Form 10-Q
period 1995-08-31
CHAPARRAL RESOURCES INC
filed 1995-10-11
CIK 19252

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  25049

                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1995

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ________ to ________

          Commission file number 0-7261

                            CHAPARRAL RESOURCES, INC.
                          621 - 17th Street, Suite 1301
                             Denver, Colorado  80293

Phone:  (303) 293-2340


Colorado                                          84-0630863
(State of Incorporation)                (I.R.S. Employer Identification No.)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

As of October 13, 1995, the Registrant had 20,396,692 shares of its $0.10 par value common stock issued and outstanding.


















                                                              Total Pages  9

                          PART I  -  SUMMARIZED FINANCIAL INFORMATION

                                    CHAPARRAL RESOURCES, INC.

                             Consolidated Statements of Operations
                                        Unaudited

                              For the three months ended    For the nine months ended
                              --------------------------    -------------------------
                              August 31,     August 31,     August 31,     August 31,
                                1995            1994           1995           1994
                                ----            ----           ----           ----
Revenue:
     Oil and gas sales        $    64,000    $    95,000    $    200,000   $    292,000
                                ---------     ----------     -----------     ----------
                                   64,000         95,000         200,000        292,000

Costs and expenses:
     Production costs              22,000         37,000          89,000        184,000
     Depreciation and depletion    24,000         44,000          85,000        128,000
     General and administrative    (5,000)         8,000          55,000         94,000
                               ----------      ---------       ---------     ----------
                                   41,000         89,000         229,000        406,000
                               ----------     ----------      ----------    -----------
Earnings (loss from operations)    23,000         6,000          (29,000)      (114,000)

Other income (expenses):
     Interest income               1,000          2,000          4,000           11,000
     Interest expense                   -              -              -          (4,000)
     Other, net                    3,000          25,000         42,000          60,000
Minority interest in net income of
     consolidated joint venture         -              -              -           2,000
                                ---------      ---------      ---------      ---------
                                   4,000          27,000         46,000          69,000
                                ---------     ----------      ----------     ---------
          Net income (loss)   $   27,000     $    33,000    $    17,000    $    (45,000)
                                =========     ==========     ==========     ============

Earnings (loss) per common
     share                    $    0.001     $    0.002     $    0.001     $    (0.003)
                               ==========     ==========     ==========     ===========


Average number of
     outstanding shares        20,296,692    14,945,855      18,319,817      14,945,855
                              ===========    ==========      ==========     ===========








See accompanying notes to financial statements

                                CHAPARRAL RESOURCES, INC.
                              Consolidated Balance Sheets
                                              August 31,
                                                 1995       November 30,
                                             (Unaudited)       1994
                                             ----------     -----------
     ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $    77,000    $    318,000
     Certificates of deposit                           -          20,000
     Investment in U.S. Treasury securities
          (at cost)                              135,000         199,000
     Accounts receivable
     Joint interest participants                  27,000         231,000
     Oil and gas purchasers                       41,000          64,000
     Prepaid expenses                                  -           2,000
                                               ---------      ----------
     Total current assets                        280,000         834,000

PROPERTY AND EQUIPMENT AT COST:
     Oil and gas properties - full cost
     United States
     Subject to depletion                     16,320,000      16,115,000
     Not subject to depletion                     60,000          40,000
     Foreign
     Not subject to depletion                  3,826,000         256,000
     Less accumulated depletion and
          impairment                         (15,114,000)    (15,032,000)
                                             -----------      -----------
                                               5,092,000       1,379,000
     Furniture and fixtures and
           equipment                             198,000         337,000
     Less accumulated depreciation              (177,000)       (324,000)
                                              ----------      -----------
                                                  21,000          13,000
                                              ----------      -----------
                                               5,113,000       1,392,000
OTHER ASSETS
     Long-term investments in U.S.
          Treasury securities (at cost)                -         100,000
     Cash value of insurance and annuities         8,000          48,000
     Equipment inventory                          13,000          14,000
                                              ----------      -----------
                                                  21,000         162,000
                                             -----------      -----------
                                        $      5,414,000  $    2,388,000
                                             ===========      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable:
     Trade                              $         58,000    $    151,000
     Joint interest
          participants  - revenue                 25,000          41,000
     Accrued liabilities                          80,000         145,000
                                             -----------     ------------
     Total current liabilities                   163,000         337,000
     Minority interest in joint venture                -          16,000


                                                                  3

STOCKHOLDERS' EQUITY:
     Common stock authorized 50,000,000 shares
       of $.10 par value; issued and outstanding,
       20,396,692 and 15,782,317 shares at August
       31, 1995 and November 30, 1994         2,030,000       1,572,000
     Capital in excess of par value          12,205,000       9,464,000
       Preferred stock - authorized,
       1,000,000 shares, no shares issued
       or outstanding at August 31, 1995
       or November 30, 1994
     Retained earnings (deficit)             (8,984,000)     (9,001,000)
                                          -------------      -----------
     Total stockholders' equity               5,251,000       2,035,000
                                          -------------      -----------
     Total liabilities and
       stockholders' equity             $     5,414,000  $    2,388,000
                                          =============      ==========

See accompanying notes to financial statements

                                    CHAPARRAL RESOURCES, INC.
                              Consolidated Statements of Cash Flows
                                          Unaudited

                                                               For the Nine Months Ended
                                                             ----------------------------
                                                              August 31,        August 31,
                                                                 1995             1994
                                                              ---------         ---------

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities
     Net income (loss)                                      $    17,000    $    (45,000)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and depletion                                  85,000         128,000
     Changes in assets and liabilities:
     (Increase) decrease in:
     Accounts receivable                                         227,000             -
     Prepaid expenses                                              2,000          2,000
     Other assets                                                140,000         40,000
     Equipment inventory                                           1,000             -
     Increase (decrease) in:
     Accounts payable                                           (109,000)        136,000
     Accrued liabilities                                         (65,000)        (62,000)
                                                             -----------        --------
     Net cash provided from (used in) operating activities       298,000         199,000
Cash flows from investing activities:
     Additions to property and equipment - U.S.                 (225,000)       (238,000)
     Additions to property and equipment - Foreign            (3,570,000)             -
     Change in certificate of deposit                             20,000         147,000
     Increase (decrease) in minority interest                    (16,000)         (3,000)
     Investment in stocks & bonds                                 64,000        (300,000)
                                                            -------------       ---------
     Net cash provided from (used in) investing activities    (3,727,000)       (394,000)
Cash flows from financing activities:
     Proceeds from stock acquisition of CAP(D)                 3,188,000             -
                                                            --------------      --------
     Net cash provided from (used in) financing activities     3,188,000             -
     Net increase (decrease) in cash                            (241,000)       (195,000)
Cash and cash equivalents at beginning of year                   318,000         522,000
                                                            --------------      --------
Cash and cash equivalents at end of 3rd quarter             $     77,000   $     327,000
                                                             =============      ========










See accompanying notes to financial statements

                            CHAPARRAL RESOURCES, INC.

                   Notes to Consolidated Financial Information

                                    Unaudited





(1) The information furnished in this Quarterly Report on Form 10-Q reflects all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented.

(2)  Non-cash Financing and Investment Activities

     a)  There was no interest paid for the period ended August 31, 1995.

                      MANAGEMENT'S' DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)  Liquidity and Capital Resources

     Net cash and cash equivalents decreased  $241,000 from November 30, 1994 to
     August  31, 1995.    The decrease  was  due to  additions  to property  and
     equipment, both foreign and domestic.

     At August 31, 1995, the Company's working capital position was positive with total current assets of $280,000 and total current liabilities of $163,000 for a working capital ratio of 1.7 to 1. The Company's primary source of capital is from oil and gas sales.

     The Company has a 45% beneficial ownership interest in Central Asian Petroleum Guernsey Limited ("CAP-G"). CAP-G has a 50% beneficial ownership interest in Karakuduk-Munay, Inc. ("KKM"), the operating company for the development of the Karakuduk Field. On August 30, 1995, the Ministry of Oil and Gas Industries of the Republic of Kazakstan signed the Agreement approving the development of the Karakuduk Field. The Company, through its 45% beneficial ownership interest in CAP-G, has a 22.5% beneficial ownership interest in the Karakuduk Field. CAP-G's share of the initial capitalization of KKM is $100,000. The Company's share, $45,000, has been paid.

     By November 28, 1995, the Company, in order to retain its 45% beneficial ownership interest in CAP-G, must commit to fund $4,000,000 to be used for the Company's share of KKM's operating budget for the remainder of 1995 ($695,000) and 1996 (estimated to be $5,385,000). The Company is working with a New York investment banking firm that has expressed its intention to obtain for the Company funding for this commitment. However, there are no assurances the Company will obtain the necessary funding.

     The Company's share of the 1995 budget for CAP-G is $136,125, of which $135,000 has been paid to CAP-G to date. The 1996 budget for CAP-G has not been submitted as of this time.

     If, by November 28, 1995, the Company is unable to commit to fund the $4,000,000, then the Company's beneficial ownership interest in CAP-G would be reduced to 25% and the Company's beneficial ownership interest in the Karakuduk Field would be reduced to 12.5%. The Company's share of the operating budget for KKM for the remainder of 1995 would then be $173,750 and the Company's estimated share of the 1996 KKM operating budget would be $2,992,000. If the Company is unable to meet these reduced financial requirements, it would relinquish the balance of its beneficial ownership interest in CAP-G and the Karakuduk Field.

     The Company has substantially depleted its working capital resources to obtain its beneficial ownership interests in CAP-G and KKM. Should the Company be unable to meet the financial requirements described above, it will be necessary for the Company to reduce its overhead, staff, and other expenses in order to remain in operation. There are no assurances that if such reductions in the Company's operating costs occur that it will be able to remain in operation.

     As a result of the signing of the Agreement for the development of the Karakuduk Field, the former shareholders of Central Asian Petroleum, Inc. ("CAP-D") are entitled to have released from escrow 1,000,000 of the 4,250,000 shares of the Company's restricted common stock placed in escrow in April, 1995 when the Company acquired all of the outstanding stock of CAP-D in a tax free exchange. CAP-D has a 20% beneficial ownership interest in CAP-G. The 1,000,000 shares will be released to the former shareholders of CAP-D at such time as they agree upon the number of shares
     each is  to receive.   The remaining 3,250,000 shares will be held in
     escrow pending the occurrence of certain events relative to the funding and development of the Karakuduk Field.

     The Company has no other material commitments for cash outlay or capital expenditures other than for normal operations.

(2)  Results of Operations

     Nine Months Ended August 31, 1995 vs. August 31, 1994

     The Company's operations resulted in net income of $17,000 for the nine months ended August 31, 1995 compared to a net loss of $45,000 during the same period in 1994.

     Revenues from oil and gas sales decreased 31.5% due to lower natural gas prices and certain producing properties being shut-in due to pricing.

     Costs and expenses decreased 43.6%. Production costs decreased 51.6% as certain producing properties were shut-in due to lower natural gas prices. Depreciation and depletion decreased 33.6% due to reduced depletion expenses as a result of the write-down of oil and gas properties at fiscal year end November 30, 1994. General and administrative costs decreased 41.5% due to increased capitalization of costs related to foreign activities during the nine months ended August 31, 1995 compared to the same period during 1994.

     Three Months Ended August 31, 1995 vs. August 31, 1995

     The Company's operations resulted in net income of $27,000 for the three months ended August 31, 1995 compared to net income of $33,000 during the same period in 1994.

     Revenues from oil and gas sales decreased 32.6% due to lower natural gas prices and certain producing properties being shut-in due to pricing.

     Costs and expenses decreased 53.9%. Production costs decreased 40.5%, depreciation and depletion decreased 45.5% and general and administrative costs decreased 162.5% for the same reasons cited for the nine month period ending August 31, 1995.

PART II  -  OTHER INFORMATION

Item 5.   Other Information





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  October 10, 1995

                                   CHAPARRAL RESOURCES, INC.
                                   A Colorado Corporation



                                   /s/ Paul V. Hoovler
                                   ------------------------------
                                   Paul V. Hoovler
                                   President



                                   /s/ Matthew R. Hoovler
                                   ------------------------------
                                   Matthew R. Hoovler
                                   Principal Financial Officer