Form 10-K405
period 1995-11-30
CHAPARRAL RESOURCES INC
filed 1996-03-14
CIK 19252

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 1995

                                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file number: 0-7261


                            CHAPARRAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

          Colorado                                         84-0630863
 ------------------------------                  ------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                             Number)

                       621 Seventeenth Street, Suite 1301
                             Denver, Colorado 80293
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (303) 293-2340

Securities registered pursuant to Section 12(g) of the Act:

                          $0.10 Par Value Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

         YES  [X]                   NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          [X]

         As of March 8, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $23,783,000.

         As of March 8, 1996, Registrant had 24,009,192 shares of its $0.10 par value common stock issued and outstanding.

                                                       Total Pages ___
                                      - 1 -

                                     PART I

ITEM 1.  BUSINESS

         Chaparral Resources, Inc. ("Company"), which was incorporated under the laws of the state of Colorado in 1972, is an independent oil and gas exploration and production company based in Denver, Colorado. Historically, the Company has produced and sold crude oil and natural gas to oil and gas purchasers in the immediate area where the oil and gas is produced. The Company owns, acquires and sells oil and gas leases and other mineral interests and drills and participates with others in drilling and operating oil and gas fields and wells. The Company attempts to obtain outside development capital on a joint venture basis and to share the risk of its drilling with others engaged in the oil and gas business by arranging farmouts to and from others. Most of the wells from which the Company currently is receiving production are owned only partially by the Company.

         Until 1994, the Company's oil and gas activities were concentrated solely in the United States and the Company's remaining working interest property in the United States is in the South Douglas Creek Field in the Piceance Creek Basin of western Colorado, an area of multi-pay natural gas production. During early 1994, the management of the Company made a strategic decision to pursue international oil and gas projects, with initial emphasis on the Commonwealth of Independent States (the former Soviet Union). Due to its involvement in the Karakuduk Oil Field Project ("Karakuduk Field" or "Karakuduk Project") described below, the Company divested its domestic working interest oil and gas properties other than the South Douglas Creek Field located in the Piceance Creek Basin of western Colorado.

          The Company will continue to operate the South Douglas Creek Field, incurring revenue and operating expenses, and will continue to receive revenue from producing wells. The South Douglas Creek Field contains 26 producing wells. During 1995 the combined flow rate of these wells has averaged 2,232 MCF of natural gas per day. The Company operates the 11,000 acre South Douglas Creek Field and has an average of fifteen percent (15%) working interest in the field area. The Company expects the South Douglas Creek Field to continue to be a major area for development for the Company with more than 60 additional locations in 10 sections (approximately 6,400 acres) identified for possible drilling on 160-acre spacing. Drilling and gas gathering line construction are limited to summer and fall months due to the rugged topography and high ground elevations. Major natural gas pipeline systems are in place in the field and multiple gas marketing opportunities exist to sell new production. The Company also holds overriding royalty interests ranging from 0.03% to 10% in 85 producing wells located in Colorado, North Dakota and Wyoming, from which some revenue will be anticipated. See "Business--Markets."

Karakuduk Project

         The Company has assembled a team familiar with international oil and gas matters to assist in the review and acquisition of international oil and gas projects. In early September 1994, the Company signed a letter of intent with Central Asian Petroleum, Inc., a Delaware corporation ("CAP-D"), and Overseas Consulting Services Company, Inc. ("OCSCO"), both private companies based in Houston, Texas, to jointly pursue the registration and development of the Karakuduk Field, a shut-in oil field in the central Asian Republic of Kazakstan, discovered in the early 1970s but never placed in production.

         In mid-September 1994, the Company acquired a 25% interest in Central Asian Petroleum Guernsey Limited ("CAP-G"), with headquarters in Ankara, Turkey. CAP-G has a 50% interest in Karakuduk Munay, Inc. ("KKM"), which holds 100% of the right to develop the Karakuduk Field. As a result of the acquisition of the 25% interest in CAP-G, the Company has a 12.5% beneficial interest in KKM and the Karakuduk Field. The Company paid $150,000 and agreed to issue 200,000 shares of restricted common stock, of which 150,000 shares have been issued, for this interest. In April 1995, the Company acquired all of the stock of CAP-D, which also owned an interest in CAP-G, in exchange for 4,250,000 shares of the

Company's Common Stock, which are held in an escrow account to be released from time to time through June 30, 2000, upon the occurrence of certain events related to development of the Karakuduk Field. As a result of the acquisition of CAP-D, the Company's beneficial interest in CAP-G increased to 45%, giving the Company a 22.5% beneficial interest in KKM and the Karakuduk Field.

         Under terms of the acquisition of CAP-D, the former shareholders of CAP-D have certain rights to cause the Company to nominate persons selected by the former shareholders to the Company's Board of Directors. The first director, Jay W. McGee, was elected at the 1995 annual meeting. See "Item 10. Directors and Executive Officers of the Registrant." Additionally, in connection with the acquisition, the Company may be required to pay a brokerage fee to Mr. McGee in the amount of $175,000 of which $50,000 has been paid and the balance of which is payable as KKM meets milestones in connection with development of the Karakuduk Field. See "Item 13. Certain Relationships and Related Transactions."

         In January and February 1996, the Company entered into agreements to acquire, for a total of $5,850,000 cash and 1,785,000 shares of the Company's restricted common stock, up to an additional 55% interest in CAP-G. If consummated, the acquisitions will increase the Company's ownership in CAP-G to 100%, thus increasing to 50% the Company's beneficial ownership in KKM and the Karakuduk Field. The other 50% ownership in the Karakuduk Field is held by a Kazakstan regional government group.

         The additional 55% of CAP-G is to be acquired in three separate transactions, the first two of which include the purchase of all of the CAP-G shares owned by a private Turkish company ("Darka") and by an individual CAP-G shareholder ("Koksal"), each of which owns 25% of the CAP-G shares outstanding.

         The Company must pay $2,000,000 in cash plus issue 685,000 shares of the Company's Common Stock to Darka for all of Darka's CAP-G shares. The Company paid $600,000 of the cash purchase price and delivered 625,000 shares of Company stock on March 8, 1996, with the balance of cash and stock due on April 1, 1996.

         The Company must pay $1,975,000 in cash and issue 900,000 shares of the Company's Common Stock to Koksal for 60% of Koksal's CAP-G shares (15% of CAP-G) with an option, after completion of the initial purchase, to purchase the remaining 40% of his CAP-G shares for an additional $1,625,000 and 200,000 shares of the Company's Common Stock. The initial purchase from Koksal was consummated on March 11, 1996 when $750,000 cash and 900,000 shares of the Company's Common Stock were delivered to Koksal. The remaining cash balance of $1,225,000 for the initial purchase will be paid in four equal quarterly payments of $306,250 between June 11, 1996 and March 11, 1997. The Company has the option to purchase the remaining 40% of Koksal's CAP-G shares (10% of CAP-G) at any time following completion of the initial purchase and prior to December 11, 1997.

          Under the third agreement, the Company intends to acquire the remaining 5% of the outstanding CAP-G shares from a private U.S. corporation for $250,000 cash to be paid on or before April 14, 1996.

Uzbekistan Project

         The Company has been negotiating an agreement pursuant to which the Company would acquire 100% of the issued and outstanding capital stock of MD
International Petroleum, Inc. ("MDI"), a private company of which the shareholders include or will include four directors of the Company (Messrs. Karren, Dilling, Jeffs and McGee). At the time of the acquisition, the only asset that MDI would have would be a 2% to 5% interest in a joint venture that Enron Oil & Gas Uzbekistan Inc. is attempting to negotiate for the development of natural gas fields in Uzbekistan. It is currently contemplated that, if the agreement is consummated, the Company would issue MDI's shareholders approximately 6,400,000 shares of the Company's restricted common stock in exchange for their MDI shares. Of these shares, the Company anticipates that approximately 1,000,000 shares would be issued at closing and the balance over a four to five year period, depending upon the occurrence of certain events. There are no assurances that the Company will be able to consummate the agreement to acquire the shares of MDI or that Enron Oil & Gas Uzbekistan Inc. will be able to consummate a joint venture or other arrangement for the natural gas fields in Uzbekistan.

         Risks of Foreign Operations. Because of the Company's interest in KKM and the Karakuduk Field, the Company will be subject to certain risks inherent in the ownership and development of foreign properties, including without limitation, cancellation or renegotiation of contracts, royalty increases, tax increases, retroactive tax claims, expropriation, adverse changes in currency values, foreign exchange controls, import and export regulations, environmental controls, and other laws and regulations which may adversely affect the Company's interest in the Karakuduk Field. The Company's operations and agreements will also be governed by foreign laws. In the event of a dispute, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. In addition, the Company might be hindered or prevented from enforcing its rights with respect to a government instrumentality because of the doctrine of sovereign immunity.

         The Company has no prior experience operating in any foreign country, including the Republic of Kazakstan, and may encounter unexpected difficulties in conducting foreign operations. Although the recent and continuing political, social and economic upheavals in Kazakstan have created opportunities for foreign investment, substantial uncertainty exists about the stability of the central Kazakstan government, the status of Kazakstan law and the autonomy of the parties involved with the Company in Kazakstan.

         The Company has endeavored to protect itself against the political and commercial risks, but there is no certainty that the steps taken will provide adequate protection. In this regard, the Company has applied with Overseas Private Investment Corporation ("OPIC") for political risk insurance. OPIC insurance can cover the following political risks:

        o Currency Inconvertibility--deterioration of the investor's ability to convert profits, debt service and other remittances from local currency unto U.S. dollars;

        o   Expropriation--loss   of  an   investment   due  to   expropriation,
            nationalization or confiscation by a foreign government;

        o Political Violence--loss of assets or income due to war, revolution, insurrection or politically motivated civil strife, terrorism and sabotage; and

        o Interference With Operations--loss of assets or income due to cessation of operations lasting six months or more caused by political violence.

         The coverage elections for each category of insurance are computed on a ceiling and an active amount. The coverage ceiling represents the maximum insurance available for the insured investment and future earnings under an insurance contract. The premiums for each category are based on a maximum insured amount ("MIA"), a current insured amount ("CIA") and a standby amount. The MIA represents the maximum insurance available for the insured investment under an insurance contract. The CIA represents the insurance actually in force during the contract period. The difference between the CIA and the MIA is the standby amount. There is a charge for standby coverage.

         The Company has applied with OPIC for all four political risk coverages on the Company's investment in the Karakuduk Field in western Kazakstan. The MIAs sought for each coverage range from $23.4 to $40.2 million. The estimated yearly premium amounts for the CIAs for each coverage range up to $84,000. The estimated yearly standby premiums for each coverage range up to $88,000. The actual premium values may be higher or lower depending on the contract offered to the Company by OPIC.

         The Investment Committee of OPIC approved the Company's Karakuduk operations for political risk insurance coverage by OPIC on December 19, 1995. The Company expects to receive the actual Contract of Insurance issued by OPIC to the Company in April 1996.

         Under the terms of OPIC's Expropriation and Interference With Operations insurance coverage, the Company must be able to transfer to OPIC the shares of beneficial interests related to the insured investment, free and clear of all encumbrances. There are certain restrictions on the transfer of shares and assignment of the Company's beneficial interests in KKM. The Company is seeking a waiver of the transfer restrictions from the shareholders of KKM and does not anticipate problems in obtaining the waiver.

Markets

         Domestic Production. The availability of ready markets for oil and gas and the prices obtained for production depend upon a number of factors beyond the Company's control. Such factors include the extent of domestic production and imports of oil and natural gas, weather conditions, the availability of pipelines and other means of transportation and federal and state regulations of the production, transport and sale of oil and gas. The Company and other producers are experiencing pipeline curtailment of gas production due to natural gas prices and demand for natural gas.

         In fiscal 1995, the only customer having purchases which accounted for 10% or more of the Company's revenues was Conoco Inc. which accounted for 16.5% of the Company's revenue.

         The Company's business is not seasonal, except that severe weather conditions could limit the Company's exploration and drilling activities. However, severe cold weather increases the demand for oil and natural gas which are used for heating purposes.

         Foreign Production. There is substantial uncertainty as to the prices at which any oil reserves produced by the Company from the Karakuduk Field could be sold. It is possible that, under the market conditions prevailing in the future, the production and sale of oil from the Karakuduk Field may not be commercially feasible. The availability of ready markets and the price obtained for oil produced depends upon numerous factors beyond the control of the Company. The current market for oil is characterized by instability which has caused dramatic declines in world oil prices in recent years and there can be no assurance of any price stability. See also "Item 2. Properties--The Karakuduk Field."

Competition

         Both foreign and domestic oil and gas exploration and the acquisition of producing and undeveloped properties is a highly competitive and speculative business. In seeking suitable opportunities, the Company competes in all areas of the oil and gas industry with a number of other companies, including large multi-national oil and gas companies and other independent operators with greater financial resources and, in some cases, with more experience than the Company. The Company does not hold a significant competitive position in either the foreign or domestic oil and gas industry.

Regulation

         General. All aspects of the oil and gas industry are extensively regulated by federal, state and local governments in areas in which the Company has operations, and the Company's foreign operations may be subject to regulation by foreign governments or other regulatory bodies governing the area in which the Company's overseas operations are located. Regulations govern such things as drilling permits, production rates, and environmental protection and pollution control, royalty rates and taxation rates among others. These regulations may substantially increase the costs of doing business and sometimes may prevent or delay the starting or continuing of any given exploration or development project. Moreover, regulations are subject to future changes by legislative and administrative action and by judicial decisions which may adversely affect the petroleum industry in general and the Company in particular. At the present time, it is impossible to predict the effect any current or future proposals or changes in existing laws or regulations will have on the Company's operations. The Company believes that it complies with all applicable legislation and regulations in all material respects.

         Environmental. The Company does not believe that its business operations presently impair environmental quality. However, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the Company, the extent of which the Company is unable to assess. Since inception the Company has not made any material capital expenditures for environmental control facilities and has no plans to do so.

Employees

         The Company employs five persons on a full-time basis.

ITEM 2.  PROPERTIES

The Karakuduk Field

         The Karakuduk Field is located in the Mangistau Region of the Republic of Kazakstan. KKM's license to develop the Karakuduk Field covers an area of approximately 16,922.5 acres and has been granted to KKM for a period of 25 years. The agreement granting KKM the right to develop the Karakuduk Field was approved by the Ministry of Oil and Gas Industries of the Republic of Kazakstan on August 30, 1995. CAP-G's share of the initial capitalization of KKM is $100,000, of which the Company's share has been paid.

         The Karakuduk Field is geographically located, approximately 227 miles northeast of the regional capital city of Aqtau, on the Ust-Yurt Plateau. The closest settlement is the Say-Utes Railway Station approximately 38 miles southeast of the field. The ground elevation varies between 590 and 656 feet above sea level. The region has a dry, continental climate, with fewer than 10 inches of rainfall per year. Mean temperatures range from -25 degrees Fahrenheit in January to 100 degrees Fahrenheit in July. The operating environment is similar to that found in northern Arizona and New Mexico in the United States.

         The Karakuduk structure is an asymmetrical anticline located on the Aristan Uplift in the North Ustyurt Basin. Oil was discovered on the structure in 1972, when Kazakstan was a republic of the former Soviet Union, from Jurassic age sediments between 8,500 and 10,000 feet. Twenty-two exploratory and development wells were drilled to delineate the field, however, none of the wells was ever placed on production. The productive area of the Karakuduk Field is 11,300 acres, with a minimum of seven separate productive horizons present in the Jurassic formation. Oil has been recovered in tests from all seven horizons within the Jurassic formation with flow rates ranging from 3 to 966 barrels per day. The Company estimates that the drilling of approximately 90 additional oil wells and 26 water injection wells will be required to fully develop the field. Peak oil production from the field is expected to occur within seven years after start-up, although time or amount of development or production cannot presently be assured.

         Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an internationally recognized petroleum engineering group retained by the Company, has stated that in its opinion, after review, a reserve report commissioned by the Company which estimated that the Karakuduk Field has estimated original oil in place of 74 million barrels which could be considered proved undeveloped, is reasonable. However, neither the Ryder Scott opinion or the reserve report considered the potential adverse impact of marketability on price of any oil which might be produced due to the remote location of the field or potential political instability and, therefore, none of the reserves can presently be considered proven. The production and marketing of the oil reserves will be subject to a number of political, economic and other risks. See "--Foreign Operations, --Markets and --Competition."

         The   Karakuduk   Field  is   approximately   19  miles  north  of  the
Mukat-Mangishlak railroad, the Mangishlak- Astraghan water pipeline, the Beyneu-Uzen high voltage utility lines, and the Uzen-Atrau-Samara oil and gas pipelines. KKM has the right of priority to use the existing oil and gas pipeline facilities to transport produced oil from the Karakuduk Field to the Baltic Sea ports of Kainingrad and Vendsplis and/or the Black Sea port of Novorsiysk, thus offering a potential world market for the produced crude oil. This priority use of existing facilities is granted within the guarantee issued by the Ministry of Oil and Gas Industry of the Republic of Kazakstan. The planned development program for the Karakuduk Field will include a secondary recovery operation that the Company believes could result in additional recoverable reserves.

         Because of uncertainties surrounding the prospect, no proved reserves have been attributed to the field. The Karakuduk Project will require significant development costs for which the financing is not complete. There can be no assurance that the project will be adequately financed or that the field will be successfully developed. The license requires a minimum work plan of approximately $10 million in 1996, $34 million in 1997 and $12 million in 1998. The agreement provides KKM with the right to defer the minimum work program under certain conditions. As part of the minimum work plan requirement, the Company is committed to loan CAP-G sufficient funds up to a total amount of $4 million to enable CAP-G to loan KKM sufficient funds to place existing wells in the Karakuduk Field on production.

         The initial operating budget for KKM was approved in September 1995, and the Company paid $320,000 as its share for the remainder of calendar year 1995.

         In January 1996, the Board of Directors of KKM approved the KKM operating budget for the first half of 1996, of which the Company's share is approximately $864,650, and of which the Company has paid $150,000. KKM will notify the Company of KKM's additional capital requirements on an as needed basis.

         The Karakuduk Field will be developed in phases. Phase I, expected to require at least one year, is scheduled to begin during 1996. Because of the uncertainty of the conditions of the existing wells, Phase I expenditures are to include the recompletion of seven existing wells or if, after recompletion of three wells, it is determined that well conditions are unfavorable for additional recompletions, a new development well will be drilled in the Karakuduk Field. The estimated costs for Phase I are as follows:

         Option I:  Recomplete seven existing wells.
         Total costs, including engineering design, well recompletions, storage tanks and facilities, oil transport trucks, roads, camp facilities, communications facilities, field transportation, office overhead and personnel costs, are estimated to be $3.01 million.

         Option I:  Recomplete  three existing  wells and drill one  development well.
         Total costs for Option II, including engineering design, well recompletions, drilling and completion costs, storage tanks and facilities, oil transport trucks, roads, camp facilities, communication facilities, field transportation, office overhead and personnel costs, are estimated to be $3.60 million.

         The Company will be responsible for providing all of the funding necessary for the completion of Option I or Option II under Phase I of the development of the Karakuduk Field. If the estimated costs under Phase I exceed $4,000,000, any additional costs will be paid by the Company, assuming the Company consummates the acquisitions of the additional interests in CAP-G described above. If not, the Company's share of expenditures after Phase I would be 45%.

         The Company anticipates that produced crude oil from Phase I development would be sold beginning within two to three months after start-up of this phase. The produced oil will be transported by tanker trucks over existing roads to the pumping station at Beiman approximately 85 miles east of the

Karakuduk Field. The oil would probably either be sold to private international companies at this station or transported via the Uzen-Atrau- Samara pipeline to world markets.

         Management of the Company believes the risk-to-reward considerations involved with the development of the Karakuduk Field are very positive and may lead to substantial growth of the Company over the next several years. However, the Company can provide no assurances that the Karakuduk Field will produce oil in any amounts or that the Company will ever realize a profit as a result of the Company's interest in the field.

         The exploration and development of the Karakuduk Field is governed by the terms of the agreements with the other shareholders in CAP-G and KKM. There can be no assurance that such shareholders, or any successor thereto, will contribute or will be in a position to contribute its proportionate share of costs and expenses for either entity for which it is responsible without raising additional capital. Thus, in the event a joint venture partner cannot finance its obligations, the Company may be required to assume its financing obligations or risk the forfeiture of the property. In addition, the Company's ability to utilize any revenue generated by the successful development of the Karakuduk Field held indirectly by the Company through CAP-G and KKM may be limited. Such limitations may result from governmental restrictions which may prevent or inhibit the distribution of funds from KKM to CAP-G or from CAP-G to the Company.

         All of the permits and licenses required to develop the field are not yet in place and there is no assurance they will be obtained. Also, because of uncertainties surrounding the project, no proved reserves have been attributed to the field. The project will require significant development costs for which the financing is not in place. There can be no assurance that the project will be financed or that the field will be successfully developed. Further, the Company will face all of the risks inherent in attempting to develop an oil and gas property in a foreign country.

         See also Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Reserves. As detailed in "Disclosures About Oil and Gas Producing Activities" following the Notes to Consolidated Financial Statements in this report, estimated quantities of the Company's proved oil reserves decreased 40.7% for the fiscal year ended November 30, 1995, as compared to the previous fiscal year and natural gas reserves decreased 7.1%. Reserves decreased due to production during the year, the sale of certain producing properties and the abandonment of certain properties which produced at uneconomic rates. The present value of the Company's proved reserves decreased 60.6% at the fiscal year end November 30, 1995, as compared to the end of the previous fiscal year, due to lower natural gas prices, production, the sale of proved reserves and abandonment of proved reserves.

         Production. The Company's production for the fiscal year ended November 30, 1995 was 8,224 barrels of oil and 132,924 MCF of natural gas. Oil production decreased 27.1% from that during the fiscal year ended November 30, 1994. Natural gas production decreased 16.4% from the previous fiscal year.

         Productive Wells and Acreage. As of November 30, 1995, the Company had interests in 65 gross productive oil wells (1.73 net oil wells) and 62 gross productive gas wells (4.61 net gas wells). There are no multiple completion wells. Production was from 45,775 gross (2,793 net) developed acres.

         Undeveloped Acreage. The Company on November 30, 1995, held interests in 2,500 gross (690 net) undeveloped oil and gas leases, all located within the State of Wyoming.

         Drilling Activity. All of the Company's drilling activity has been in the United States. During the last three fiscal years ended November 30, 1995, the Company participated in the drilling of the following productive exploratory and development wells. This table does not include any wells in which the Company had a carried or overriding royalty interest, nor any wells that were recompleted.



   Fiscal Year              Exploratory Wells                     Development Wells
      Ended         -------------------------------      ---------------------------------
   November 30,      Productive            Dry             Productive             Dry
   ------------     -------------    --------------      --------------     --------------
                    Gross    Net     Gross      Net      Gross      Net     Gross      Net
                    -----    ----    -----      ---      -----      ---     -----      ---


1995..............    0        0       0         0         0         0        0          0
1994..............    0        0       0         0         5        .81       1        .15
1993..............    1      .11       0         0         3        .34       0          0


          Present Activities. As of March 13, 1996, the Company was not participating in the drilling of any oil or natural gas wells.

          Offices. The Company's offices comprise 3,906 square feet and are rented for $2,767 per month, under a lease which expires in March of 1997.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the Company's fiscal quarter ended November 30, 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

          The Company's $0.10 par value common stock trades on the Nasdaq Small-Cap Market under the symbol CHAR.

         At March 8, 1996, the Company had approximately 2,100 shareholders of record of its $0.10 par value common stock. No dividend has been paid on the Company's common stock, and there are no plans to pay dividends in the foreseeable future.

         The following table shows the range of high and low "real-time" trade prices for each quarter during the Company's last two fiscal years ended November 30, 1995, as reported by the National Association of Securities Dealers, Inc.

                                                                Price Range
Trading Range                                               -------------------
Fiscal Quarter Ended                                        High          Low
--------------------                                        ----         ------

February 28, 1994........................................   11/32           1/4
May 31, 1994.............................................    9/32           1/4
August 31, 1994..........................................   15/32          9/32
November 30, 1994........................................   29/32         11/32
February 28, 1995........................................   23/32           5/8
May 31, 1995.............................................     7/8         21/32
August 31, 1995..........................................   11/16         15/32
November 30, 1995........................................       1           1/2

ITEM 6.        SELECTED FINANCIAL DATA

          The following is selected consolidated financial information concerning the Company. This information should be read in conjunction with the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.


                                              1995          1994           1993           1992           1991
                                              ----          ----           ----           ----           ----


Oil and gas sales.......................   $ 255,000    $  374,000    $  414,000     $  492,000     $  523,000
Total revenues*.........................     255,000       374,000       414,000        492,000        607,000
Noncash write-down of oil
  and gas properties....................     619,000       416,000       230,000           --             --
Net income (loss).......................    (704,000)     (474,000)     (123,000)      (121,000)      (154,000)
Net income (loss) per
  common share..........................      (0.04)         (0.02)        (0.01)        (0.01)         (0.01)
Working capital.........................     366,000       497,000       709,000        357,000        323,000
Total assets............................   5,595,000     2,388,000     2,597,000      2,292,000      2,537,000
Long-term obligations and
   deferred terms.......................     461,000         --          115,000        135,000        135,000
Shareholders' equity....................   4,920,000     2,035,000     2,167,000      1,880,000      2,001,000
Present value of proved reserves........     427,000     1,084,000     1,360,000      1,429,000      1,643,000
Proved oil reserves (bbls)..............      66,185       111,690       141,748        105,973        209,136
Proved gas reserves (mcf)...............   3,062,417     3,294,730     2,305,142      1,485,556      1,321,377

-------------------

         *Certain reclassifications have been made to conform prior years' information with the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Company's primary source of capital is from oil and gas sales. The Company's working capital position was positive at November 30, 1995. Total current assets were $580,000 and total current liabilities were $214,000 for a working capital ratio of 2.7 to 1.

         Net cash and cash equivalents increased $183,000 during fiscal 1995. The increase was due to receipt of proceeds from a private unsecured loan represented by a note payable in the amount of $750,000 (see Note E, Notes to Consolidated Financial Statements) and proceeds from the issuance of $93,000 in capital Stock (see Note F, Notes to Consolidated Financial Statements).

         In mid-September 1994, the Company acquired a 25% interest in CAP-G. CAP-G has a 50% interest in Karakuduk Munay, Inc. ("KKM"), which owns 100% of the right to develop the Karakuduk Field. In April 1995, the Company acquired all of the stock of Central Asian Petroleum, Inc. ("CAP-D"), which also owned an interest in CAP-G, in exchange for up to 4,250,000 shares of the Company's Common Stock which are held in escrow to be delivered from time to time through June 1, 2000, upon the occurrence of certain events in connection with the development of the Karakuduk Field.

          In January and February 1996, the Company entered into agreements to acquire, for a total of $5,850,000 cash and 1,785,000 shares of the Company's

Common Stock, an additional 55% interest in CAP-G. If consummated, the acquisitions would increase the Company's ownership in CAP-G to 100%, thus increasing to 50% the Company's beneficial ownership in KKM and the Karakuduk Field. The other 50% ownership in the Karakuduk Field is held by a Kazakstan regional government group. As of March 11, 1996, $1,350,000 of such amount had been paid and 625,000 of such shares had been issued, with $1,680,000 of the balance due in April 1996 and $1,225,000 of the balance payable in four equal quarterly payments beginning June 11, 1996.

         The Company does not have significant income-producing properties and the Karakuduk Field is substantially undeveloped. The development of the Karakuduk Field through KKM will require substantial amounts of additional capital, in addition to the significant cash portion of the purchase price which remains to be paid for the CAP-G shares. The Company's share for the 1996 budget for the Karakuduk Field development is anticipated to be at least $4,000,000, of which approximately $150,000 has been paid and $760,000 is due by April 1996. The terms of the KKM license from the Republic of Kazakstan requires a 1996 work plan of approximately $10,000,000, a portion of which can be deferred by KKM under certain conditions. KKM will notify the Company of KKM's additional capital requirements on an as needed basis.

         The Company has incurred operating losses for each of its last three fiscal years. The Company will be required to raise substantial additional capital to finance its obligations in connection with the acquisition of its interest in and the development of the Karakuduk Field, and to satisfy working capital needs. The Company plans to seek to raise this additional capital through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of an oil and gas business is uncertain due, in part, to the substantial instability in oil and gas prices in recent years. There can be no assurance that the debt or equity financing expected to be necessary to fund the Company's operations and obligations will be available to the Company on economically acceptable terms. If sufficient funds cannot be raised to meet the Company's obligations with respect to the Karakuduk Field, its interest in such property might be adversely affected. See Notes B, D and N, Notes to Consolidated Financial Statements and Report of Independent Certified Public Accountants.

         The Company has no other material commitments for cash outlay and capital expenditures other then normal operations.

Results of Operations Fiscal 1995 Compared with Fiscal 1994

         The Company's operations during fiscal 1995 resulted in a loss of $719,000 primarily due to a noncash write-down of oil and gas properties of $619,000 for fiscal 1995. Due to the noncash write-down, the net loss for fiscal 1995 was $704,000 compared to a net loss of $474,000 during fiscal 1994. The noncash write-down was primarily the result of the decreased value of estimated future net values of proved reserves due to lower gas prices during the fourth quarter of fiscal 1995 (see Note M, Notes to Consolidated Financial Statements), and the sale of proved reserves during 1995.

         Revenue from oil and gas sales decreased $119,000 or 31.8% from $374,000 in fiscal 1994 due to lower production, lower crude oil and natural gas prices and sale or abandonment of certain producing properties.

         Costs and expenses increased $91,000, or 20.4% during fiscal 1995, excluding the noncash write-down of oil and gas properties. Production costs decreased by 50.4% to $115,000 in fiscal 1995 due to the sale of certain properties and shut-in of certain properties due to lower natural gas prices. Depreciation and depletion also decreased by 38.3% to $74,000 for the same reasons that production decreased. General and administrative expenses increased $72,000, or 76.6% in fiscal 1995 due to the costs related to the acquisition and operation of the Company's interest in the Karakuduk Field.

Results of Operations Fiscal 1994 Compared with Fiscal 1993

         The Company's operations resulted in a loss of $488,000 in fiscal 1994 due to a noncash write-down of oil and gas properties of $416,000 for fiscal 1994. Due to the noncash write-down, the net loss for fiscal 1994 was $474,000 compared to a net loss of $123,000 for fiscal 1993. The noncash write-down was primarily the result of the decreased value of estimated future net values of proved reserves due to lower gas prices during the fourth quarter of fiscal 1994. The charge will reduce future depletion expenses.

         Revenues from oil and gas sales in fiscal 1994 decreased by $40,000 or 9.7% from $414,000 in fiscal 1993 due to lower crude oil and natural gas prices.

         In fiscal 1994 costs and expenses increased by $42,000, or 10.4% excluding the $416,000 noncash write-down of oil and gas properties. Production costs increased by 25.4% to $232,000 in fiscal 1994 due to additional production taxes as a result of a federal audit and new wells placed on production. Depreciation and depletion decreased by 4.0% to $120,000 in fiscal 1994 due to the abandonment of certain producing oil and gas properties, sale of certain producing oil and gas properties and the noncash write-down of oil and gas properties. General and administrative expenses remained the same.,

          Inflation. The Company cannot control prices in its oil and gas sales and to the extent the Company is unable to pass on increases in operating costs, it may be affected by inflation.

Management's Discussion of Changes in Standardized Measure

         Standardized measure of discounted future net cash flows decreased 60.6% in fiscal 1995 as compared to fiscal 1994. This decrease was the result of production in 1995, lower oil and gas prices, the sale of proved reserves, and the abandonment of proved reserves during the year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) for a list of the Financial Statements and the supplementary financial information included in this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in the Company's independent accountants during the Company's last two fiscal years ended November 30, 1995.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, position with the Company, age of each director and executive officer and the period during which each director and executive officer of the Company has served are as follows:



Name of Director and Executive                  Director                   Principal Occupation
Officer and Position, in the Company             Since         Age         During the last Five Years
------------------------------------            -------        ---         --------------------------


Paul V. Hoovler.............................      1972          68         President, Chief Executive Officer and director
(President and Chief Executive                                             of the Company since 1972.
 Officer since 1972)

Matthew R. Hoovler..........................      1987          43          Vice President of the Company since 1980;
(Vice President since 1980 and                                              Treasurer since 1982.
 Treasurer since 1982)

Frank H. Gower, Jr..........................      1972          72          Director of the Company since 1972.  Mr.
                                                                            Gower and his wife are the sole owners of
                                                                            Gower Oil Company, Denver, Colorado.

Barry W. Spector............................      1995          44          Secretary of the Company since 1995.  Attorney
(Secretary since 1995)                                                      engaged in the practice of law as a sole practi-
                                                                            tioner emphasizing oil and gas and business law
                                                                            since 1979.

Peter G. Dilling............................      1995          46          President and a director of M-D International
                                                                            Petroleum, Inc., an oil and gas company, since
                                                                            September 1994.  A partner of M-D Interna-
                                                                            tional, an unincorporated oil and gas business,
                                                                            from March 1993 to the present.

James A. Jeffs..............................      1995          45          Chief Investment Officer for the Whittier Trust
                                                                            Company since 1994.  A director of M-D Inter-
                                                                            national Petroleum, Inc., an oil and gas compa-
                                                                            ny, since 1994.  Senior Vice President of Union
                                                                            Bank of Los Angeles from 1993 to 1994.  Chief
                                                                            Investment Officer for Northern Trust of Cali-
                                                                            fornia, N.A., from 1991 to 1992.  President and
                                                                            chief executive officer of TSA Capital Manage-
                                                                            ment, and Senior Vice President of Trust
                                                                            Services of America, Capital Managemeent Companies,
                                                                            from 1988 to 1991.

Howard Karren...............................      1995          65          A consultant to Enron Oil & Gas International
                                                                            Co., an oil and gas company, since 1994.
                                                                            President and Vice Chairman of Enron Oil &
                                                                            Gas International Co. from 1984 until 1994.

Jay W. McGee................................      1995          48          Director of M-D International Petroleum, Inc.,
                                                                            an oil and gas company, since September 1994.
                                                                            Manager of M-D International, an unincorporat-
                                                                            ed oil and gas entity, from March 1993 to the
                                                                            present.  Vice President of Anglo Suisse L.P.,
                                                                            an oil and gas company, from September 1990
                                                                            to February 1993.  Prior thereto, Director of
                                                                            Exploration of Anglo Suisse, Inc., an oil and
                                                                                                              gas company.

         The present term of office of each director will expire at the next annual meeting of shareholders.

         Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by the Company's Bylaws.

         In connection with the Company's acquisition of all of the stock of CAP-D, the former shareholders of CAP-D have certain rights to nominate directors of their choosing for election to the Company's Board of Directors. Pursuant to these rights, the former CAP-D shareholders caused the nomination of Jay W. McGee, who was elected a director at the 1995 annual meeting of shareholders. The Company has also agreed in principle that such former shareholders will have the right to nominate another director at the Company's 1996 annual meeting of shareholders. If by June 30, 2000, the Karakuduk Field obtains 5,000 barrels of oil production per day averaged over any sixty (60) day period, or the Company's beneficial interest in the field is sold or the Company and the former shareholders jointly participate in a new exploratory development project, the former shareholders have the right to cause the Company to nominate one additional director at the Company's 2000 annual meeting of shareholders.

         In connection with the Company's loan from the Brae Group, Inc. ("Brae"), in November 1995, the Company was required to appoint Messrs. Karren, Dilling and Jeffs as directors of the Company and to appoint Mr. Karren as Chairman of the Board of Directors of the Company. The Company borrowed $750,000 represented by an unsecured promissory note which bears interest at 8% per annum and is due and payable on April 30, 1997. The Company is required to continue to nominate such persons as directors until the note is paid in full. If one or more of such persons ceases to serve as a director, then until such time as the note is paid in full, Brae may designate another person to serve on the Company's Board of Directors in place of such person.

         There are no other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

          Matthew R. Hoovler is the son of Paul V. Hoovler. With this exception, there are no family relationships among the officers or directors.

         No director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

         Paul V. Hoovler is the President and a shareholder of The Minnelusa Company ("Minnelusa"), a privately held Florida corporation, the sole business of which is the operation of Deep Lagoon Marina located in Fort Myers, Florida. Minnelusa filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on January 18, 1994. The primary reason for the bankruptcy petition was the filing of a lawsuit by three of the individual Minnelusa shareholders who demanded payment on promissory notes made by Minnelusa to purchase their Minnelusa stock. Prior to the filing of the bankruptcy, it was determined that the acquisition of their stock, which placed Minnelusa in insolvency, was an illegal transaction under the laws of Florida. Frank H. Gower, Jr., a director of the Company and a director and officer of Minnelusa, also filed personal bankruptcy in August 1994, as Mr. Gower had personally guaranteed these same Minnelusa notes. A Plan of Reorganization for Minnelusa was filed with the court in Florida and this plan was approved at a confirmation hearing in February 1995, in the District Court in Fort Myers, Florida. In March 1995 Minnelusa emerged from bankruptcy. As a part of the Plan of Reorganization for Minnelusa, Minnelusa agreed to pay the claims of the three individual Minnelusa shareholders who originally filed a lawsuit ("claimants") against Minnelusa, on or before March 13, 1998. Mr. Gower also settled with the claimants and agreed to pay any amount due to the claimants that is not timely paid by Minnelusa.

         Based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during the Company's fiscal year ended November 30, 1995, and Form 5 and amendments thereto furnished to the Company with respect to such fiscal year, during the Company's fiscal year ended November 30,

1995, no persons who were directors, officers or beneficial owners of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Form 3, 4, or 5.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth for the Company's last three fiscal years ended November 30, 1995, 1994 and 1993, the compensation paid by the Company for services rendered in all capacities to the Company to Paul V. Hoovler, who was the chief executive officer of the Company during the Company's three fiscal years ended November 30, 1995. No person who served as an executive officer of the Company during the Company's fiscal year ended November 30, 1995 received total annual salary and bonus in excess of $100,000 from the Company during the Company's fiscal year ended November 30, 1995:


                           SUMMARY COMPENSATION TABLE
                                                                                                 Long Term
                                                                                               Compensation
                                                   Annual Compensation                             Awards
                                         ---------------------------------------------------   -------------
                                                                                Other
                           Year                                                 Annual            Securities        All Other
Name and                   Ended                                               Compen-           Underlying         Compensa-
Principal Position      November 30,     Salary($)          Bonus($)           sation($)          Options(#)         tion($)
------------------      -----------     ---------          --------          ----------         -----------        ----------

Paul V. Hoovler........   1995.........  $60,000               --            $  4,413(1)              --            $40,000(3)
 President and            1994.........  $60,000               --            $  3,518(1)              --  (2)       $40,000(3)
 Chief Executive          1993.........  $60,000               --            $  5,620(1)            37,500(2)       $40,000(3)
 Officer

---------------------

(1) The Company has a Royalty Participation Plan which is intended to provide incentive for the Company's employees and to enable the Company to attract, motivate and retain in its employ key employees. Each employee  of  the  Company  becomes  a  participant  in the  plan  upon expiration of a 90-day probationary period after the date of employment. The Company contributes to the plan certain oil, gas and other nonproducing hydrocarbon royalty interests and the proceeds from production received by the Company which are attributable to the royalty interests. On the last day of the plan year, the Committee, which currently consists of all of the directors of the Company, allocated the net income of the plan for the plan year among those participants employed by the Company on the last day of the plan year, together with those participants whose interests are vested. The net income of the plan is allocated by assigning each participant to a group and by assigning a "multiplier" factor to each group. Each participant is then assigned a percentage of division within the group. The determination of the Committee as to placing participants in a particular group and the multiplier to be assigned to each group is solely within the discretion of the Committee.

         The amount allocated to non-management employees vests during the fiscal year after 60 months of employment and the amount allocated to management employees vests during the fiscal year after 37 months of employment. The plan has been extended by the Board of Directors to December 31, 1997, and thereafter will be evaluated for continuance on an annual basis. Paul V. Hoovler was distributed $4,413 from the plan for the plan year ended December 31, 1995.

(2) Represents warrants to purchase 37,500 shares of the Company's common stock that were acquired by Mr. Hoovler from the Company in March, 1993. The warrants were exercisable at a price of $.40 per share and were acquired in a private offering by the Company on the same terms as persons who were not affiliated with the Company acquired warrants. On October 11, 1994, Mr. Hoovler exercised the warrants (37,500 shares) at $.40 per share for a total sum of $15,000.

(3) The Company has a Deferred Compensation and Death Benefit Plan for Paul V. Hoovler. The plan allows for Mr. Hoovler to continue in active employment of the Company until age 70.5. The Company pays Mr. Hoovler $40,000 annually from this plan. If Mr. Hoovler voluntarily terminates his employment prior to his retirement, disability, or death, he or his estate will receive the remaining residual funds to be disbursed from the plan. If Mr. Hoovler dies prior to retirement or other termination of employment, Mr. Hoovler's estate will receive the remaining residual funds to be disbursed from the plan. The plan is funded by a life insurance policy on the life of Mr. Hoovler which provides for the major portion of any costs to the Company. The plan was fully funded when the Company paid, during the Company's fiscal year ended November 30, 1991, the final payment of a premium of $18,000 on a life insurance policy insuring the life of Paul V. Hoovler.

Option Grants in Fiscal Year Ended November 30, 1995

         No options were granted by the Company to Paul V. Hoovler during the Company's fiscal year ended November 30, 1995.

Fiscal Year-End Option Values

         The following table sets forth information concerning unexercised options (warrants) held by Paul V. Hoovler at November 30, 1995:


                                         Number of Securities
                                        Underlying Unexercised                    Value of Unexercised
                                             Options as of                       In-the-Money Options at
                                         November 30, 1995(#)                      November 30, 1995($)
                                   ---------------------------------           --------------------------
Name                               Exercisable/        Unexercisable           Exercisable/ Unexercisable


Paul V. Hoovler............          500,000               - 0 -               $274,062.50       - 0 -

-----------------------


(1) The value was determined by multiplying the number of shares underlying the warrants by the difference between the exercise price and the average of the closing bid and asked prices of the Company's Common Stock on November 30, 1995. No options (warrants) were exercised by
         Paul V. Hoovler  during the  Company's  fiscal year ended  November 30,
         1995.

         There were no standard or other arrangements for the compensation of the Company's directors in effect for the Company's fiscal year ended November 30, 1995.

         There are no employment contracts between the Company and any executive officer.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following persons are the only persons known to the Company who on March 8, 1996, owned beneficially 5% or more of the Company's 24,009,192 outstanding shares of $0.10 par value common stock:

                                                       Amount and Nature of          Percent
Name and Address of Beneficial Owner                  Beneficial Ownership(1)        of Class
------------------------------------                  -----------------------        --------

Paul V. Hoovler.........................              1,590,952(2)                     6.5%
621 17th St., Suite 1301
Denver, Colorado 80293

-------------------

(1) The beneficial owner listed above has sole voting and investment power with respect to the shares shown unless otherwise indicated.
(2) The 1,590,952 shares include 500,000 shares underlying unexercised warrants and 365,466 shares held in the Company's 401(k) Plan & Trust. Paul V. Hoovler is the trustee of the 401(k) Plan & Trust and has sole voting and investment power over the total 365,466 shares which are owned by the employees of the Company, including Paul V. Hoovler who beneficially owns 95,582 of the shares.

         The following table shows as of March 8, 1996, the shares of the Company's $0.10 par value common stock beneficially owned by each director of the Company, by Paul V. Hoovler, who is the Company's President and Chief Executive Officer, and by all of the directors and executive officers of the Company as a group:

                                            Amount and Nature of        Percent
Name and Address of Beneficial Owner       Beneficial Ownership(1)      of Class
------------------------------------       ----------------------       --------

Paul V. Hoovler...........................         1,590,952(2)            6.5%

Matthew R. Hoovler........................           536,049(3)            2.2%

Barry W. Spector..........................            56,250(4)           0.23%

Peter G. Dilling..........................              -0-                0.0%

Frank H. Gower, Jr........................           593,080(5)            2.5%

James A. Jeffs............................           925,500(6)            3.9%

Howard Karren.............................           350,000(7)            1.4%

Jay W. McGee..............................           930,678(6)            3.9%

All Directors and Executive Officers
 as a Group (eight persons)..................      4,982,509              19.8%

-------------------

(1) The beneficial owners listed have sole voting and investment power with respect to the shares shown unless otherwise indicated.
(2) The 1,590,952 shares include 725,485 shares and 500,000 shares underlying unexercised warrants owned by Paul V. Hoovler and 365,466 shares held in trust in the Company's 401(k) Plan & Trust. Paul V. Hoovler, trustee of the 401(k) Plan & Trust, has sole voting and investment power over the total 365,466 shares which are owned by the employees of the Company, including Paul V. Hoovler, who beneficially owns 95,582 of the shares.
(3) The 536,049 shares include 52,000 shares and 250,000 shares underlying unexercised warrants owned by Matthew R. Hoovler, 131,049 shares owned jointly by Mr. Hoovler and his wife, 97,000 shares owned by Mr. Hoovler's wife and 6,000 shares owned by his daughter over all of which shares Mr. Hoovler may be deemed to have shared voting and investment power. Not included are 105,607 shares beneficially owned by Matthew R. Hoovler but held in trust in the Company's 401(k) Plan & Trust. Paul V. Hoovler, trustee of the 401(k) Plan & Trust, has sole voting and investment power over these shares.
(4) The 56,250 shares include 37,500 shares owned by Barry W. Spector and 18,750 shares owned by his minor children over all of which shares Mr. Spector may be deemed to have sole voting and investment power.
(5) The 593,000 shares include 224,608 shares and 100,000 shares underlying unexercised warrants owned by Mr. Gower, 250,000 shares owned by Gower Oil Company and 18,472 shares owned by Mr. Gower's wife, over all of which shares Mr. Gower may be deemed to have shared voting and investment power.

(6) Includes 925,500 of a total of 4,250,000 shares being held in escrow in connection with the acquisition of CAP-D as described in "Item 1. Business," above, and 5,178 shares owned jointly with his wife.

(7) The 350,000 shares are to be issued to Mr. Karren either directly or in connection with the acquisition by the Company of MD International Petroleum, Inc. ("MDI"). See "Item 13. Certain Relationships and Related Transactions."

         Except to the extent the agreement relating to the acquisition of the outstanding shares of CAP-D as described in "Item 1--Business" could result in a change in control, there are presently no arrangements of any kind which may at a subsequent date result in a change in control of the Company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has agreed to issue a minimum of 350,000 shares of the Company's restricted common stock to Howard Karren, a director of the Company. Mr. Karren is or will be a shareholder and principal of MDI, a private corporation which holds certain rights in a joint venture that is attempting to negotiate for the development of natural gas fields in Uzbekistan (see "Item 1--Business" above). The Company is negotiating to acquire MDI. If a satisfactory acquisition of MDI is consummated by the Company, the Company would issue up to 6,400,000 shares of its restricted common stock to the shareholders of MDI, including the 350,000 shares to Mr. Karren. If the transaction is not consummated, the Company will issue the shares to Mr. Karren or persons he designates.

         Mr. Karren was appointed a director and chairman of the board of the Company's Board of Directors, along with James A. Jeffs and Peter G. Dilling, in connection with the Company's loan of $750,000 received from Brae in November 1995. The Company is required to keep Messrs. Karren, Jeffs and Dilling as directors until the loan is paid in full. If one or more of them ceases to serve as a director, then until such time as the loan is paid in full, Brae may designate another person to serve on the Company's Board of Directors.

         In connection with the acquisition of CAP-D by the Company, the Company may be required to pay a brokerage fee of up to $175,000 to Jay W. McGee, who became a director of the Company in connection with that acquisition. The Company paid to Mr. McGee $50,000 in 1995 and the balance is payable upon the occurrence of certain milestones in development of the Karakuduk Field. Under the terms pursuant to which CAP-D was acquired, the Company issued 4,500,000 shares of restricted common stock which will be held in escrow and released to the former shareholders of CAP-D, including Messrs. Jeffs, McGee and Dilling, or affiliates of them, from time to time in connection with development of the Karakuduk Field.
                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  Financial Statements.

         Table of Contents
         Report of Independent Certified Public Accountants
         Balance Sheets--As of November 30, 1995 and 1994
         Consolidated Statements of Operations--Years ended November 30, 1995, 1994 and 1993 Consolidated Statements of Cash Flows--Years ended November 30, 1995, 1994, and 1993 Consolidated Statement of Changes in Stockholders' Equity--Years ended November 30, 1995,
            1994 and 1993
         Notes to Consolidated Financial Statements
         Disclosure About Oil and Gas producing Activities (unaudited)

         (a)(2)  Financial Statement Schedules.

                  None.

         (b)  Current Reports on Form 8-K:

         The Company filed the following reports on Form 8-K during the last fiscal quarter ended November 30, 1995:

         Current Report on Form 8-K dated November 1, 1995 (November 7, 1995). Current Report on Form 8-K/A dated November 1, 1995 (November 13,
         1995).

         (c)  Exhibits.

         2.1 Stock Acquisition Agreement and Plan of Reorganization dated April 12, 1995 between Chaparral Resources, Inc., and the Shareholders of Central Asian Petroleum, Inc., incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

         2.2 Escrow Agreement dated April 12, 1995 between Chaparral Resources, Inc., the Shareholders of Central Asian Petroleum, Inc. and Barry W. Spector, incorporated by reference to
                  Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

         3.1 Restated Articles of Incorporation and Amendments, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

         3.2 Articles of Amendment to the Restated Articles of Incorporation dated April 20, 1988, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

         3.3      Bylaws, as amended through December 5, 1995.

         3.4 Articles of Amendment to the Restated Articles of Incorporation and Amendments dated June 21, 1995, incorporated by reference to Exhibit B to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

         10.1 Royalty Participation Plan dated June 15, 1982, incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

         10.2 Chaparral Resources, Inc. 1989 Stock Warrant Plan effective May 1, 1989, incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

         10.3 Target Benefit Plan effective December 1, 1990 incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

         10.4 Deferred Compensation and Death Benefit Plan as amended November 15, 1991 incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

         10.5 Promissory Note dated November 1, 1995 from Chaparral Resources, Inc., to Brae Group, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 1, 1995.

         10.6     Purchase  Agreement,   dated   effective  January   12,  1996,
                  between the Company and Guntekin Koksal (purchase of CAP-G shares).

         10.7 Letter Agreement, dated January 3, 1996, between the Company and certain stockholders of Darka Petrol Ticaret Ltd. Sti., together with Exhibits A--E.

         10.8 Amendment, effective March 4, 1996, to the Letter Agreement revising the terms pursuant to which the Company is to acquire all shares of CAP(G) stock owned by Darka Petrol Ticaret Ltd. Sti.

         21       Subsidiaries of the Registrant.

         23       Consent of Grant Thornton for S-8.

         24       Power of Attorney.

         27       Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHAPARRAL RESOURCES, INC.
                                    a Colorado corporation


                                    By /s/ Paul V. Hoovler
                                       -------------------------------
                                       Paul V. Hoovler,
                                       President, Principal Executive Officer


                                     By /s/ Matthew R. Hoovler
                                        -------------------------------
                                       Matthew R. Hoovler,
                                       Chief Financial Officer, and
                                       Principal Accounting Officer

                                     Dated  March 14, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date                       Name and Title               Signature



March 14, 1999             Paul V. Hoovler              /s/ Paul V. Hoovler
                           Director                     ------------------------

March 14, 1996             Matthew R. Hoovler
                           Director

March 14, 1996             Frank H. Gower, Jr.
                           Director

March 14, 1996             Peter G. Dilling
                           Director

March 14, 1996             James A. Jeffs
                           Director

March 14, 1996             Howard Karren
                           Director

March 14, 1996             Jay W. McGee
                           Director



March 14, 1996                                          By /s/ Paul V. Hoovler
                                                           ---------------------
                                                           Paul V. Hoovler
                                                           Attorney-in-Fact

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    CHAPARRAL RESOURCES, INC. AND SUBSIDIARY

                        November 30, 1995, 1994 and 1993

                                 C O N T E N T S

                                                                          Page


REPORT OF INDEPENDENT CERTIFIED
  PUBLIC ACCOUNTANTS ...............................................        F- 2


FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS ...............................        F- 3

         CONSOLIDATED STATEMENTS OF OPERATIONS .....................        F- 5

         CONSOLIDATED STATEMENTS OF CASH FLOWS .....................        F- 6

         CONSOLIDATED STATEMENTS OF CHANGES IN
           STOCKHOLDERS' EQUITY ....................................        F- 8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ................        F- 9


SUPPLEMENTARY INFORMATION

         DISCLOSURE ABOUT OIL AND GAS PRODUCING
           ACTIVITIES - UNAUDITED ..................................        F-24

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Chaparral Resources, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Chaparral Resources, Inc. and Subsidiary as of November 30, 1995 and 1994, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Resources, Inc. and Subsidiary as of November 30, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $704,000 during the year ended November 30, 1995. As discussed in note B to the financial statements, the Company requires significant additional financing to meet its financial requirements through fiscal 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GRANT THORNTON LLP




Denver, Colorado
January 19, 1996 (except for note N, as to which the date is March 8, 1996)


                    Chaparral Resources, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  November 30,



                                                       1995             1994
                                                   ------------     ------------

                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..................    $    501,000     $    318,000
  Certificates of deposit ....................            --             20,000
  Investments in U.S. Treasury securities
    (at cost) ................................            --             199,000
  Accounts receivable
    Joint interest participants ..............          31,000          231,000
    Oil and gas purchasers ...................          46,000           64,000
  Prepaid expenses ...........................           2,000            2,000
                                                  ------------     ------------

                  Total current assets .......         580,000          834,000

PROPERTY AND EQUIPMENT - AT COST
  Oil and gas properties - full cost
    United States
      Subject to depletion ...................      16,149,000       16,115,000
      Not subject to depletion ...............          40,000           40,000
  Less accumulated depletion and
    depreciation and impairment ..............     (15,722,000)     (15,032,000)
                                                  ------------     ------------
                                                       467,000        1,123,000

  Furniture, fixtures and equipment ..........         197,000          337,000
  Less accumulated depreciation ..............        (177,000)        (324,000)
                                                  ------------     ------------
                                                        20,000           13,000
                                                  ------------     ------------
                                                       487,000        1,136,000

OTHER ASSETS
  Investment in and advances to affiliate ....       4,507,000          256,000
  Long-term investments in U.S. ..............
    Treasury securities (at cost) ............            --            100,000
  Cash value of insurance and
    annuities ................................           8,000           48,000
  Equipment inventory ........................          13,000           14,000
                                                  ------------     ------------
                                                     4,528,000          418,000
                                                  ------------     ------------

                                                  $  5,595,000     $  2,388,000
                                                  ============     ============



The accompanying notes are an integral part of these statements.




                    Chaparral Resources, Inc. and Subsidiary

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                  November 30,



                                                      1995            1994
                                                  ------------    ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
  Trade .......................................   $    102,000    $    151,000
  Joint interest participants - revenue .......         26,000          41,000
Accrued liabilities ...........................         86,000         145,000
                                                  ------------    ------------

     Total current liabilities ................        214,000         337,000

LONG-TERM OBLIGATIONS
  Note payable ................................        461,000             --

MINORITY INTEREST IN JOINT VENTURE ............           --            16,000

STOCKHOLDERS' EQUITY
Common stock - authorized, 50,000,000
  shares and 25,000,000 shares at November
  30, 1995 and 1994, respectively, of
  $.10 par value; issued and outstanding,
  20,484,192 and 15,782,317 and shares
  at November 30, 1995 and 1994,
  respectively ................................      2,048,000       1,572,000
Capital in excess of par value ................     12,577,000       9,464,000
Preferred stock - authorized, 1,000,000
  shares, no shares issued or outstanding .....           --              --
Retained earnings (deficit) ...................     (9,705,000)     (9,001,000)
                                                  ------------    ------------
                                                     4,920,000       2,035,000
                                                  ------------    ------------

                                                  $  5,595,000    $  2,388,000
                                                  ============    ============








The accompanying notes are an integral part of these statements.


                    Chaparral Resources, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended November 30,



                                        1995            1994             1993
                                     ----------       ----------       ---------

Revenue
  Oil and gas sales ...........    $    255,000    $    374,000    $    414,000

Costs and expenses
  Production costs ............         115,000         232,000         185,000
  Write down of oil and gas
     properties ...............         619,000         416,000         230,000
  Depreciation and depletion . .         74,000         120,000         125,000
  General and administrative ...        166,000          94,000          94,000
                                   ------------    ------------    ------------
                                        974,000         862,000         634,000
                                   ------------    ------------    ------------

(Loss) from operations .........       (719,000)       (488,000)       (220,000)

Other income (expense)
  Interest income ..............         25,000          13,000          20,000
  Interest expense .............        (17,000)         (4,000)         (8,000)
  Other - net ..................          7,000           5,000          85,000
                                      ------------    ------------    ------------
                                         15,000          14,000          97,000
                                      ------------    ------------    ------------

NET (LOSS) .....................   $   (704,000)   $   (474,000)   $   (123,000)
                                   ============    ============    ============

Net (loss) per share ...........   $       (.04)   $       (.02)   $       (.01)

Weighted average number of
  shares outstanding ............     18,865,454      15,064,856      13,319,893














The accompanying notes are an integral part of these statements.




                    Chaparral Resources, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended November 30,



                                                    1995              1994        1993
                                                  ---------         ---------   ---------

Increase (decrease) in cash
  and cash equivalents

Cash flows from operating activities
  Net (loss) .................................   $  (704,000)   $  (474,000)   $  (123,000)
  Adjustments to reconcile net
    (loss) to net cash provided by
    operating activities
      Depreciation and depletion .............        74,000        120,000        125,000
      (Decrease) in deferred
        compensation .........................          --          (40,000)       (20,000)
      Write down of oil and
        gas property .........................       619,000        416,000        230,000
      Stock issued for services
        and bonuses ..........................        27,000          8,000           --
      Amortization of note discount ..........        17,000           --             --
      Changes in assets and liabilities
        (Increase) decrease in
          Accounts receivable ................       218,000         22,000       (165,000)
          Prepaid expenses ...................          --             --           (1,000)
        Increase (decrease) in
          Accounts payable ...................       (64,000)        47,000         62,000
          Accrued liabilities ................       (59,000)        (9,000)       (27,000)
                                                  -----------    -----------    -----------

          Net cash provided by
            operating activities .............       128,000         90,000         81,000

Cash flows from investing activities
  Additions to property and equipment ........       (86,000)      (255,000)      (310,000)
  Investment in foreign oil and gas
    properties ...............................    (1,088,000)      (256,000)          --
  Proceeds from sale of interest
    in oil and gas properties ................        41,000         71,000          2,000
  Decrease in cash value of
    insurance and annuities ..................        40,000         40,000         39,000
  Increase (decrease) in minority
    interest .................................       (16,000)        (1,000)         1,000
  Decrease in equipment inventory ............         1,000           --             --
  Sale (purchase) of bonds ...................       299,000       (299,000)          --
  Redemption of certificates of deposit ......        20,000        146,000           --
  Purchase of certificates of deposit ........          --             --           (2,000)
                                                   -----------    -----------   -----------

          Net cash provided by (used in)
            investing activities .............      (789,000)      (554,000)      (270,000)

The accompanying notes are an integral part of these statements.




                    Chaparral Resources, Inc. and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            Years ended November 30,



                                                    1995              1994        1993
                                                  ---------         ---------   ---------

Cash flows from financing
  activities
    Proceeds from note payable ...............   $   750,000    $      --      $      --
    Proceeds from issuance of
      capital stock ..........................        94,000        260,000        410,000
                                                 -----------    -----------     ----------

          Net cash provided by
            (used in) financing
            activities .......................       844,000        260,000        410,000
                                                 -----------    -----------     ----------

          NET (DECREASE) INCREASE
            IN CASH AND CASH
            EQUIVALENTS ......................       183,000       (204,000)       221,000


Cash and cash equivalents at
  beginning of year ..........................       318,000        522,000        301,000
                                                 -----------    -----------     ----------

Cash and cash equivalents at
  end of year ................................   $   501,000    $   318,000    $   522,000
                                                 ===========    ===========    ===========


Supplemental cash flow disclosures
  Cash paid during the year
    Interest .................................   $     5,000    $     4,000    $     8,000
    Income taxes .............................          --             --             --

Supplemental schedules of noncash investing and
  financing activities
    Common stock issued for
      investment in affiliate ................   $ 3,162,000    $      --      $      --
    Discount recognized for note
      issued with detachable stock
      warrants ...............................       306,000           --             --
    Common stock issued upon
      conversion of debentures ...............          --           75,000           --








The accompanying notes are an integral part of these statements.


                    Chaparral Resources, Inc. and Subsidiary

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended November 30, 1995, 1994 and 1993



                                                                                     Capital
                                                    Common stock                    in excess          Retained
                                             ---------------------------              of par           earnings
                                                Shares         Amount                 value            (deficit)
                                             -----------     -----------           -----------       -------------

Balance at November 30,
  1992 ..................................   $  12,237,875    $ 1,223,000         $  9,061,000       $(8,404,000)

Issuance of capital
  stock ..................................      2,685,750        269,000              141,000              --
Net loss .................................            --             --                 --             (123,000)
                                               -----------    -----------         -----------         ----------

Balance at November 30,
 1993..................................        14,923,625      1,492,000            9,202,000        (8,527,000)

Warrants exercised for
  capital stock ..........................        650,625         65,000              195,000              --
Conversion of debentures
  for capital stock ......................        200,067         20,000               55,000              --
Capital stock issued for
 services ...............................           8,000          1,000                6,000              --
Net loss .................................           --             --                   --            (474,000)
                                              -----------    -----------          -----------       -----------

Balance at November 30,
 1994..................................        15,782,317      1,578,000            9,458,000        (9,001,000)

Warrants exercised for
  capital stock ..........................        265,375         27,000               67,000              --
Capital stock issued
  for investment in
  affiliate ..............................      4,400,000        440,000            2,722,000              --
Capital stock issued for
  services ...............................         12,500          1,000                9,000              --
Capital stock issued for
  employee and director
  bonuses ................................         24,000          2,000               15,000              --
Debt issuance costs -
  stock warrants
  issued ................................           --             --                306,000              --
Net loss .................................           --             --                   --            (704,000)
                                              -----------    -----------          -----------       -----------

Balance at November 30,
 1995..................................       20,484,192     $ 2,048,000         $ 12,577,000       $(9,705,000)
                                              ===========    ===========          ===========       ===========





The accompanying notes are an integral part of these statements.

                    Chaparral Resources, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

  1.  History and Business Activity

        Chaparral Resources, Inc. was incorporated in the State of Colorado on January 13, 1972, principally to engage in the exploration, development and production of oil and gas properties.

  2.  Principles of Consolidation

        The November 30, 1994 consolidated financial statements include the accounts of the Company and its 87% owned joint venture, Reservoir Creek Gathering System. Hereinafter, Chaparral Resources, Inc. and Reservoir Creek Gathering System are collectively referred to as the Company. All significant intercompany transactions have been eliminated. On April 15, 1995, the Company sold its 87% ownership interest in this joint venture.

  3.  Cash Equivalents

        For purposes of the statement of cash flows, cash equivalents are defined as highly liquid investments purchased with an original maturity of three months or less.

  4.  Investments in Debt and Equity Securities

        The Company accounts for investments in debt and equity securities under the provision of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that, at acquisition, the Company classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. At each reporting date, the appropriateness of the classification shall be reassessed.

                    Chaparral Resources, Inc. and Subsidiary

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  5.  Oil and Gas Property and Equipment

        The Company uses the full cost method of accounting for its oil and gas properties. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry hole costs, geological and geophysical costs and overhead related to exploration and development activities) are capitalized on a country by country basis. The limitation on such capitalized costs is determined in accordance with rules specified by the Securities and Exchange Commission. Capitalized costs are depleted using the units of production method. All of the Company's proved reserves are in the United States.

  6.  Sales of Proved Oil and Gas Property

        Sales of oil and gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments significantly alter the relationship between capitalized costs and proved reserves of oil and gas. A significant alteration would not ordinarily be expected to occur for sales involving less than 25% of the reserve quantities of a given cost center. If gain or loss is recognized on such a sale, total capitalized costs within the cost center are allocated between the reserves sold and reserves retained on the same basis used to compute amortization, unless there are substantial economic differences between the properties sold and those retained, in which case capitalized costs are allocated on the basis of the relative fair values of the properties.

  7.  Costs Not Subject to Depletion

        Costs associated with acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined if proved reserves can be attributed to the properties. These unevaluated properties are assessed annually for possible impairment and the amount impaired, if any, is added to the amortization base. Costs of exploratory dry holes and geological and geophysical costs not directly associated with specific unevaluated properties are added to the amortization base as incurred.

                    Chaparral Resources, Inc. and Subsidiary

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  8.  Sales of Unproved Properties

        Proceeds received from drilling arrangements are credited to the appropriate cost center and recognized as a lower amortization provision as reserves are produced.

  9.  Other Property and Equipment

        Furniture, fixtures and equipment are depreciated using straight-line and accelerated methods over estimated useful lives which range from three to ten years.

        Gains or losses on sales of property and equipment, other than oil and gas exploration and development costs, are recognized as part of operations. Expenditures for renewals and betterments are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

 10.  Administrative Overhead Reimbursement

        The Company, as operator of drilling and/or producing properties, is reimbursed by the nonoperators for administration, supervision, office services and warehousing costs on an annually adjusted fixed rate basis per well per month. These charges are applied as a reduction of general and administrative expenses for purposes of the statement of operations.

 11.  Income Taxes

        The Company accounts for income taxes under the provisions of FAS 109, which require that taxes be provided on the liability method based upon the tax rate at which items of income and expense are expected to be settled in the Company's tax return.

 12.  (Loss) Per Common Share

        Earnings (loss) per common and common equivalent share is based on the weighted average number of shares outstanding. The potential dilution from the exercise of stock warrants is not material.

                    Chaparral Resources, Inc. and Subsidiary

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 13.  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 14.  Reclassifications

        Certain   reclassifications  have  been  made  to  conform  prior  years information with the current year presentation.


NOTE B - GOING CONCERN

    The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has over 80% of its assets invested in entities that are pursuing the development of the Karakuduk Field, a shut in oil field in the central Asian Republic of Kazakstan, which will require significant additional funding (note D).

    The Company has commenced a private placement of common stock (note N). However, the Company does not anticipate that the net proceeds from the sale of the shares offered, together with the Company's current cash reserves and cash flow from operations, will be sufficient to meet the Company's capital requirements through fiscal 1996. While the Company believes that additional funds will be available from additional financing, there can be no assurance that such will be the case. There is also no assurance that additional financing, if available, can be obtained on terms favorable or affordable to the Company.

    The Company's continued existence as a going concern in its present form is dependent upon the success of future operations, which is, in the near term, dependent on the successful financing and development of the Karakuduk Field, of which there is no assurance.

                    Chaparral Resources, Inc. and Subsidiary

NOTE C - INVESTMENTS IN DEBT AND EQUITY SECURITIES

    The Company classifies its investments in U.S. Treasury securities as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost.

    As of November 30, 1995, the Company did not own any investments in debt and equity securities. The amortized cost, unrealized gains and losses, and fair values of the Company's held-to-maturity securities held at November 30, 1994 are summarized as follows:


                                               Gross        Gross
                               Amortized     unrealized  unrealized      Fair
                                  cost         gains       losses        value
                               ---------     ----------  ----------    ---------

U.S. government
  securities ...........       $299,000       $  4,000       $--        $303,000
                               ========       ========       ====       ========

    The following table lists the maturities of debt securities held at November 30, 1994 classified as held-to-maturity.

                                        Within   One to five  More than
                                       one year      years    five years   Total
                                       ---------   ----------  ---------  ---------

Held-to-maturity
  securities .......................    $199,000   $100,000    $--     $299,000
                                        ========   ========    ====    ========


NOTE D - INVESTMENT IN AND ADVANCES TO AFFILIATE

    In September, 1994, the Company acquired a 25% interest in Central Asian Petroleum Guernsey Limited ("CAP-G"), with headquarters in Ankara, Turkey. CAP-G has a 50% interest in Karakuduk Munay, Inc. ("KKM"), which owns 100% of the right to develop the Karakuduk Field, a shut-in oil field in the central Asian Republic of Kazakstan. As a result of the acquisition of the 25% interest in CAP-G, the Company had a 12.5% beneficial interest in KKM and the Karakuduk Field. In April, 1995, the Company acquired all of the stock of Central Asian Petroleum, Inc. ("CAP-D"), in exchange for shares of the Company's common stock (note F - shares in escrow). As a result of the acquisition, the Company's beneficial interest in CAP-G increased to 45%, giving the Company a 22.5% beneficial interest in KKM and the Karakuduk Field (see note N).

                    Chaparral Resources, Inc. and Subsidiary

NOTE D - INVESTMENT IN AND ADVANCES TO AFFILIATE (CONTINUED)

    Since the Company and its affiliates are in the acquisition and evaluation phase related to the Karakuduk Field, all costs incurred by the Company related to the Field have been capitalized and are not subject to depletion.

    All of the permits and licenses required to develop the field are not yet in place and there is no assurance that they will be obtained.

    Because of uncertainties surrounding the prospect, no proved reserves have been attributed to the field. The project will require significant development costs for which the financing is not complete. There can be no assurance that the project will be adequately financed or that the field will be successfully developed. The license requires a minimum work plan of approximately $10,000,000 in 1996, $34,000,000 in 1997 and $12,000,000 in
    1998. The agreement provides KKM with the right to defer the minimum work program under certain conditions. As part of the minimum workplan, Chaparral is committed to loan CAP-G sufficient funds up to a total amount of $4,000,000 to enable CAP-G to loan KKM sufficient funds to place existing wells in the Karakuduk Field on production.

    In addition to the normal risks associated with domestic oil and gas exploration and development, this project is subject to other risks such as political instability, war, expropriation, language barriers, government bureaucracy, uncertain markets, fluctuation in currency exchange rates, limitations on currency repatriation, foreign taxes, duties and tariffs, renegotiation or modification of contracts and the availability of oil gathering systems and pipelines.

                    Chaparral Resources, Inc. and Subsidiary

NOTE E - LONG-TERM DEBT

    Long-term obligations at November 30, 1995 consisted of a note payable to a private corporation in the amount of $750,000. The note is due on the earlier of April 30, 1997 or the third business day following the receipt by Chaparral of any proceeds from one of the following sources: 1) the sale or issuance of its securities, or 2) any debt financing provided or guaranteed by the Overseas Private Investment Corporation or other governmental entity. Interest is payable monthly at a rate of 8%.

    As additional consideration for this note, Chaparral issued to the holder warrants to purchase 500,000 shares of Chaparral's common stock, and to a private corporation, as a finders fee, warrants to purchase 200,000 shares, at $0.25 per share, exercisable at any time, but no later than October 30, 1998.

    The note has been discounted by the difference between the market value of the Company's common stock on the date of issuance and the exercise price of the warrants. The discount will be amortized over the life of the note (18 months). The following is a summary of the note payable at November 30, 1995:

          Note payable ..................................             $ 750,000
          Less unamortized discount
            based on imputed interest
            rate of 24% .................................              (289,000)
                                                                      ---------

                                                                      $ 461,000
                                                                      =========

    Under the terms of the note, Chaparral was required to elect three people affiliated with the holder to its Board of Directors, with one of these people being named the Chairman of the Board.

    The note is subject to a provision whereby, if the note is not repaid by specific dates (before April 30, 1997), Chaparral will issue additional warrants to the holder.

    Aggregate maturities of long-term debt as of November 30, 1995 are as follows:

            1996 ...................                  $   --
            1997 ...................                  750,000


                    Chaparral Resources, Inc. and Subsidiary

NOTE F - COMMON STOCK AND STOCK WARRANTS

    Stock Warrant Plan

    During 1989, the Board of Directors approved a stock warrant plan for key employees and directors. The Company has reserved 1,175,000 shares of its common stock for issuance under the plan. Warrants must be granted and exercised within a 10 year period ending April 30, 1999. The exercise price must equal the fair market value of the Company's common stock on the date of grant.

    Immediately following approval of the plan by the Board of Directors, warrants for 1,175,000 shares were granted with an exercise price of $.28 per share. The plan was approved in 1990 by the Company's shareholders. During 1995, 100,000 of the warrants were exercised for the purchase of common stock. The exercise price was $.28 per share for a total of $28,000.

    Stock Offering

    During 1993, the Company sold a total of 1,790.5 units in a private placement consisting of 2,685,750 shares of common stock and 1,342,875 warrants to purchase stock with an exercise price of $.40. An additional 105,540 warrants were paid as commission.

    During 1994, 650,625 of the warrants issued in the private placement were exercised for the purchase of shares of common stock. The exercise price was $.40 per share for a total of $260,000.

    During 1995, 165,375 of the warrants issued in the private placement were exercised for the purchase of shares of common stock. The exercise price was $.40 per share for a total of $66,000.

    Stock Warrants Related to Debt Issuance (note E)

    As consideration for the issuance of a $750,000 note, the Company issued warrants for a total of 700,000 shares of the Company's common stock, at $.25 per share, exercisable at any time, but no later than October 30, 1998.

                    Chaparral Resources, Inc. and Subsidiary

NOTE F - COMMON STOCK AND STOCK WARRANTS (CONTINUED)

     Shares in Escrow

     The Company issued 4,400,000 shares of common stock to acquire an interest in CAP-G (see note D). 150,000 of these shares were issued during the year ended November 30, 1995 for the first 25% interest. For the remaining 20% interest, 4,250,000 shares were held in escrow at the date of this transaction with delivery authorized upon the occurrence of several events. The first 1,000,000 shares were delivered in September, 1995 upon registration of the Karakuduk Munay Agreement by the governmentof the Republic of Kazakstan. Additional shares will be delivered based upon future events including completion of financing for the Karakuduk field, minimum production quantities and project financing.


NOTE G - INCOME TAXES

    The following is a summary of the provision for income taxes:

                                                    Year ended
                                                    November 30,
                                      -----------------------------------------
                                        1995            1994            1993
                                      ---------       ---------       ---------

Income taxes (benefit)
  computed at Federal
  statutory rate ...............      $(241,000)      $(161,000)      $ (42,000)
Change in asset valuation
  allowance ....................        298,000         256,000          65,000
Other ..........................        (57,000)        (95,000)        (23,000)
                                      ---------       ---------       ---------

Income taxes ...................      $    --         $    --         $    --
                                      =========       =========       =========























                    Chaparral Resources, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE G - INCOME TAXES (CONTINUED)

    The components of the Company's deferred tax assets and liabilities under SFAS No. 109 are as follows:

                                                  Year ended
                                                  November 30,
                                  ---------------------------------------------
                                      1995            1994             1993
                                  -----------      -----------      -----------

Deferred tax assets
  Net operating loss
    carryforwards ...........     $ 4,131,000      $ 3,934,000      $ 3,777,000
 Full cost pool
    capitalization ..........         246,000          145,000           46,000
Valuation allowance .........      (4,377,000)      (4,079,000)      (3,823,000)
                                  -----------      -----------      -----------

Deferred tax assets .........     $      --        $      --        $      --
                                  ===========      ===========      ===========

    There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards due to the fact that the realization of the related tax benefits is not considered likely.

    At  November   30,  1995,   the  Company   has  tax  loss  carryforwards  of
    approximately $12,149,000 available to offset future taxable income. These carryforwards will expire at various times between 1996 and 2011. The Company has issued a significant number of shares of common stock during the year ended November 30, 1995 and has also issued warrants. The Company is also currently negotiating for the infusion of additional capital which, if successful, will require additional shares of stock to be issued. The changes in ownership may significantly restrict the use of net operating loss  carryforwards.  At  November  30,  1995,  unused  statutory  depletion carryforwards, which have unlimited duration, are approximately $567,000. The unused investment tax credit carryover was approximately $86,000 at November 30, 1995 and expires through 2000. The loss carryforward at
    November  30,  1995  for  financial   reporting  purposes  is  approximately
    $11,264,000. The difference between the loss carryforward for financial reporting and income tax purposes results principally from the difference in book and tax basis of oil and gas properties.

                    Chaparral Resources, Inc. and Subsidiary

NOTE H - RELATED PARTY TRANSACTIONS

    The Company paid a director $24,000 during 1995 and 1994 and $20,000 during 1993, for public relations consulting services.


NOTE I - MAJOR CUSTOMERS

    The Company is presently engaged in exploration for and development of oil and gas. The Company sells its production under contracts with various purchasers, with certain domestic purchasers accounting for sales of 10% or more per year as follows:

               1995                                   16%
               1994                                   15%, 13% and 11%
               1993                                   13%, 11% and 11%


NOTE J - LEASE

    The Company leases office space under a noncancellable operating lease, expiring in March, 1997. The following is a schedule of future minimum rental payments:

                  Year ending November 30,
                     1996                            $ 33,000
                     1997                              11,000
                                                       ------
                                                     $ 44,000
                                                       ======

    Net rent  expense was $36,000  for 1995,  $37,000 for 1994,  and $34,000 for
    1993. Related party sublease income included in rent expense was $6,000 for 1994 and 1993, there was no sublease income in 1995.


NOTE K - DEFERRED COMPENSATION PLANS

    Royalty Participation Plan

    During 1982, the Company adopted a Royalty Participation Plan for the employees of the Company. Under the plan, the Company may contribute to a trust fund, royalty interests acquired by the Company together with any proceeds of production received by the Company which are attributable to such royalty interests. The net income of the trust fund will be distributed yearly to the participants based on years of service and position in the Company. Distributions were $12,000 for 1995, $10,000 for 1994 and $10,000 for 1993.

                    Chaparral Resources, Inc. and Subsidiary

NOTE K - DEFERRED COMPENSATION PLANS (CONTINUED)

    Deferred Compensation Agreement

    In 1991, the Company amended its deferred compensation plan for its president to provide for payments of $20,000 annually for 5 years, a total of $100,000, beginning in 1991. Prior to the amendment, the plan called for payments of $18,000 annually, a total of $180,000, for 10 years beginning upon termination. At November 30, 1994, the Company has no remaining obligation under the Plan.


NOTE L - DEFINED CONTRIBUTION PLANS

    Effective December 31, 1990, the Company adopted a new defined contribution plan which covers all full-time eligible employees. Contributions are determined as a percent of each covered employee's salary and are funded as accrued. Plan contributions for the Company were $27,000 in 1995, $26,000 in 1994, and $29,000 in 1993, of which $20,000 in 1995, $20,000 in 1994, and
    $23,000 in 1993 was attributable to the president of the Company.

    The Company also adopted a 401(k) plan covering all full time employees, effective January 1, 1991. Employee contributions are in the form of salary reductions up to the maximum percentage allowable under IRS codes. There are no employer matching contributions.


NOTE M - FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of the year ended November 30, 1995, the Company recognized a write down of its oil and gas properties of $619,000, as a result of a full cost ceiling limitation.

                    Chaparral Resources, Inc. and Subsidiary

NOTE N - SUBSEQUENT EVENTS

    In January and February, 1996, the Company entered into agreements to acquire, for a total of $5,850,000 cash and 1,785,000 shares of the Company's common stock, an additional 55% interest in CAP-G. If consummated, the acquisitions would increase the Company's ownership in CAP-G to 100%, thus increasing to 50% the Company's beneficial ownership of KKM and the Karakuduk Field.

    The additional 55% of CAP-G is to be acquired in three separate transactions, the first two of which include the purchase of all of the CAP-G shares owned by a private Turkish company ("Darka") and by an individual CAP-G shareholder ("K`ksal"), each of which owns 25% of the CAP-G shares outstanding.

    The Company would pay $2,000,000 in cash plus issue 685,000 shares of the Company's common stock to Darka for all of its CAP-G shares. The cash payment includes an initial $300,000 paid by the Company on March 4, 1996, following the Company's review of Darka. An additional $300,000 and 625,000 shares of Company stock were delivered March 8, 1996, with the balance of cash and stock due at closing on April 1, 1996.

    The Company would pay $1,975,000 in cash and issue 900,000 shares of the Company's common stock to K`ksal for 60% of K`ksal's CAP-G shares, with an option, after completion of the initial purchase, to purchase the remaining 40% of his CAP-G shares for an additional $1,625,000 and 200,000 shares of the Company's common stock. The cash payment on the initial purchase from K`ksal includes $150,000 paid by the Company into an escrow account during the Company's 60-day due diligence review. If the initial purchase is consummated from K`ksal, the escrowed funds would be released and an additional $600,000 cash and 900,000 shares of the Company's common stock delivered to K`ksal on or before March 11, 1996. The remaining cash balance of $1,225,000 for the initial purchase will be paid in four equal quarterly payments of $306,250 between June 11, 1996 and March 11, 1997. The Company has the option to acquire the remaining 40% of K`ksal's CAP-G shares at any time following completion of the initial purchase and prior to December 11, 1997.

    Under a third agreement, the Company would acquire the remaining 5% of the outstanding CAP-G shares from a private corporation ("OCSCO") for $250,000 to be paid at the earlier of April 14, 1996 or 15 days after completion of a private placement of common stock described below.

                    Chaparral Resources, Inc. and Subsidiary

NOTE N - SUBSEQUENT EVENTS

    In March, 1996, the Company commenced a private offering of common stock, whereby the Company is offering 12,000,000 shares at $.50 per share. The Company reserved the right to increase the offering to 14,000,000 shares. There is no minimum amount in the offering, and proceeds from the sale of the shares will be used by the Company as subscriptions are accepted without any escrow.

    If all shares offered are sold, the net proceeds from the offering are estimated to be approximately $5,500,000 after deducting Placement Agent fees and estimated offering expenses of $500,000.

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                        PRODUCING ACTIVITIES - UNAUDITED


The following estimates of proved and unproved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly effect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and the changes may be significant. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses. The estimated future net cash flows are then discounted using a rate of 10% a year to reflect the estimated timing of the future cash flows.


            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                  PRODUCING ACTIVITIES - UNAUDITED (CONTINUED)

                      PROVED OIL AND GAS RESERVE QUANTITIES
                         (All within the United States)


                                                    Oil                 Gas
                                                  reserves            reserves
                                                  (bbls.)              (Mcf.)
                                                 --------             ---------

Balance December 1, 1992 .................       105,973              1,485,556
    Revisions of previous estimates ......       (10,970)              (200,049)
    Extensions, discoveries and
      other additions ....................        59,193              1,175,421
    Production ...........................       (12,448)              (155,786)
                                                ---------             ----------
Balance November 30, 1993 ................       141,748              2,305,142
    Revisions of previous estimates ......          (125)              (455,946)
    Sales of reserves ....................       (20,392)               (95,714)
    Extensions, discoveries and
      other additions ....................         1,745              1,700,289
    Production ...........................       (11,286)              (159,041)
                                                 --------             ---------

Balance November 30, 1994 ................       111,690              3,294,730
    Revisions of previous estimates ......        (1,438)               (98,536)
    Sales of reserves ....................       (36,425)               (10,228)
    Extensions, discoveries and
      other additions ....................           582                  9,375
    Production ...........................        (8,224)              (132,924)
                                                 -------              ---------

Balance November 30, 1995 ................        66,185              3,062,417
                                               =========              =========

Proved developed reserves
    November 30, 1993 ....................        82,798              1,155,946
    November 30, 1994 ....................        52,740              1,103,203
    November 30, 1995 ....................         7,235                870,890





            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                  PRODUCING ACTIVITIES - UNAUDITED (CONTINUED)

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
           AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES



                                                                               Year ended November 30,
                                                                       -----------------------------------------
                                                                          1995            1994           1993
                                                                       -----------     ------------    ---------

Future cash inflows .................................................   $ 3,449,000    $ 5,041,000    $ 4,980,000
Future production and
  development costs .................................................    (2,478,000)    (3,051,000)    (2,661,000)
Future income tax expenses ..........................................          --           --                --
                                                                         -----------    -----------    -----------

Future net cash flows ...............................................       971,000      1,990,000      2,319,000
10% annual discount for
  estimated timing of cash
  flows .............................................................      (544,000)      (907,000)      (959,000)
                                                                         -----------    -----------    -----------

Standardized measure of
  discounted future net cash
  flows .............................................................   $   427,000    $ 1,083,000    $ 1,360,000
                                                                         ===========    ==========     ==========

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                                                 Year ended November 30,
                                                                        ----------------------------------------
                                                                            1995          1994           1993
                                                                        -----------    -----------    -----------

Beginning balance ...................................................   $ 1,084,000    $ 1,360,000    $ 1,429,000
Expenditures which reduced
  future development costs .........................................        (3,000)       (146,000)       (67,000)
Acquisition of proved reserves .....................................          --             --                --
Sale of proved reserves ............................................       (81,000)       (102,000)            --
Sales and transfers of oil
  and gas produced, net of
  production costs ..................................................      (140,000)      (143,000)      (229,000)
Net increase (decrease) in
  price .............................................................      (593,000)      (568,000)      (485,000)
Net (increase) decrease in
  costs .............................................................       247,000          3,000         94,000
Extensions and discoveries ..........................................       165,000        526,000        631,000
Revisions of previous
  quantity estimates ................................................       (38,000)      (214,000)      (140,000)
Accretion of discount ...............................................       108,000        136,000        143,000
Effect of change in timing
  and other .........................................................      (322,000)       231,000       (16,000)
                                                                           ---------    ----------     ----------
Ending balance ......................................................   $   427,000    $ 1,083,000   $ 1,360,000
                                                                         ===========    ==========     ==========






            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                  PRODUCING ACTIVITIES - UNAUDITED (CONTINUED)

                  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
                   CASH FLOWS AND CHANGES THEREIN RELATING TO
                     PROVED OIL AND GAS RESERVES (CONTINUED)


Costs Incurred

                                                                                        Year ended November 30,
                                                                                  --------------------------------------
                                                                                     1995            1994         1993
                                                                                  ----------      ----------   ----------

Property acquisition costs -
  unproved leases ............................................................   $      --     $     7,000   $    12,000
Property acquisition costs -
  proved properties ..........................................................        30,000        37,000       228,000
Exploration costs ............................................................          --            --           2,000
Development costs ............................................................        30,000       146,000        67,000

(1)  Net of lease sale proceeds of $169,000.

Production Costs

                                                                                          Year ended November 30,
                                                                                  ----------------------------------------
                                                                                     1995          1994           1993
                                                                                  -----------    -----------    ----------

Lease operating expense ......................................................   $    95,000   $   176,000   $   155,000
Production tax ...............................................................        20,000        56,000        30,000
                                                                                  -----------   -----------   -----------

                                                                                 $   115,000   $   232,000   $   185,000
                                                                                  ===========   ===========   ===========

Other Information

                                                                                         Year ended November 30,
                                                                                  --------------------------------------
                                                                                     1995          1994          1993
                                                                                  -----------    -----------   ---------

Net revenue (revenue less production
  costs, ad valorem and severance
  taxes) .....................................................................   $   140,000   $   142,000   $   299,000

Amortization per equivalent barrel
  of production* .............................................................         2.33          3.18          3.14
Price per bbl. (oil) .........................................................        14.27         12.75         14.09
Production cost per bbl. (oil) ...............................................         6.34          8.21          7.91
Price per Mcf. (gas) .........................................................         1.02          1.44          1.52
Production cost per Mcf. (gas) ...............................................          .47           .86           .55
Price per net equivalent bbl.* ...............................................         8.33          9.86         10.74
Production cost per net equivalent bbl.* .....................................         3.78          6.06          4.81

* Natural gas converted to equivalent barrels using conversion ratio of 6:1.








            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                  PRODUCING ACTIVITIES - UNAUDITED (CONTINUED)

                  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
                   CASH FLOWS AND CHANGES THEREIN RELATING TO
                     PROVED OIL AND GAS RESERVES (CONTINUED)


                                                                                         Year ended November 30,
                                                                                  ------------------------------------
                                                                                    1995          1994         1993
                                                                                  ---------    ------------  ---------

Present value of proved
  reserves
    Proved developed .........................................................   $  266,000   $   650,000  $  785,000
    Proved undeveloped .......................................................      161,000       433,000     575,000
                                                                                 -----------   -----------  ----------

  Total ......................................................................   $  427,000   $ 1,083,000  $1,360,000
                                                                                 ==========   ===========   =========

Future net revenues of proved
  reserves
    Proved developed .........................................................   $  383,000   $   950,000  $1,129,000
    Proved undeveloped .......................................................      588,000     1,040,000   1,190,000
                                                                                 ----------    ----------   ---------

  Total ......................................................................   $  971,000   $ 1,990,000  $2,319,000
                                                                                 ==========    ==========  ==========


                                  EXHIBIT INDEX

Exhibit   Description                                                   Page No.
-------   ------------                                                  --------

2.1       Stock Acquisition Agreement and Plan of Reorganization dated      N/A
          April  12,  1995  between  Chaparral  Resources,  Inc.,  and
          the   Shareholders   of  Central  Asian   Petroleum,   Inc.,
          incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31,
          1995.

2.2       Escrow  Agreement  dated  April 12, 1995  between  Chaparral     N/A
          Resources,   Inc.,   the   Shareholders   of  Central  Asian
          Petroleum, Inc. and Barry W. Spector, incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

3.1       Restated   Articles   of   Incorporation   and   Amendments,     N/A
          incorporated    by   reference   to    Exhibit  3.1  to  the
          Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

3.2       Articles  of   Amendment   to  the   Restated   Articles  of     N/A
          Incorporation  dated  April  20,  1988,    incorporated   by
          reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

3.3       Bylaws, as amended through December 5, 1995.

3.4       Articles  of   Amendment   to  the   Restated   Articles  of     N/A
          Incorporation   and   Amendments   dated   June  21,   1995,
          incorporated by reference to Exhibit B to the Company's Quarterly Report on Form 10-Q for the quarter ended May
          31, 1995.

10.1      Royalty Participation Plan dated June 15, 1982, incorporated     N/A
          by  reference  to  Exhibit  10.1  to  the  Company's  Annual
          Report on Form 10-K for the fiscal year ended November 30, 1993.

10.2      Chaparral Resources,  Inc. 1989 Stock Warrant Plan effective     N/A
          May 1, 1989, incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

10.3      Target Benefit Plan effective  December 1, 1990 incorporated     N/A
          by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

10.4      Deferred  Compensation  and Death  Benefit  Plan as  amended     N/A
          November 15, 1991 incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

10.5      Promissory  Note  dated  November  1,  1995  from  Chaparral     N/A
          Resources, Inc., to Brae Group, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 1, 1995.

10.6      Purchase  Agreement,   dated  effective  January  12,  1996,
          between the Company and Guntekin Koksal (purchase of CAP-G shares).

10.7 Letter Agreement, dated January 3, 1996, between the Company and certain stockholders of Darka Petrol Ticaret Ltd. Sti., together with Exhibits A--E.

10.8 Amendment, effective March 4, 1996, to the Letter Agreement revising the terms pursuant to which the Company is to acquire all shares of CAP(G) stock owned by Darka Petrol Ticaret Ltd. Sti.

21        Subsidiaries of the Registrant.

23        Consent of Grant Thornton for S-8.

24        Power of Attorney.

27        Financial Data Schedule.