Form 10-Q
period 1996-02-29
CHAPARRAL RESOURCES INC
filed 1996-04-17
CIK 19252

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 25049
                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

     Commission file number 0-7261


                            CHAPARRAL RESOURCES, INC.
                          -----------------------------
                          621 - 17th Street, Suite 1301
                             Denver, Colorado 80293

                              Phone: (303) 293-2340


        Colorado                                      84-0630863
 ----------------------                    ----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. __

As of April 15, 1996, the Registrant had 36,744,192 shares of its $0.10 par value common stock issued and outstanding.

                                                                 Total Pages  9





                         Part I - FINANCIAL INFORMATION

                            CHAPARRAL RESOURCES, INC.

                      Consolidated Statements of Operations

                                    Unaudited
                                    ---------

                                                 For the Three Months Ended
                                              --------------------------------
                                              February 29,         February 28,
                                                  1996                1995
                                              -----------          -----------

Revenue:

         Oil and gas sales ...............      $   34,000         $   84,000
                                                 ---------            -------
Costs and expenses:

         Production costs ................            --               39,000

         Depreciation and depletion ......          16,000             30,000

         General and administrative ......          84,000             22,000
                                                 ---------            -------
                                                   100,000             91,000
                                                 ---------            -------
Earnings (loss) from operations ..........         (66,000)            (7,000)

Other income (expenses):

         Interest income .................           2,000              1,000

         Interest expense ................         (19,000)               --

         Other, net ......................           1,000             (3,000)
                                                  --------            -------
                                                   (16,000)            (2,000)
                                                  --------             ------
                  Net income (loss) ......      $  (82,000)        $   (9,000)
                                                  ========             ======

Earnings (loss) per common share .........      $   (0.004)        $   (0.001)
                                                  ========             =======

Average number of outstanding shares .....      20,692,525         15,828,150
                                                ==========         ==========


See accompanying notes to financial statements


                            CHAPARRAL RESOURCES, INC.
                           Consolidated Balance Sheets

                                                                        February 29,
                                                                            1996      November 30,
                                                                        (Unaudited)       1995
                                                                        -----------   ------------
                                            ASSETS


CURRENT ASSETS
         Cash and cash equivalents ...................................  $   219,000   $  501,000
         Accounts receivable
             Joint interest participants .............................       17,000       31,000
             Oil and gas purchasers ..................................         --         46,000
         Prepaid expenses ............................................        1,000        2,000
                                                                         ----------     --------
               Total current assets ..................................      237,000      580,000

PROPERTY AND EQUIPMENT - AT COST
         Oil and gas properties - full cost
               Subject to depletion ..................................   16,089,000   16,149,000
               Not subject to depletion ..............................       47,000       40,000
         Less accumulated depletion and depreciation and
           impairment ................................................  (15,738,000) (15,722,000)
                                                                        -----------  -----------
                                                                            398,000      467,000
         Furniture, fixtures and equipment ...........................      202,000      197,000
         Less accumulated depreciation ...............................     (178,000)    (177,000)
                                                                        -----------  -----------
                                                                             24,000       20,000
                                                                        -----------  -----------
                                                                            422,000      487,000

OTHER ASSETS
         Investments in and advances to affiliate ...................     5,851,000    4,507,000
         Cash value of insurance and annuities ......................         8,000        8,000
         Equipment inventory ........................................        13,000       13,000
                                                                        -----------  -----------
                                                                          5,872,000    4,528,000
                                                                        -----------  -----------
                                                                       $  6,531,000 $  5,595,000
                                                                        ===========  ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable
             Trade ..................................................  $     71,000 $    102,000
             Joint interest participants - revenue ..................         1,000       26,000
    Accrued liabilities .............................................        38,000       86,000
                                                                        -----------   ----------
                  Total current liabilities .........................       110,000      214,000
                                                                        -----------   ----------
LONG TERM OBLIGATIONS:
    Note Payable ....................................................       793,000      461,000
                                                                        -----------   ----------
STOCKHOLDERS'  EQUITY
    Common stock - authorized, 50,000,000 shares of $.10 par
       value; issued and outstanding, 21,109,192 and
       20,484,192 shares at February 29, 1996 and November
       30, 1995, respectively .......................................     2,111,000    2,048,000
    Capital in excess of par value ..................................    13,305,000   12,577,000
    Preferred stock - authorized, 1,000,000 shares as of
       February 29, 1996 and November 30, 1995
    Retained earnings (deficit) .....................................    (9,788,000)  (9,705,000)
                                                                        -----------  -----------
    Total stockholders equity .......................................     5,628,000    4,920,000
                                                                        -----------  -----------
    Total liabilities and stockholders equity ....................... $   6,531,000 $  5,595,000
                                                                        ===========  ===========


See accompanying notes to financial statements


                            CHAPARRAL RESOURCES, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                    ---------

                                                                      For the Three Months Ended
                                                                    -----------------------------
                                                                     February 29,   February 28,
                                                                         1996           1995
                                                                     ------------   ------------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities
    Net income (loss) .................................           $      (82,000) $   (9,000)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and depletion ....................                   16,000      30,000
        Amortization of note discount .................                   32,000        --
        Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable ....................                   60,000     153,000
               Prepaid expenses .......................                    1,000       1,000
               Other assets ...........................                      --        1,000
            Increase (decrease) in:
               Accounts payable .......................                  (56,000)    (55,000)
               Accrued liabilities ....................                  (48,000)    (41,000)
                                                                        --------    --------
        Net cash provided from (used in) operating
          activities ..................................                  (77,000)     80,000

Cash flows from investing activities:
    Additions to property and equipment ...............                   60,000     (50,000)
    Investment in foreign oil and gas properties ......                 (616,000)       --
    Change in certificate of deposit ..................                     --      (107,000)
    Proceeds from sale of interest in oil & gas
       properties .....................................                   19,000        --
                                                                        --------    ---------
       Net cash provided from (used in) investing
          activities ..................................                 (537,000)   (157,000)

Cash flows from financing activities:
    Proceeds from notes payable .......................                  332,000        --
    Proceeds from sale of stock .......................                     --        51,000
                                                                        --------    --------
       Net cash provided from (used in) financing
          activities ..................................                  332,000      51,000
                                                                        --------    --------
        Net increase (decrease) in cash and cash
           equivalants ................................                 (282,000)    (26,000)

Cash and cash equivalents at beginning of year ........                  501,000     318,000
                                                                        --------     -------
Cash and cash equivalents at end of 1st quarter .......           $      219,000 $   292,000
                                                                        =======     ========


See accompanying notes to financial statements

                            CHAPARRAL RESOURCES, INC.

                   Notes to Consolidated Financial Information

                                    Unaudited
                                    ---------

(1)  GENERAL

     Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, for notes to the Company's year-end financial statements.

(2)  UNAUDITED INFORMATION

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

     The November 30, 1995 balance sheet data is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

(3)  NON-CASH FINANCING AND INVESTMENT ACTIVITIES

     a) The Company paid $19,000 in interest during the period ended February 29, 1996.

                      MANAGEMENT'S' DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)  Liquidity and Capital Resources

     The Company's primary source of capital is from oil and gas sales. The Company's working capital position was positive at February 29, 1996. Total current assets were $237,000 and total current liabilities were $110,000 for a working capital ratio of 2.2 to 1.

     Net cash and cash equivalents decreased $282,000 from November 30, 1995 to February 29, 1996. The decrease was primarily due to investment in foreign oil and gas properties. In January 1996, the Company received proceeds from two private unsecured loans represented by notes payable in the aggregate amount of $300,000.

     In January and February 1996, the Company entered into agreements to acquire, for a total of $5,850,000 cash and 1,785,000 shares of the Company's common stock, an additional 55% interest in Central Asian Petroleum Guernsey Limited ("CAP-G"). The acquisitions will increase the Company's ownership in CAP-G to 100%, thus increasing to 50% the Company's beneficial ownership interest in Karakuduk Munay Inc. ("KKM") and the Karakuduk Oil Field ("Karakuduk Field"). The other 50% ownership in the Karakuduk Field is owned by a Kazakstan regional government group.

     The additional 55% of CAP-G is to be acquired in three separate transactions, the first two of which include the purchase of all of the CAP-G shares owned by Darka Petrol Ticaret Limited Sirketi, a private Turkish company ("Darka"), and by Guntekin Koksal, an individual CAP-G shareholder ("Koksal"), each of which owns 25% of the CAP-G shares outstanding.

     The Company was required to pay $2,000,000 in cash and issue 685,000 shares of the Company's common stock to Darka for all of Darka's CAP-G shares. The Company paid $600,000 of the cash purchase price and delivered 625,000 shares of the Company's common stock on March 8, 1996. On April 1, 1996, the Company completed the purchase of Darka's CAP-G shares by paying the $1,400,000 cash balance and by delivering the balance of 60,000 shares of the Company's common stock.

     The Company was required to pay $1,975,000 in cash and issue 900,000 shares of the Company's common stock to Koksal for 60% of his CAP-G shares (15% of CAP-G). The Company has an option, after completion of the initial purchase, to acquire the remaining 40% of Koksal's CAP-G shares for an additional $1,625,000 cash and 200,000 shares of the Company's common stock. The initial purchase from Koksal was consummated on March 11, 1996, when $750,000 cash and 900,000 shares of the Company's common stock were delivered to Koksal. The remaining cash balance of $1,225,000, for the initial purchase, will be paid in four equal quarterly payments of $306,250 between June 11, 1996 and March 11, 1997. The Company has the option to purchase the remaining 40% of Koksal's CAP-G shares (10% of CAP-G) at any time following completion of the initial purchase and prior to December 11, 1997.

     Under the third agreement, the Company acquired the remaining 5% of the outstanding CAP-G shares from a private US corporation ("OCSCO") for $250,000 cash. The purchase from OCSCO was completed on April 11, 1996.

     With the completion of the foregoing transactions the Company's beneficial ownership interest in CAP-G is 90% and its beneficial ownership interest in KKM and the Karakuduk Field is 45%.

     The Company does not have significant income producing properties and the Karakuduk Field is substantially undeveloped. The development of the Karakuduk Field, through KKM, will require substantial amounts of additional capital. The Company's share of the 1996 budget for the Karakuduk Field development is anticipated to be at least $4,000,000, of which approximately $490,000 has been paid and $420,000 is to be paid by the Company prior to the end of April, 1996. The terms of the KKM license, from the Republic of Kazakstan, require a 1996 work plan of approximately $10,000,000, a portion of which may be deferred by KKM under certain conditions. KKM will notify the Company of KKM's additional capital requirements on an as needed basis.

     On April 5, 1996, the Company completed a private placement of 14,000,000 shares of the Company's common stock at $0.50 a share for a gross amount of $7,000,000. In connection with the private placement, the Company issued a warrant to purchase 1,022,000 shares of the Company's common stock, for a nominal amount, to the placement agent and paid $21,849 of the placement agent's expenses. To date, the Company has used the $6,978,151 of net proceeds from the private placement to complete the acquisition of 25% of the outstanding stock of CAP-G owned by Darka ($1,700,000), to complete the initial acquisition of 15% of the outstanding stock of CAP-G owned by Koksal ($750,000), to complete the acquisition of 5% of the outstanding stock of CAP-G owned by OCSCO ($250,000), to pay the principal amount of a promissory note ($750,000) and to pay a portion of the Company's share of the second quarter budget for the Karakuduk Field ($400,000). The Company estimates that the balance of the net proceeds will be used to make the 1996 payments due Koksal to complete the initial purchase of 15% of the outstanding stock of CAP-G ($918,750), to pay the Company's remaining portion of the second quarter budget for the Karakuduk Field ($420,000) and for working capital ($1,939,401).

     In addition, effective April 5, 1996, two holders of promissory notes in the aggregate amount of $300,000 converted their promissory notes into 600,000 shares of the Company's common stock.

     The Company has raised additional capital to finance a portion of its obligations in connection with the acquisition of its interest in and the development of the Karakuduk Field and to satisfy working capital needs in the short term. The Company plans to seek to raise its additional capital needs through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration and development will be paid by others to earn an interest in the properties. The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of an oil and gas business is uncertain due, in part, to the substantial instability in oil and gas prices in recent years. There can be no assurance that the debt or equity financing expected to be necessary to continue to fund the Company's operations and obligations will be available to the Company on economically acceptable terms. If sufficient funds cannot be raised to meet the Company's continuing obligations with respect to the Karakuduk Field, its interest in such property might be adversely affected.

     The Company has no other material commitments for cash outlay and capital expenditures other than for normal operations.

(2) Results of Operations Three Months Ended February 29, 1996 vs. February 28, 1995

     The Company's operations resulted in a net loss of $82,000 for the three months ended February 29, 1996 compared to a net loss of $9,000 during the same period in 1995.

     Revenues from oil and gas sales decreased $50,000 or 59.5% due to lower natural gas prices, certain producing properties being shut-in due to pricing and sale or abandonment of certain producing properties during 1995.

     Costs and expenses increased $9,000 or 9.9%. Production costs for the period were offset by reimbursement of production taxes from certain natural gas producing properties. Depreciation and depletion decreased by 46.7% to $16,000 as a result of the write-down of oil and gas properties in fiscal year-end 1995, sale of certain producing properties and shut-in of certain producing properties due to lower natural gas prices. General and administrative expenses increased $62,000 or 281.8% due to costs related to the acquisition and operation of the Company's interest in the Karakuduk Field. Interest expense increased to $19,000 due to interest paid by the Company on certain promissory notes.

                           PART II - OTHER INFORMATION



Item 1 through 5 not applicable.

Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits - none.

          (b)  Reports on Form 8-K - none.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 17, 1996

                                     CHAPARRAL RESOURCES, INC.
                                     A Colorado Corporation



                                     /s/ Paul V. Hoovler
                                     -----------------------------
                                     Paul V. Hoovler
                                     President


                                      /s/ Matthew R. Hoovler
                                      -----------------------------
                                      Matthew R. Hoovler
                                      Principal Financial Officer