Form 10-Q/A
period 1996-02-29
CHAPARRAL RESOURCES INC
filed 1996-07-19
CIK 19252

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 25049
                                   FORM 10-Q/A
                               (AMENDMENT NO. 2)

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
                                                ==========         ==========


See accompanying notes to financial statements


                            CHAPARRAL RESOURCES, INC.
                           Consolidated Balance Sheets

                                                                        February 29,
                                                                            1996      November 30,
                                                                        (Unaudited)       1995
                                                                        -----------   ------------
                                            ASSETS


CURRENT ASSETS
         Cash and cash equivalents ...................................  $   219,000   $  501,000
         Accounts receivable
             Joint interest participants .............................       17,000       31,000
             Oil and gas purchasers ..................................         --         46,000
         Prepaid expenses ............................................        1,000        2,000
                                                                         ----------     --------
               Total current assets ..................................      237,000      580,000

PROPERTY AND EQUIPMENT - AT COST
         Oil and gas properties - full cost
               Subject to depletion ..................................   16,089,000   16,149,000
               Not subject to depletion ..............................       47,000       40,000
         Less accumulated depletion and depreciation and
           impairment ................................................  (15,738,000) (15,722,000)
                                                                        -----------  -----------
                                                                            398,000      467,000
         Furniture, fixtures and equipment ...........................      202,000      197,000
         Less accumulated depreciation ...............................     (178,000)    (177,000)
                                                                        -----------  -----------
                                                                             24,000       20,000
                                                                        -----------  -----------
                                                                            422,000      487,000

OTHER ASSETS
         Investments in and advances to affiliate ...................     5,060,000    4,507,000
         Cash value of insurance and annuities ......................         8,000        8,000
         Equipment inventory ........................................        13,000       13,000
                                                                        -----------  -----------
                                                                          5,081,000    4,528,000
                                                                        -----------  -----------
                                                                       $  5,740,000 $  5,595,000
                                                                        ===========  ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable
             Trade ..................................................  $     71,000 $    102,000
             Joint interest participants - revenue ..................         1,000       26,000
    Accrued liabilities .............................................        38,000       86,000
                                                                        -----------   ----------
                  Total current liabilities .........................       110,000      214,000
                                                                        -----------   ----------
LONG TERM OBLIGATIONS:
    Note Payable ....................................................       793,000      461,000
                                                                        -----------   ----------
STOCKHOLDERS'  EQUITY
    Common stock - authorized, 50,000,000 shares of $.10 par
       value; issued and outstanding, 20,484,192 and
       20,484,192 shares at February 29, 1996 and November
       30, 1995, respectively .......................................     2,048,000    2,048,000
    Capital in excess of par value ..................................    12,577,000   12,577,000
    Preferred stock - authorized, 1,000,000 shares as of
       February 29, 1996 and November 30, 1995
    Retained earnings (deficit) .....................................    (9,788,000)  (9,705,000)
                                                                        -----------  -----------
    Total stockholders equity .......................................     4,837,000    4,920,000
                                                                        -----------  -----------
    Total liabilities and stockholders equity ....................... $   5,740,000 $  5,595,000
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

Dated:  July 19, 1996

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