Form 10-Q
period 1996-05-31
CHAPARRAL RESOURCES INC
filed 1996-07-19
CIK 19252

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 25049
                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 1996

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]

As of July 19, 1996, the Registrant had 37,376,517 shares of its $0.10 par value common stock issued and outstanding.

                                                                 Total Pages  10

                    PART I - SUMMARIZED FINANCIAL INFORMATION

                            CHAPARRAL RESOURCES, INC.

                      Consolidated Statements of Operations

                                    Unaudited
                                            For the three months ended     For the six months ended
                                           -----------------------------  --------------------------
                                              May 31,         May 31,        May 31,        May 31,
                                               1996             1995           1996           1995
                                               ----             ----           ----           ----

Revenue:
    Oil and gas sales .................   $     47,000    $     52,000    $     81,000    $    136,000
                                          ------------    ------------    ------------    ------------
                                                47,000          52,000          81,000         136,000
Costs and expenses:
    Production costs ..................          8,000          28,000           8,000          67,000
    Depreciation and depletion ........         23,000          31,000          39,000          61,000
    General and administrative ........        265,000          38,000         349,000          60,000
                                          ------------    ------------    ------------    ------------
                                               296,000          97,000         396,000         188,000
                                          ------------    ------------    ------------    ------------
Earnings (loss) from operations .......       (249,000)        (45,000)       (315,000)        (52,000)

Other income (expenses):
    Interest income ...................           --             2,000           2,000           3,000
    Interest expense ..................           --              --           (28,000)           --
    Other, net ........................         (9,000)         42,000           1,000          39,000
                                          ------------    ------------    ------------    ------------
                                                (9,000)         44,000         (25,000)         42,000
                                          ------------    ------------    ------------    ------------
        Net income (loss) .............   $   (258,000)   $     (1,000)   $   (340,000)   $    (10,000)
                                          ============    ============    ============    ============
Earnings (loss) per common share ......   $      (.008)   $      (.000)   $      (.012)   $      (.001)
                                          ============    ============    ============    ============

Average number of outstanding shares ...    32,729,967      18,834,609      26,711,246      17,331,380
                                          ============    ============    ============    ============










See accompanying notes to financial statements.


                            CHAPARRAL RESOURCES, INC.
                           Consolidated Balance Sheets

                                                                      May 31,
                                                                       1996         November 30,
                                                                   (Unaudited)          1995
                                                                    ---------           ----

      ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...................................   $  2,357,000    $    501,000

  Accounts receivable
    Joint interest participants ...............................         15,000          31,000
    Oil and gas purchasers ....................................         50,000          46,000
  Prepaid expenses ............................................          2,000           2,000
                                                                  ------------    ------------
      Total current assets ....................................      2,424,000         580,000
PROPERTY AND EQUIPMENT - AT COST
  Oil and gas properties - full cost
      Subject to depletion ....................................     16,161,000      16,149,000
      Not subject to depletion ................................         54,000          40,000
  Less accumulated depletion and depreciation and impairment ..    (15,760,000)    (15,722,000)
                                                                  ------------    ------------
                                                                       455,000         467,000
  Furniture, fixtures and equipment ...........................        202,000         197,000
  Less accumulated depreciation ...............................       (179,000)       (177,000)
                                                                  ------------    ------------
                                                                        23,000          20,000
                                                                  ------------    ------------
                                                                       478,000         487,000
OTHER ASSETS
  Investments in and advances to affiliates ...................     12,649,000       4,507,000
  Other .......................................................        384,000          21,000
                                                                  ------------    ------------
                                                                    13,033,000       4,528,000
                                                                  ------------    ------------
                                                                  $ 15,935,000    $  5,595,000
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Purchase commitment .........................................   $  1,225,000            --
  Accounts payable
    Trade .....................................................        529,000    $    102,000
    Joint interest participants - revenue .....................         42,000          26,000
  Accrued liabilities .........................................         54,000          86,000
                                                                  ------------    ------------
        Total current liabilities .............................      1,850,000         214,000

LONG-TERM OBLIGATIONS
  Notes Payable
                                                                          --           461,000
                                                                  ------------    ------------

MINORITY INTEREST .............................................         50,000            --
                                                                  ------------    ------------
STOCKHOLDERS'  EQUITY
  Common stock - authorized, 50,000,000 shares of $.10 par
    value; issued and outstanding, 37,376,517 and 20,484,192
    shares at May 31, 1996 and November 30, 1995  .............      3,738,000       2,048,000
  Capital in excess of par value ..............................     20,343,000      12,577,000
  Preferred stock - authorized, 1,000,000 shares as of November
    30, 1994 no shares issued or outstanding at May 31, 1996 or
    November 30, 1995
  Retained earnings (deficit) .................................    (10,046,000)     (9,705,000)
                                                                  ------------    ------------
Total stockholders' equity ....................................     14,035,000       4,920,000
                                                                  ------------    ------------
Total liabilities and stockholders' equity ....................   $ 15,935,000    $  5,595,000
                                                                  ============    ============



                 See accompanying notes to financial statements

                            CHAPARRAL RESOURCES, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                   For the Six Months Ended
                                                                   ------------------------
                                                                    May 31,         May 31,
                                                                     1996             1995
                                                                     ----             ----

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities
    Net income (loss) .......................................   $  (340,000)   $   (10,000)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and depletion ..........................        38,000         61,000
        Changes in assets and liabilities, net of
          effects of acquisition
           (Increase) decrease in:
               Accounts receivable ..........................        12,000        185,000
               Prepaid expenses .............................          --            1,000
               Other assets .................................          --          140,000
               Equipment inventory ..........................          --            1,000
           Increase (decrease) in:
               Accounts payable .............................       (67,000)      (102,000)
               Accrued liabilities ..........................       (40,000)       (73,000)
                                                                -----------    -----------
        Net cash provided from (used in) operating activities      (397,000)       203,000
Cash flows from investing activities:
    Additions to property and equipment .....................       (48,000)      (193,000)
    Investment in foreign oil and gas properties ............    (1,631,000)    (3,383,000)
    Payments for acquisition, net of cash acquired ..........    (2,889,000)          --
    Change in certificate of deposit ........................          --            1,000
    Proceeds from sale of oil and gas properties ............        19,000           --
                                                                -----------    -----------
        Net cash provided from (used in) investing activities    (4,549,000)    (3,575,000)
Cash flows from financing activities:
    Payment of note .........................................      (750,000)          --
    Proceeds from stock acquisition of CAP(D) ...............          --        3,198,000
    Proceeds from sale of stock .............................     7,552,000           --
                                                                -----------    -----------
        Net cash provided from (used in) financing activities     6,802,000      3,198,000
        Net increase (decrease) in cash .....................     1,856,000       (174,000)
Cash and cash equivalents at beginning of year ..............       501,000        318,000
                                                                -----------    -----------
Cash and cash equivalents at end of 2nd quarter .............   $ 2,357,000    $   144,000
                                                                ===========    ===========
Supplemental Cash Flow Information:
  Non-cash financing and investment activities
    Interest ................................................    $   28,000          --
    Common stock issued
        To retire notes payable - 600,000 shares ............       300,000          --
        To purchase 40% interest in affiliate
          - 1,585,000 shares ................................     1,903,000          --
    Purchase commitment .....................................     1,225,000          --

Note: The company recognized a purchase commitment of $1,225,000 for the initial purchase of a 15% interest in affiliate to be paid between June 11, 1996 and March 11, 1997.

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

    The November 30, 1995 balance sheet data is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principals.

(3) ACQUISITIONS

     The Company acquired an additional 55% of CAP-G in three separate transactions, the first two of which included the purchase of all of the CAP-G shares owned by a private Turkish company ("Darka") and by an individual CAP-G shareholder ("Koksal"), each of which owned 25% of the CAP-G shares outstanding.

     The Company paid $2,000,000 in cash plus 685,000 shares of the Company's Common Stock to Darka for all of its CAP-G shares.

     The Company must pay $1,975,000 in cash and issue 900,000 shares of the Company's Common Stock to Koksal for 60% of Koksal's CAP-G shares (15% of CAP-G), with an option, after completion of the initial purchase, to purchase the remaining 40% of his CAP-G shares (10% of CAP-G) for an additional $1,625,000 and 200,000 shares of the Company's Common Stock. The Company has paid $750,000 and issued 900,000 shares of the Company's Common Stock. The remaining cash balance of $1,225,000 for the initial purchase will be paid in four equal quarterly payments of $306,250 between June 11, 1996 and March 11, 1997. The Company has the option to acquire the remaining 40% of Koksal's CAP-G shares (10% of CAP-G) at any time following completion of the initial purchase and prior to December 11, 1997.

     Under the third transaction, the Company acquired the remaining 5% of the outstanding CAP-G shares from a private corporation ("OCSCO") for $250,000.

     With  the  completion  of  these  transactions  the  Company's   beneficial
ownership interest in CAP-G increased to 90% and its beneficial ownership interest in KKM and the Karakuduk Oil Field to 45%.

(4)  GOING CONCERN

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has over 80% of its assets invested in entities that are pursuing the development of the Karakuduk Field, a shut in oil field in the central Asian Republic of Kazakstan, which will require significant additional funding.

     The Company completed a private placement of common stock. However, the net proceeds from the sale of the shares offered, together with the Company's current cash reserves and cash flow from operations, will not be sufficient to meet the Company's capital requirements through fiscal 1996. While the Company believes that additional funds will be available from additional financing, there can be no assurance that such will be the case. There is also no assurance that additional financing, if available, can be obtained on terms favorable or affordable to the Company.

     The Company's continued existence as a going concern in its present form is dependent upon the success of future operations, which is, in the near term, dependent on the successful financing and development of the Karakuduk Field, of which there is no assurance.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



(1)   Liquidity and Capital Resources

         The Company's primary source of capital historically has been from oil and gas sales. The Company had working capital of approximately $574,000 at May 31, 1996, for a working capital ratio of 1.3 to 1, an increase from $366,000 at November 30, 1995 (working capital ratio of 2.7 to 1).

         Net cash and cash equivalents increased $1,856,000 from November 30, 1995 to May 31, 1996, primarily due to the completion of a private placement of 14,000,000 shares of the Company's common stock for gross proceeds of $7,000,000.

         The Company completed purchases of an additional 55% of Central Asian Petroleum Guernsey Limited ("CAP-G") which owns a 50% interest in KKM, the holder of oil and gas properties in Kazakstan. The additional 55% of CAP-G includes the purchase of all of the CAP-G shares owned by Darka Petrol Ticaret Limited Sirketi, a private Turkish company ("Darka") in one transaction, all of the shares owned by Guntekin Koksal, an individual CAP-G shareholder ("Koksal") in two separate transactions, each of which owned 25% of the CAP-G shares outstanding, and all of the shares owned by a private corporation in the United States which owned 5% of CAP-G. The company paid a total of $3,000,000 and 1,585,000 shares of the Company's common stock during the period ended May 31, 1996 to complete these transactions.

         The Company paid $306,250 in June and has a remaining cash balance of $918,750 for the initial purchase of Koksal's 15% of CAP-G, which will be paid in three quarterly payments of $306,250 between September 11, 1996 and March 11, 1997.

         With the completion of the foregoing transactions the Company's beneficial ownership interest in CAP-G increased to 90% and its beneficial ownership interest in KKM and the Karakuduk Oil Field to 45%.

         The Company also has an option to acquire the remaining 10% of CAP-G shares owned by Koksal for an additional $1,625,000 and 200,000 shares of the Company's common stock at any time following completion of the initial purchase and prior to December 11, 1997. If the Company elects to exercise this option, the Company's ownership in CAP-G will ultimately increase to 100%, thus increasing to 50% the Company's beneficial ownership interest in KKM and the Karakuduk Field.

         The Company does not have significant income producing properties and the Karakuduk Field is substantially undeveloped. The development of the Karakuduk Field, through KKM, will require substantial amounts of additional capital. The terms of the license held by KKM require annual work plans of approximately $10 million in 1996, $34 million in 1997 and $12 million in 1998 which requirements may be waived or modified only by the licensing authority. The Company's subsidiary, CAP-G, must advance all of the amounts necessary to complete the work plan for the Karakuduk Field development. Approximately $1.77 million has been paid through June 1996, and the balance of amounts necessary to complete the 1996 development work is to be paid by CAP-G during 1996. The Company is the sole source of capital for CAP-G. The Company also expects substantial additional expenditures of approximately $1.0 million or more per year for political risk insurance. KKM will notify the Company of CAP-G's additional capital requirements on an as needed basis.

         In January 1996, the Company received $300,000 in proceeds from two private unsecured loans from two private investors which were applied towards CAP-G acquisition costs. During the period ended May 31, 1996, the two note holders converted their promissory notes into 600,000 shares of the Company's common stock.

         During the period ended May 31, 1996, warrants were exercised for 707,325 shares of the Company's common stock resulting in proceeds to the Company of $273,930. Warrant exercise prices ranged from $0.28 to $0.40 per share.

         The Company completed a private placement of 14,000,000 shares of the Company's common stock for gross proceeds of $7,000,000 during the period ended May 31, 1996. In connection with the private placement, the Company issued a warrant to purchase 1,022,000 shares of the Company's common stock for a nominal amount, to the placement agent and paid $21,849 of the placement agent's expenses. To date, the Company has used the $6,978,151 of net proceeds from the private placement to complete the acquisitions of CAP-G described above, to repay borrowings and to pay a portion of CAP-G's share of the second quarter budget for the Karakuduk Field. The Company estimates that the balance of the net proceeds will be used to make the 1996 payments due Koksal to complete the initial transaction of stock of CAP-G, to pay the Company's remaining portion of the second quarter budget for the Karakuduk Field, for working capital and for other corporate purposes. The Company's present cash and other capital resources will not be sufficient to fund the obligations of CAP-G to pay the Karakuduk Field development expenses incurred by KKM.

         The Company has raised capital to finance a portion of its obligations in connection with the acquisition of its interest in CAP-G and the development of the Karakuduk Field and to satisfy working capital needs in the short term. The Company plans to meet its additional capital needs through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of development will be paid by others to earn an interest in the properties, or sale of a portion of the Company's interest in the Karakuduk Field. The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of the oil and gas business is uncertain due, in part, to instability in oil and gas pricing in recent years. The Company's small size and the early stage of development of the

         Karakuduk Field may also increase the difficulty in raising needed financing. There can be no assurance that debt or equity financing expected to be necessary to continue to fund the Company's operations and obligations will be available to the Company on economically acceptable terms. If sufficient funds cannot be raised to meet the continuing obligations with respect to the Karakuduk Field development, the Company's interest in such property may be adversely affected.

         The Company has no other material commitments for cash outlay and capital expenditures other than for normal operations.


(2)   Results of Operations

  Six Months Ended May 31, 1996 vs. May 31, 1995

         The Company's operations resulted in a net loss of $340,000 in 1996 compared to a net loss of $10,000 during the same period in 1995.

         Revenues from oil and gas sales decreased $55,000 or 40.4% due to lower natural gas prices, certain producing properties being shut-in due to pricing and sale or abandonment of certain producing properties during 1995.

         Cost and expenses increased $208,000 or 110.6%. Production costs decreased $59,000 or 88.1% due to reimbursement of production taxes from certain natural gas producing properties which offset current costs, certain producing properties being shut-in due to pricing and sale or abandonment of certain producing properties during 1995. Depreciation and depletion decreased by 36.1% or $22,000 due to reduced depletion expenses as a result of the write-down of oil and gas properties at fiscal year-end 1995. General and administrative expenses increased $289,000 or 481.7% due to costs related to the operation of the Company's interest in the Karakuduk Field.

         Interest expense increased to $28,000 due to interest paid by the Company on certain promissory notes.

  Three Months Ended May 31, 1996 vs. May 31, 1995

         The Company's operations resulted in a net loss of $258,000 in 1996 compared to a net loss of $1,000 during the same period in 1995.

         Revenues from oil and gas sales decreased $5,000 or 9.6% for the same reasons cited for the six-month period.

         Cost and expenses increased $199,000 or 205.2%. Production costs decreased $20,000 or 74.4%, depreciation and depletion decreased by 25.8% or $8,000 and general and administrative expenses increased $227,000 or 597.4% for the same reasons cited for the six-month period.

         Interest expense increased to $9,000 for the same reasons cited for the six-month period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  July 19, 1995


                                           CHAPARRAL RESOURCES, INC.
                                           A Colorado Corporation

                                           /s/ Paul V. Hoovler
                                           ---------------------------------
                                           Paul V. Hoovler
                                           President

                                           /s/ Matthew R. Hoovler
                                           ---------------------------------
                                           Matthew R. Hoovler
                                           Principal Financial Officer