Form 10-Q
period 1996-08-31
CHAPARRAL RESOURCES INC
filed 1996-10-15
CIK 19252

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 25049

                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1996

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]

As of October 15, 1996, the Registrant had 37,476,517 shares of its $0.10 par value common stock issued and outstanding.




                                                                  Total Pages 12


                                              PART I - SUMMARIZED FINANCIAL INFORMATION

                                                      CHAPARRAL RESOURCES, INC.

                                                Consolidated Statements of Operations

                                                              Unaudited

                                          For the three months ended      For the nine months ended
                                          --------------------------      -------------------------
                                           August 31,      August 31,      August 31,     August 31,
                                             1996            1995            1996           1995
                                             ----            ----            ----           ----

Revenue:
   Oil and gas sales ...............   $     35,000    $     64,000    $    116,000    $    200,000
                                        -----------     -----------     -----------     -----------
                                             35,000          64,000         116,000         200,000
Costs and expenses:
   Production costs ................         17,000          22,000          25,000          89,000
   Depreciation and depletion ......         41,000          24,000          80,000          85,000
   General and administrative ......        339,000          (5,000)        688,000          55,000
                                        -----------     -----------     -----------     -----------
                                            397,000          41,000         793,000         229,000
                                        -----------     -----------     -----------     -----------
Earnings (loss) from operations ....       (362,000)         23,000        (677,000)        (29,000)

Other income (expenses):
   Interest income .................          9,000           1,000          11,000           4,000
   Interest expense ................           --              --           (28,000)           --
   Other, net ......................         21,000           3,000          22,000          42,000
                                        -----------     -----------     -----------     -----------
                                             30,000           4,000           5,000          46,000
                                        -----------     -----------     -----------     -----------
     Net income (loss) .............   $   (332,000)   $     27,000    $   (672,000)   $     17,000
                                        ===========     ===========     ===========     ===========
Earnings (loss) per common share ...   $      (0.01)   $      0.001    $      (0.02)   $      0.001
                                        ===========     ===========     ===========     ===========
Average number of outstanding shares     37,409,850      20,296,692      30,277,448      18,319,817
                                        ===========     ===========     ===========     ===========












See accompanying notes to financial statements

                                                      CHAPARRAL RESOURCES, INC.
                                                     Consolidated Balance Sheets

                                                                    August 31,
                                                                      1996       November 30,
                                                                   (Unaudited)       1995
        ASSETS                                                      ---------        ----
CURRENT ASSETS
   Cash and cash equivalents ................................   $    709,000    $    501,000
   Accounts receivable
     Joint interest participants ............................         11,000          31,000
     Oil and gas purchasers .................................         48,000          46,000
     Notes receivable .......................................         35,000            --
   Prepaid expenses .........................................           --             2,000
                                                                 -----------      ----------
       Total current assets .................................        803,000         580,000
PROPERTY AND EQUIPMENT AT COST
   Oil and gas properties - full cost
     Subject to depletion ...................................     16,235,000      16,149,000
     Not subject to depletion ...............................         90,000          40,000
   Less accumulated depletion and impairment ................    (15,799,000)    (15,722,000)
                                                                 -----------     -----------
                                                                     526,000         467,000
   Furniture and fixtures and equipment .....................        193,000         197,000
   Less accumulated depreciation ............................       (176,000)       (177,000)
                                                                 -----------     -----------
                                                                      17,000          20,000
                                                                 -----------     -----------
                                                                     543,000         487,000
OTHER ASSETS
   Investments in and advances to affiliates ................     13,563,000       4,507,000
   Other ....................................................        671,000          21,000
                                                                 -----------     -----------
                                                                  14,234,000       4,528,000
                                                                 -----------     -----------
                                                                $ 15,580,000    $  5,595,000
                                                                 ===========     ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Purchase commitment ......................................   $    919,000    $       --
   Accounts payable
     Trade ..................................................        781,000         102,000
     Joint interest participants  - revenue .................         39,000          26,000
   Accrued liabilities ......................................         60,000          86,000
                                                                 -----------     -----------
         Total current liabilities ..........................      1,799,000         214,000

LONG-TERM OBLIGATIONS
   Notes Payable ............................................           --           461,000

MINORITY INTEREST ...........................................         50,000            --

STOCKHOLDERS' EQUITY
   Common stock authorized 100,000,000 shares of $.10 par
     value; issued and outstanding, 37,476,517 and
     20,484,192 shares at August 31, 1996 and November
     30, 1995, respectively .................................      3,748,000       2,048,000
   Capital in excess of par value ...........................     20,361,000      12,577,000
   Preferred stock -- authorized, 1,000,000 shares, no shares issued or outstanding at August 31, 1996 or
     November 30, 1995
   Retained earnings (deficit) ..............................    (10,378,000)     (9,705,000)
                                                                 -----------     -----------
   Total stockholders' equity ...............................     13,731,000       4,902,000
                                                                 -----------     -----------
   Total liabilities and stockholders' equity ...............   $ 15,580,000    $  5,595,000
                                                                 ===========     ===========

See accompanying notes to financial statements

                                                      CHAPARRAL RESOURCES, INC.
                                                Consolidated Statements of Cash Flows
                                                              Unaudited

                                                                 For the Nine Months Ended
                                                                  -------------------------
                                                                 August 31,       August 31,
                                                                    1996            1995
                                                                    ----            ----

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities
   Net income (loss) .......................................   $  (672,000)   $    17,000
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and depletion ..........................        80,000         85,000
       Changes in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable .............................        18,000        227,000
           Notes receivable ................................       (35,000)          --
           Prepaid expenses ................................         2,000          2,000
           Other assets ....................................      (650,000)       140,000
           Equipment inventory .............................         3,000          1,000
         Increase (decrease) in:
           Accounts payable ................................     1,611,000       (109,000)
           Accrued liabilities .............................       (26,000)       (65,000)
                                                               -----------    -----------
       Net cash provided from (used in) operating activities       331,000        298,000
Cash flows from investing activities:
   Additions to property and equipment - U.S. ..............        56,000       (225,000)
   Investment in foreign oil and gas properties ............    (3,855,000)    (3,570,000)
   Payments for acquisition, net of cash acquired ..........    (3,195,000)          --
   Change in certificate of deposit ........................          --           20,000
   Proceeds from sale of oil and gas properties ............        19,000           --
   Increase (decrease) in minority interest ................        50,000        (16,000)
   Investment in stocks and bonds ..........................          --           64,000
                                                               -----------    -----------
       Net cash provided from (used in) investing activities    (6,925,000)    (3,727,000)
Cash flows from financing activities:
   Payment of note .........................................      (750,000)          --
   Proceeds from stock acquisition of CAP(D) ...............          --        3,188,000
   Proceeds from sale of stock .............................     7,552,000           --
                                                               -----------    -----------
       Net cash provided from (used in) financing activities     6,802,000      3,188,000
                                                               -----------    -----------
       Net increase (decrease) in cash .....................       208,000       (241,000)
Cash and cash equivalents at beginning of year .............       501,000        318,000
                                                               -----------    -----------
Cash and cash equivalents at end of 3rd quarter ............   $   709,000    $    77,000
                                                               ===========    ===========
Supplemental Cash Flow Information:
   Non-cash financing and investment activities ............   $    28,000           --
     Interest
     Common stock issued
      To retire notes payable - 600,000 shares .............   $   300,000           --
      To purchase 40% interest in affiliate -
      1,585,000 shares .....................................   $ 1,903,000           --
     Purchase commitment ...................................   $   919,000           --

Note: The company recognized a purchase commitment of $919,000 for the initial purchase of a 15% interest in affiliate to be paid between September 11, 1996 and March 11, 1997.

See accompanying notes to financial statements

                            CHAPARRAL RESOURCES, INC.

                   Notes to Consolidated Financial Information

                                    Unaudited

(1)      GENERAL

          Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the Company's Annual Report on Form 10- K for the fiscal year ended November 30, 1995, for notes to the Company's year-end financial statements.

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

(3)      ACQUISITIONS

          The Company completed the purchase of an additional 55% of Central Asian Petroleum Guernsey Limited ("CAP-G") in three separate transactions, the first two of which included the purchase of all of the CAP-G shares owned by a private Turkish company ("Darka") and by an individual CAP-G shareholder ("Koksal"), each of which owned 25% of the CAP-G shares outstanding.

          The Company paid $2,000,000 in cash plus 685,000 shares of the Company's common stock to Darka for all of its CAP-G shares.

          The Company must pay $1,975,000 in cash and issue 900,000 shares of the Company's common stock to Koksal for 60% of Koksal's CAP-G shares (15% of CAP-G), with an option, after completion of the initial purchase, to purchase the remaining 40% of his CAP-G shares (10% of CAP-G) for an additional $1,625,000 and 200,000 shares of the Company's common stock. The Company has paid $1,056,250 and issued 900,000 shares of the Company's common stock. The remaining cash balance of $918,750 for the initial purchase is to be paid between September 11, 1996 and March 11, 1997. The Company has the option to acquire the remaining 40% of Koksal's CAP-G shares (10% of CAP-G) at any time following completion of the initial purchase and prior to December 11, 1997.

          Under the third transaction, the Company acquired the remaining 5% of the outstanding CAP-G shares from a private corporation ("OCSCO") for $250,000.

          With the completion of these transactions the Company's beneficial ownership interest in CAP-G increased to 90% and its beneficial ownership interest in Karakuduk Munay, Inc. ("KKM") and the Karakuduk Oil Field to 45%.

(4)      GOING CONCERN

          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has over 80% of its assets invested in entities that are pursuing the development of the Karakuduk Oil Field, a shut in oil field in the central Asian Republic of Kazakstan, which will require significant additional funding.

          The  Company  has  completed  a private  placement  of  common  stock.
However, the net proceeds from the sale of the shares, together with the Company's current cash reserves and cash flow from operations, will not be sufficient to meet the Company's capital requirements through fiscal 1996. While the Company believes that additional funds will be available from additional financing, there can be no assurance that such will be the case. There is also no assurance that additional financing, if available, can be obtained on terms favorable or affordable to the Company.

          The Company's continued existence as a going concern in its present form is dependent upon the success of future operations, which is, in the near term, dependent on the successful financing and development of the Karakuduk Oil Field, of which there is no assurance.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



(1)      Liquidity and Capital Resources

         The Company's primary source of capital historically has been from oil and gas sales. The Company had negative working capital of approximately $996,000 at August 31, 1996. Total current assets were $803,000 and total current liabilities were $1,799,000. The Company had working capital of $366,000 at November 30, 1995 (working capital ratio of 2.7 to 1).

         Net cash and cash equivalents increased by $208,000 from November 30, 1995 to August 31, 1996, primarily due to funds received from the completion of a private placement of 14,000,000 shares of the Company's common stock for gross proceeds of $7,000,000 in April, 1996.

         The Company completed purchases of an additional 55% of Central Asian Petroleum Guernsey Limited ("CAP-G"). The purchases include the purchase of all of the CAP-G shares owned by Darka Petrol Ticaret
         Limited Sirketi, a private Turkish company ("Darka") in one transaction, the purchase of all of the shares owned by Guntekin Koksal, an individual CAP-G shareholder ("Koksal") in two separate transactions, and the purchase of all of the shares owned by a private corporation in the United States. Darka owned 25%, Koksal owned 25% and the private corporation owned 5%, of CAP-G, respectively. CAP-G has a 50% beneficial ownership interest in Karakuduk Munay, Inc. ("KKM"), the holder of oil and gas properties in Kazakstan.

         The Company paid $175,000 of a $306,250 payment due in September and has a remaining cash balance of $743,750 due to be paid for the initial purchase of 60% of Koksal's shares of CAP-G. The balance of the September payment of $131,250 is to be paid to Koksal on the fifth business day following completion of any interim financing obtained by the Company, if so directed by the Company's Board of Directors, but in any event no later than December 11, 1996. On December 11, 1996, the Company is to pay Koksal the regular installment of $306,250 due and additionally, the payment of $131,250 (if said payment is unpaid as of that date); and $306,250 on or before March 11, 1997.

         The Company's beneficial ownership interest in CAP-G is 90% and its beneficial ownership interest in KKM and the Karakuduk Oil Field is 45%.

         The Company also has an option to acquire the remaining 10% of the outstanding CAP-G shares, all of which are owned by Koksal, for an additional $1,625,000 and 200,000 shares of the Company's common stock at any time following completion of the initial purchase and prior to December 11, 1997. If the Company elects to exercise this option, the Company's ownership in CAP-G will ultimately increase to 100%, thus increasing to 50% the Company's beneficial ownership interest in KKM and the Karakuduk Oil Field.

         The Company does not have significant income producing properties and the Karakuduk Oil Field is substantially undeveloped. The development of the Karakuduk Oil Field, through KKM, will require substantial amounts of additional capital. The terms of the license held by KKM require annual work plans of approximately $10 million in 1996 - 1997, $34 million in 1997 - 1998 and $12 million in 1998 - 1999, which requirements may be waived or modified only by the licensing authority. The Company's subsidiary, CAP-G, must advance all of the amounts necessary to complete the work plan for the Karakuduk Oil Field development. Approximately $2.9 million has been paid through September 1996, and the balance of amounts necessary to complete the 1996 -1997 development work is to be paid by CAP-G. The Company is the sole source of capital for CAP-G. KKM will notify the Company of CAP-G's additional capital requirements on an as needed basis.

         During September the Company received a binding commitment for political risk insurance for the Karakuduk Oil Field project. The commitment to issue the Contract of Insurance will be valid until March 30, 1997. The fee for this commitment is $62,500 for the period from September 30, 1996, through March 30, 1997, payable in two installments of $31,250 each. The Company has paid the first installment. The next installment is due on December 30, 1996. The Company has the option to extend this commitment period through June 29, 1997, by paying an additional $31,250. This commitment period will allow the Company to finalize the Contract of Insurance and guarantees the issuance of political risk insurance for the project.

         The Company completed a private placement of 14,000,000 shares of the Company's common stock for gross proceeds of $7,000,000 in April, 1996. In connection with the private placement, the Company issued a warrant to purchase 1,022,000 shares of the Company's common stock for a nominal amount, to the placement agent and paid approximately $22,000 of the placement agent's expenses. To date, the Company has used the approximately $6,978,000 of net proceeds from the private placement to complete the acquisition of the additional 55% of CAP-G, to repay borrowings, to pay CAP-G's share of the second quarter budget and third quarter budget for the Karakuduk Oil Field, for working capital and for other corporate purposes. Without additional financing, the Company's present cash and other capital resources are not sufficient to fund the obligations of CAP-G to pay the Karakuduk Oil Field development expenses incurred by KKM for the balance of 1996, to make the balance of the payments due Koksal to complete the initial purchase of CAP-G stock from him and to provide working capital for the Company.

         The Company has raised capital to finance a portion of its obligations in connection with the acquisition of its interest in CAP-G and the development of the Karakuduk Oil Field and to satisfy working capital needs in the short term. The Company plans to meet its additional capital needs through debt or equity offerings, encumbering properties, entering into arrangements whereby certain costs of development will be paid by others to earn an interest in the properties, or sale of a portion of the Company's interest in the

         Karakuduk  Oil  Field.   The  present  environment  for  financing  the
         acquisition of oil and gas properties or the ongoing obligations of the oil and gas business is uncertain due, in part, to instability in oil and gas pricing in recent years. The Company's small size and the early stage of development of the Karakuduk Oil Field may also increase the difficulty in raising needed financing. There can be no assurance that debt or equity financing anticipated to be necessary to continue to fund the Company's operations and obligations will be available to the Company on economically acceptable terms, if at all. If sufficient funds cannot be raised to meet the continuing obligations with respect to the Karakuduk Oil Field development, the Company's interest in such property may be lost. Also, if sufficient funds cannot be raised to provide additional working capital, it is likely that the Company will not be able to continue operations.

         The Company has no other material commitments for cash outlay and capital expenditures other than for normal operations.


(2)      Results of Operations

         Nine Months Ended August 31, 1996 vs. August 31, 1995

         The Company's operations resulted in a net loss of $672,000 for the nine months ended August 31, 1996, compared to net income of $17,000 during the same period in 1995.

         Revenues from oil and gas sales decreased $84,000 or 42% due to lower natural gas prices, certain producing properties being shut-in due to pricing and sale or abandonment of certain producing properties during 1995.

         Costs and expenses increased $564,000 or 246.3%. Production costs decreased $64,000 or 71.9% due to reimbursement of production taxes from certain natural gas producing properties which offset current costs, certain producing properties being shut-in due to pricing and sale or abandonment of certain producing properties during 1995. Depreciation and depletion expenses were essentially unchanged. General and administrative expenses increased $633,000 or 1,150.9% due to costs related to the operation of the Company's interest in the Karakuduk Oil Field project in Kazakstan.

         Interest expense increased to $28,000 due to interest paid by the Company on certain promissory notes.


         Three Months Ended August 31, 1996 vs. August 31, 1995

         The Company's operations resulted in a net loss of $332,000 for the three months ended August 31, 1996, compared to net income of $27,000 during the same period in 1995.

         Revenues from oil and gas sales decreased $29,000 or 45.3% for the same reasons cited for the nine month period.

         Costs and expenses increased $356,000 or 868.3%. Production costs decreased $5,000 or 22.7% and general and administrative expenses increased $344,000 or 6,780% for the same reasons cited for the nine month period. Depreciation and depletion expenses increased $17,000 or 70.8% during the three month period. The increase in depreciation and depletion expenses is primarily due to actual production volumes being used to calculate the depletion expense for the current period versus estimated production volumes being used in the prior period.


                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders was held on Wednesday, July 17, 1996.

         (c) One shareholder proposal was presented at the meeting. The vote of the shareholders was as follows:

                  Shareholder proposal to amend Article FOURTH of the Company's Restated Articles of Incorporation + Amendments to increase the number of shares of the $0.10 par value common stock the Company is authorized to issue from 50,000,000 shares to 100,000,000 shares, and correct a typographical error therein.

                           For                30,629,329 shares
                           Against               388,640 shares
                           Abstain                66,046 shares
                           Not Voted             312,001 shares

                  The proposal was approved.


Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  Exhibit A: Articles of Amendment to the Restated Articles of Incorporation + Amendments of Chaparral Resources, Inc.

         (b) During the quarter for which this report is filed, the Company filed a Current Report on Form 8-K dated July 23, 1996 reporting:

                  Item 4.  Changes in Registrant's Certifying Accountants

                  On July 23, 1996, the Company requested and received the resignation of Grant Thornton LLP as the Company's principal independent accountants.

                  Item 7.  Financial Statements and Exhibits

                           (a)  Financial Statements--Not Applicable.

                           (b)  Exhibits.

                                (16)  Letter of Change in Certifying Accountant.

         (c) During the quarter for which this report is filed, the Company filed a Current Report on Form 8-K/A dated July 3, 1996. The Report on Form 8-K/A amends Item 7 of the Company's Current Report on Form 8-K dated April 1, 1996 so that Item 7 reads as follows:

                  Item 7. Financial Statements and Exhibits.

                          (a)(1) Financial statements of Central Asian Petroleum
                                 Guernsey Limited.
                          (a)(2) Financial  statements  of Karakuduk Munay Joint
                                 Venture.

                          (b) Pro forma financial statements of Chaparral Resources, Inc. and Subsidiary.

                          (c)    Exhibits.

                                 Exhibit  10.1 --  Chaparral  Resources, Inc.
                                                   Warrant Certificates for
                                                   1,022,000 shares of common
                                                   stock.

         (d) During the quarter for which this report is filed, the Company filed a Current Report on Form 8-K/A dated July 3, 1996. The Report on Form 8-K/A amends Item 7 of the Company's Current Report on Form 8-K dated March 8, 1996 so that Item 7 reads as follows.

                  Item 7. Financial Statements and Exhibits.

                          (a)(1) Financial statements of Central Asian Petroleum
                                 Guernsey Limited.
                          (a)(2) Financial  statements  of Karakuduk Munay Joint
                                 Venture.

                          (b) Pro forma financial statements of Chaparral Resources, Inc. and Subsidiary.

                          (c)    Exhibits.

                                 (10.1) Purchase Agreement, dated effective January 12, 1996, between the Company and Guntekin Koksal, incorporated by reference to
                                 Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

                                 (10.2) Letter Agreement, dated January 3, 1996, between the Company and certain stockholders of Darka Petrol Ticaret Ltd. Sti., together with Exhibits A--E, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

                                 (10.3) Amendment, effective March 4, 1996, to the Letter Agreement dated January 3, 1996, incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  October 15, 1995

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