Form 10-K
period 1997-02-28
CHAPARRAL RESOURCES INC
filed 1997-04-15
CIK 19252

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                 .
                               ----------------    ----------------
Commission file number: 0-7261

                            CHAPARRAL RESOURCES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                      84-0630863
 ------------------------------                  ------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                           Number)

                        3400 Bissonnet Street, Suite 135
                              Houston, Texas 77005
                   --------------------------------------
                  (Address of principal executive offices)


Registrant's telephone number, including area code: (713) 669-0932

Securities registered pursuant to Section 12(g) of the Act:

                          $0.10 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

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

             [ ]

     As of April 7, 1997, the aggregate market value of the Registrant's voting stock held by nonaffiliates was approximately $24,427,197.

     As of April 7, 1997, Registrant had 37,526,517 shares of its $0.10 par value common stock issued and outstanding.

                                                                Total Pages ___
                                                              Exhibit Index ___

                                     PART I

ITEM 1.   BUSINESS

     Chaparral Resources, Inc. ("Company"), which was incorporated under the laws of the state of Colorado in 1972, is an independent oil and gas exploration and production company that was based in Denver, Colorado, until March 1, 1997, when the Company moved its headquarters to Houston, Texas.

     Until 1994, the Company's oil and gas activities were concentrated solely in the United States. During early 1994, the management of the Company made a strategic decision to pursue international oil and gas projects, with initial emphasis on the Commonwealth of Independent States (the former Soviet Union) and, in early 1997, the Company divested itself of all of its remaining oil and gas properties in the United States.

Karakuduk Project

     The Company currently owns 90% of the outstanding common stock of Central Asian Petroleum Guernsey Limited ("CAP-G") which has a 50% interest in Karakuduk-Munay, Inc. ("KKM"), which holds 100% of the right to develop the Karakuduk Oil Field Project in Kazakstan ("Karakuduk Field" or "Karakuduk Project").

     The Company acquired 45% of the outstanding stock of CAP-G prior to December 1, 1995. In January and February 1996, the Company entered into agreements to acquire, for a total of $5,850,000 cash and 1,785,000 shares of the Company's restricted common stock, up to an additional 55% of the outstanding stock of CAP-G. The Company consummated the purchase of 25% of the outstanding stock of CAP-G in April 1996 by paying $2,000,000 in cash and issuing 685,000 shares of the Company's common stock. The Company acquired an additional 5% of the outstanding stock of CAP-G in April 1996 for $250,000 cash.

     To acquire an additional 15% of the outstanding common stock of CAP-G, the Company agreed to pay $1,975,000 in cash and issue 900,000 shares of the Company's common stock. This purchase was consummated on March 11, 1996, when the Company paid $750,000 in cash and issued 900,000 shares of the Company's common stock. The remaining cash balance of $1,225,000 for the purchase was to be paid in four quarterly equal payments of $306,250 between June 11, 1996 and March 11, 1997. The first payment of $306,250 was paid in June 1996 and an additional $175,000 was paid in September 1996. The agreement was subsequently revised so that the Company paid $200,000 in December 1996. The Company was to pay $543,750 on or before March 11, 1997. The Company is currently negotiating to obtain an extension of the due date of the remaining payment. In addition, the Company has an option to purchase the remaining 10% of the outstanding common stock of CAP-G for an additional $1,625,000 and 200,000 shares of the Company's common stock at any time following completion of the initial purchase and prior to December 11, 1997.

Uzbekistan Project

     The Company has been negotiating an agreement pursuant to which the Company would acquire 100% of the issued and outstanding capital stock of MD International Petroleum, Inc. ("MDI"), a private company of which the shareholders include two directors of the Company (Messrs. Dilling and McGee). At the time of the acquisition, the only asset that MDI would have would be a 5% interest in a joint venture that Enron Oil & Gas Uzbekistan Ltd. is attempting to negotiate for the development of natural gas fields in Uzbekistan. It is currently contemplated that, if the agreement is consummated, the Company would issue MDI's shareholders an as of yet undetermined number of shares of the Company's restricted common stock in exchange for their MDI shares. Of these shares, the Company anticipates that a percentage of the shares would be issued at closing and the balance upon the occurrence of certain events. On January 8, 1997, the Company agreed to issue 180,000 shares of the Company's common stock to Enron Oil & Gas Uzbekistan, Ltd. ("EOGU") to obtain an option to acquire MDI. The Company also granted EOGU registration rights with respect to the 180,000 shares. In the interim, the principal shareholders of MDI, including Messrs. Dilling and McGee, have agreed that if the Company does not acquire MDI within a specified time period, the principal shareholders will transfer 180,000 shares of the Company's common stock owned by them to the Company to replace the 180,000 shares issued by the Company to EOGU. Such principal shareholders also agreed to place the 180,000 shares in escrow to ensure compliance with their obligation. There are no assurances that the Company will be able to consummate the agreement to acquire the shares of MDI or that EOGU will be able to consummate a joint venture or other arrangement for the development of the natural gas fields in Uzbekistan.

Venezuela Project

     In January, 1997 the Company was pre-qualified by PDVSA, the Venezuelan state oil company, to submit a bid with others on certain oil fields. It is contemplated that the Company will be part of a consortium of oil and gas companies that will place a bid or bids to acquire one or more of the 21 oil fields that have been put up for auction. The auction is expected to be highly competitive and is expected to be completed by the summer of 1997. There are no assurances that the Company will be successful in joining a consortium to bid on the oil fields or that any such consortium will be a successful bidder.

     Risks of Foreign Operations. As a result of the Company's interest in KKM and the Karakuduk Field, the Company will be subject to certain risks inherent in the ownership and development of foreign properties, including without limitation, cancellation or renegotiation of contracts, royalty increases, tax increases, retroactive tax claims, expropriation, adverse changes in currency values, foreign exchange controls, import and export regulations, environmental controls, and other laws and regulations which may adversely affect the Company's interest in the Karakuduk Field. The Company's operations and agreements will also be governed by foreign laws. In the event of a dispute, the Company may be subject to arbitration in a foreign country or the jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. In addition, the Company might be hindered or prevented from enforcing its rights with respect to a government instrumentality because of the doctrine of sovereign immunity.

     Although certain members of management of the Company have had prior experience operating in foreign countries, the Company has no prior experience operating in any foreign country, including the Republic of Kazakstan, and may encounter unexpected difficulties in conducting foreign operations. Although the recent and continuing political, social and economic upheavals in Kazakstan have created opportunities for foreign investment, substantial uncertainty exists about the stability of the central Kazakstan government, the status of Kazakstan law and the autonomy of the parties involved with the Company in Kazakstan.

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

     The Investment Committee of OPIC approved the Company's Karakuduk operations for political risk insurance coverage by OPIC on December 19, 1995. The Company has received an executed Letter of Commitment on September 25, 1996, from OPIC binding issuance of Political Risk Insurance for the Karakuduk project. Currently, the Company has a standby facility for which it has made three previous payments of $31,250 and has a fourth payment of $31,250 due on June 30, 1997. In July 1997, the Company expects to receive the actual contract offered to the Company by OPIC.

     Under the terms of OPIC's Expropriation and Interference With Operations insurance coverage, the Company must be able to transfer to OPIC the shares of beneficial interests related to the insured investment, free and clear of all encumbrances. There are certain restrictions on the transfer of shares and assignment of the Company's beneficial interests in KKM. At such time as the Company obtains coverage, the Company will seek a waiver of the transfer restrictions from the shareholders of KKM. The Company does not anticipate problems in obtaining the waiver.

     On February 1, 1997, the Company was informed that a Kazakstan Presidential Edict had been issued announcing the liquidation of Munaygaz, the government-owned company which holds a 20% interest in KKM. As a result of this action, KKM was unable to complete its re-registration as required by Kazakstan regulations, resulting in the risk that applicable judicial bodies could initiate legal proceedings to declare KKM invalid. On March 4, 1997, another Kazakstan Presidential Edict was issued announcing the formation of "Kazakoil," the Kazakstan National Petroleum Company, which will take over the interests of the government of Kazakstan in all hydrocarbon ventures. Kazakoil will be assigned the shares of KKM held by Munaygaz within the next few weeks. At that time, the shareholders of KKM will be complete and KKM can commence the re-registration process, thus avoiding the risk that applicable judicial bodies could initiate legal proceedings to declare KKM invalid. Management of the Company has assurances from the appropriate authorities that such action would not be taken.

Markets

     In fiscal 1996, the only customer having purchases which accounted for 10% or more of the Company's revenue was Conoco Inc. which accounted for 32% of the Company's revenue. In early 1997, the Company divested itself of all of its remaining oil and gas properties in the United States.

     The Company's business is not seasonal, except that severe weather conditions could limit the Company's exploration and drilling activities. However, severe cold weather increases the demand for oil and natural gas which are used for heating purposes.

     There is substantial uncertainty as to the prices at which any oil reserves produced by the Company from the Karakuduk Field could be sold. It is possible that, under the market conditions prevailing in the future, the production and sale of oil from the Karakuduk Field may not be commercially feasible. The availability of ready markets and the price obtained for oil produced depends upon numerous factors beyond the control of the Company. The current market for oil is characterized by instability which has caused dramatic declines as well as increases in world oil prices in recent years and there can be no assurance of any price stability. See also "Item 2. Properties--The Karakuduk Field."

Competition

     Foreign oil and gas exploration and the acquisition of producing and undeveloped properties is a highly competitive and speculative business. In seeking suitable opportunities, the Company competes in all areas of the oil and gas industry with a number of other companies, including large multi-national oil and gas companies and other independent operators with greater financial resources and, in some cases, with more experience than the Company. The Company does not hold a significant competitive position in the oil and gas industry.

Regulation

     General. The Company's operations may be subject to regulation by governments or other regulatory bodies governing the area in which the Company's overseas operations are located. Regulations govern such things as drilling permits, production rates, and environmental protection and pollution control, royalty rates and taxation rates among others. These regulations may substantially increase the costs of doing business and sometimes may prevent or delay the starting or continuing of any given exploration or development project. Moreover, regulations are subject to future changes by legislative and administrative action and by judicial decisions which may adversely affect the petroleum industry in general and the Company in particular. At the present time, it is impossible to predict the effect any current or future proposals or changes in existing laws or regulations will have on the Company's operations. Subject to the matter described in the next paragraph, the Company believes that it complies with all applicable legislation and regulations in all material respects.

     On February 1, 1997, the Company was informed that a Kazakstan Presidential Edict had been issued announcing the liquidation of Munaygaz, the government-owned company which holds a 20% interest in KKM. As a result of this action, KKM was unable to complete its re-registration as required by Kazakstan regulations, resulting in the risk that applicable judicial bodies could initiate legal proceedings to declare KKM invalid. On March 4, 1997, another Kazakstan Presidential Edict was issued announcing the formation of "Kazakoil," the Kazakstan National Petroleum Company, which will take over the interests of the government of Kazakstan in all hydrocarbon ventures. Kazakoil will be assigned the shares of KKM held by Munaygaz within the next few weeks. At that time, the shareholders of KKM will be complete and KKM can commence the re-registration process, thus avoiding the risk that applicable judicial bodies could initiate legal proceedings to declare KKM invalid. Management of the Company has written assurances from the appropriate authorities that such action would not be taken.

     Environmental. The Company does not believe that its business operations presently impair environmental quality. However, compliance with foreign laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the Company, the extent of which the Company is unable to assess. Since inception the Company has not made any material capital expenditures for environmental control facilities and has no plans to do so.

Employees

     The Company operates through its officers, directors and consultants. Such persons are not yet employees of the Company but certain of such officers, directors and consultants may become employees of the Company in the near future. The Company employs one person on a full-time basis in Kazakstan. The Company also has four part-time employees.

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

     On February 1, 1997, the Company was informed that a Kazakstan Presidential Edict had been issued announcing the liquidation of Munaygaz, the government-owned company which holds a 20% interest in KKM. As a result of this action, KKM was unable to complete its re-registration as required by Kazakstan regulations, resulting in the risk that applicable judicial bodies could initiate legal proceedings to declare KKM invalid. On March 4, 1997, another Kazakstan Presidential Edict was issued announcing the formation of "Kazakoil," the Kazakstan National Petroleum Company, which will take over the interests of the government of Kazakstan in all hydrocarbon ventures. Kazakoil will be assigned the shares of KKM held by Munaygaz within the next few weeks. At that time, the shareholders of KKM will be complete and KKM can commence the re-registration process, thus avoiding the risk that applicable judicial bodies could initiate legal proceedings to declare KKM invalid. Management of the Company has assurances from the appropriate authorities that such action would not be taken.

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

     The Karakuduk structure is an asymmetrical anticline located on the Aristan Uplift in the North Ustyurt Basin. Oil was discovered on the structure in 1972, when Kazakstan was a republic of the former Soviet Union, from Jurassic age sediments between 8,500 and 10,000 feet. Twenty-two exploratory and development wells were drilled to delineate the field, however, none of the wells was ever placed on production. The productive area of the Karakuduk Field is 11,300 acres, with a minimum of seven separate productive horizons present in the Jurassic formation. Oil has been recovered in tests from all seven horizons within the Jurassic formation with flow rates ranging from 3 to 966 barrels per day. The Company estimates that the drilling of approximately 90 additional oil wells and 26 water injection wells may be required to fully develop the field. Peak oil production from the field is expected to occur within seven years after start-up, although time or amount of development or production cannot presently be assured.

     In January 1995, Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an internationally recognized petroleum engineering group retained by the Company, has stated that in its opinion, after review, a reserve report commissioned by the Company which estimated that the Karakuduk Field has estimated recoverable oil of 74 million barrels which could be considered proved undeveloped, is reasonable. However, neither the Ryder Scott opinion or the reserve report considered the potential adverse impact of marketability on price of any oil which might be produced due to the remote location of the field or potential political instability and, therefore, none of the reserves can presently be considered proven. The production and marketing of the oil reserves will be subject to a number of political, economic and other risks. See "--Markets and --Competition."

     The Karakuduk Field is approximately 18 miles north of the Mukat-Mangishlak railroad, the Mangishlak-Astraghan water pipeline, the Beyneu-Uzen high voltage utility lines, and the Uzen-Atrau-Samara oil and gas pipelines. KKM has the right of priority to use the existing oil and gas pipeline facilities to transport produced oil from the Karakuduk Field to the Baltic Sea ports of Kaliningrad and Ventspils and/or the Black Sea port of Novorsiysk, thus offering a potential world market for the produced crude oil. This priority use of existing facilities is granted within the guarantee issued by the Ministry of Oil and Gas Industry of the Republic of Kazakstan. The planned development program for the Karakuduk Field will include a secondary recovery operation that the Company believes could result in additional recoverable reserves.

     The ability of the Company to realize the carrying value of its assets is dependent on being able to extract and transport hydrocarbons and finding appropriate markets for their sale. Currently, exports from the Republic of Kazakstan are restricted since they are dependent on limited transport routes and, in particular, access to the Russian pipeline system. Access to such routes is currently restricted. Domestic markets in the Republic of Kazakstan currently do not permit world market price to be obtained. Management believes, however, that over the life of the project, transportation restrictions will be alleviated and prices will be achievable for hydrocarbons extracted to allow full recovery of the carrying value of its assets.

     Because of uncertainties surrounding the Karakuduk Project, no proved reserves have been attributed to the field. The Karakuduk Project will require significant development costs for which the financing is not complete. There can be no assurance that the project will be adequately financed or that the field will be successfully developed. The license requires minimum work plans of approximately $10 million by August 31, 1997, of approximately $35 million by August 31, 1998 and of approximately $12 million by August 31, 1999. The agreement provides KKM with the right to defer the minimum work program under certain conditions. As part of the minimum work plan requirement, the Company has loaned CAP-G more than $4 million to fund KKM's current operations. KKM's 1997 budget, which has not been approved, would entail a minimum expenditure of $6 million through August 31, 1997. Subject to the receipt of additional financing by the Company, this requirement will be funded by the Company through loans by its subsidiary CAP-G to KKM.

     The Karakuduk Field will be developed in phases. Phase I, expected to require at least one year, began during 1996. Phase I expenditures are to include the recompletion of four existing wells. Also, subject to the receipt of additional financing by the Company, a new development well will be drilled in the Karakuduk Field during 1997.

     Total costs, including engineering design, well recompletions, drilling and completion costs, storage tanks and facilities, oil transport trucks, roads, camp facilities, communication facilities, field transportation, office overhead and personnel costs, for Phase I are estimated to be $8 million.

     Unless and until the Company exercises its option to acquire the remaining 10% of the outstanding common stock of CAP-G, the Company will be responsible for providing 90% of the funding necessary for the completion of Phase I of the development of the Karakuduk Field. If the Company exercises the option, the Company will be responsible for providing 100% of the funding.

     The Company anticipates that produced crude oil from Phase I development would be sold beginning within five to six months after start-up of this phase. The produced oil will be transported by pipeline from the field to a storage terminal to be built at Railroad Station #6 or to a railroad boarding facility at the same location or to both approximately 18 miles from the Karakuduk Field. The oil will be transported by railroad or via the Uzen-Atrau- Samara pipeline to the Black Sea ports described above for sale to either domestic or international consumers.

     The Company has established oil production at a rate of approximately 400 barrels of oil per day from the first well to be re-entered in the Karakuduk Oil Field. The well is one of 22 wells drilled between 1972 and 1992 to delineate the Karakuduk Oil Field. None of such wells were then placed on production. Production now has been established from one of six zones in the first well to be reentered and the remaining five zones will be tested at a later date, when additional oil storage and upgraded workover equipment have been provided. The well is now shut in and operations have been suspended because of winter conditions and lack of ability to market the test oil. It is currently planned that recommencement of work-over operations and infrastructure construction will begin in May, 1997.

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

     While a majority of the permits and licenses required to develop the Karakuduk Field are in place, there is no assurance that all of them will be obtained. Also, because of uncertainties surrounding the project, no proved reserves have been attributed to the field. The project will require significant development costs for which the financing is not in place. There can be no assurance that the project will be financed or that the Karakuduk Field will be successfully developed. Further, the Company will face all of the risks inherent in attempting to develop an oil and gas property in a foreign country.

     See  also  Item  7--Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

     In the first quarter of calendar 1997, the Company disposed of all of its remaining interests in oil and gas properties in the United States. Accordingly, the following is provided for information purposes even though it relates solely to those properties.

     Reserves. As detailed in "Disclosures About Oil and Gas Producing Activities" following the Notes to Consolidated Financial Statements in this Annual Report on From 10- K, estimated quantities of the Company's proved oil reserves decreased 100% for the fiscal year ended November 30, 1996, as compared to the previous fiscal year and natural gas reserves decreased 100%. Reserves decreased due to production during the year, the sale of all producing properties and the abandonment of certain properties which produced at uneconomic rates. The present value of the Company's proved reserves decreased 100% as of November 30, 1996, as compared to the end of the previous fiscal year, due to lower natural gas prices, production, the sale of proved reserves and abandonment of proved reserves.

     In January 1995, Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an internationally recognized petroleum engineering group retained by the Company, has stated that in its opinion, after review, a reserve report commissioned by the Company which estimated that the Karakuduk Field has estimated recoverable oil of 74 million barrels which could be considered proved undeveloped, is reasonable. However, neither the Ryder Scott opinion or the reserve report considered the potential adverse impact of marketability on price of any oil which might be produced due to the remote location of the field or potential political instability and, therefore, none of the reserves can presently be considered proven. The production and marketing of the oil reserves will be subject to a number of political, economic and other risks. See "--Markets and --Competition."

     Net Quantities of Oil and Gas Produced. The Company's net oil and gas production for each of the last three years (all of which was from properties located in the United States) was as follows:

                                    Year Ended November 30,
                              --------------------------------
                               1996          1995         1994
                               ----          ----         ----

     Oil (Bbls) ...........    1,737        8,224        11,286

     Gas (Mcf)  ...........   96,906      132,924       159,041

     The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization were as follows:

                                      Average                  Average                    Average
          Year Ended                Sales Price              Sales Price                 Production
         November 30                Oil (Bbls)                Gas (Mcf)                 Cost Per BOE
         -----------               ------------              -----------                ------------

             1996 ...............      17.53                    1.17                        2.07

             1995 ...............      14.27                    1.02                        3.78

             1994 ...............      12.75                    1.44                        6.06

     The above table represents activities related only to oil and gas production.

     Productive Wells and Acreage. As of November 30, 1996, the Company had interests in 65 gross productive oil wells (1.73 net oil wells) and 62 gross productive gas wells (4.61 net gas wells). There are no multiple completion wells. Production was from 45,775 gross (2,793) developed acres.

     Undeveloped Acreage. The Company on November 30, 1996, held interests in 2,500 gross (690 net) undeveloped oil and gas leases, all located within the State of Wyoming.

     Drilling Activity. During the last three fiscal years ended November 30, 1996, the Company participated in the drilling of the following productive exploratory and development wells in the United States. This table does not include any wells in which the Company had a carried or overriding royalty interest, nor any wells that were recompleted.

     Fiscal Year                              Exploratory Wells                         Development Wells
        Ended                        -----------------------------------      ---------------------------------
     November 30,                       Productive              Dry             Productive            Dry
     ------------                    ---------------      --------------      --------------      -------------
                                     Gross       Net      Gross      Net      Gross      Net      Gross      Net
                                     -----       ---      -----      ---      -----      ---      -----      ---
     1996 .....................         0         0         0         0         0         0         0         0
     1995 .....................         0         0         0         0         0         0         0         0
     1994 .....................         1       .11         0         0         5       .81         1       .15

     Present Activities. As of April 7, 1997, the Company was not participating in the drilling of any oil or natural gas wells.

     Offices. The Company's offices comprise 1,746 square feet and are rented for $1,920 per month, under a lease which expires in November 1997.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not involved in any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the Company's fiscal quarter ended November 30, 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's $0.10 par value common stock is listed on the Nasdaq Small-Cap Market under the symbol CHAR.

     At March 7, 1997, the Company had approximately 2,061 shareholders of record of its $0.10 par value common stock. No dividends have been paid on the Company's common stock and there are no plans to pay dividends in the foreseeable future.

     The following table shows the range of high and low "real-time" trade prices for each quarter during the Company's last two fiscal years ended November 30, 1996, as reported by the National Association of Securities Dealers, Inc.

                                                              Price Range
     Trading Range                                        -------------------
     Fiscal Quarter Ended                                 High            Low
     --------------------                                 ----            ---

     February 28, 1995................................    23/32           5/8
     May 31, 1995.....................................      7/8         21/32
     August 31, 1995..................................    11/16         15/32
     November 30, 1995................................        1           1/2
     February 29, 1996................................  1 11/32         11/16
     May 31, 1996.....................................  1 11/32        1 1/32
     August 31, 1995..................................    1 3/4        1 1/16
     November 30, 1996................................  1 15/32         29/32

     The following is information as to all securities of the Company sold by the Company during the fiscal year ended November 30, 1996, which were not registered under the Securities Act of 1933, as amended ("Securities Act").

     Between September 13, 1994 and June 1, 1996, the Company issued 1,448,325 shares of its Common Stock to 37 persons which exercised stock purchase warrants issued by the Company in a private offering completed on May 31, 1993. The exercise price of the warrants was $0.40 per share, paid at the time of exercise. The certificates evidencing the shares issued bear appropriate restrictive legends under the Securities Act and stop transfer instructions have been placed with the Company's stock transfer agent. No underwriter was involved in the transaction. The Company issued the shares in reliance upon exemptions from registration under Section 4(2) of the Securities Act and Regulation D thereunder. All of such persons had available to them material information concerning the Company. A Form D was filed in connection with the issuances.

     Between March 8, 1996 and April 5, 1996, Company issued 14,000,000 shares of its Common Stock to 32 persons in a private placement. The purchase price for the shares was $0.50 per share. Allen & Company Incorporated served as placement agent in the private offering and received the compensation described below. The Company issued the shares in reliance upon exemptions from registration provided by Regulation D and Section 4(2) of the Securities Act. All of such persons had available to them material information concerning the Company. A Form D was filed in connection with the issuances. All purchasers represented that they were accredited investors as defined in Regulation D, and that the shares were being acquired for the investors' own account and not with a view to distribution. The certificates evidencing the shares issued bear appropriate restrictive legends under the Securities Act and stop transfer instructions have been placed with the Company's stock transfer agent.

     On April 5, 1996, Company issued 600,000 shares of its Common Stock to two persons upon conversion of two outstanding unsecured promissory notes of the Company in the total principal amount of $300,000. Allen & Company Incorporated assisted the Company in connection with the conversion and received the compensation described below. The Company relied upon exemptions from registration under Section 4(2) of the Securities Act. All of such persons had available to them material information concerning the Company. Each of the persons represented that such person acquired the shares for the person's account and not with a view to distribution and that the investor is an accredited investor. The certificates evidencing the shares issued bear appropriate restrictive legends under the Securities Act and stop transfer instructions have been placed with the Company's stock transfer agent.

     On March 4, 1996, the Company issued 625,000 shares and on March 21, 1996, the Company issued an additional 60,000 shares to four persons in consideration for 25% of the outstanding shares of CAP-G owned by Darka Petrol Ticaret Ltd. Sti. ("DARKA"), controlled by the persons. The Company issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The persons represented to the Company that they acquired the shares for their own accounts and not with a view to distribution. Such persons had available to them material information concerning the Company. The certificates evidencing the shares issued bear appropriate restrictive legends under the Securities Act and stop transfer instructions have been placed with the Company's stock transfer agent. No underwriter was involved in the transaction.

     On March 6, 1996, the Company issued 900,000 shares to two persons in consideration for the acquisition by the Company of 15% of the outstanding shares of CAP-G owned by the persons. The Company issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The persons represented to the Company that they acquired the shares for their own accounts and not with a view to distribution. Such persons had available to them all material information concerning the Company. The certificates evidencing the shares issued bear appropriate restrictive legends under the Securities Act and stop transfer instructions have been placed with the Company's stock transfer agent. No underwriter was involved in the transaction.

     Effective April 8, 1996, the Company issued stock purchase warrants entitling the holder to purchase 1,022,000 shares of the Company's Common Stock for $10.00 consideration to Allen & Company Incorporated, the placement agent in the Company's 1996 private placement described above and as compensation for assistance by the placement agent in the conversion of $300,000 of the Company's outstanding promissory note described above. The Company issued the warrants in reliance upon the exemption from registration under Section 4(2) of the Securities Act. Allen & Company Incorporated represented to the Company that it acquired the warrants for its own account and not with a view to distribution.

Such person had available to it all material information concerning the Company. The certificate evidencing the warrants bears an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

     Between December 1995 and January 1996, the Company issued stock purchase warrants entitling the holders to purchase up to 780,000 shares of the Company's Common Stock at an exercise price of $0.25 per share to one individual, one pension plan, Brae Group, Inc., and Allen & Company, Incorporated in consideration for the making of loans to the Company by the individual, the plan and Brae Group, Inc. and Allen & Company totaling $1,050,000 in November and December 1995. The Company issued the warrants in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The persons represented to the Company that they acquired the warrants for their own accounts and not with a view to distribution. Such persons had available to them all material information concerning the Company. The certificates evidencing the warrants bears an appropriate restrictive legend under the Securities Act.

     In November and December, 1996, the Company borrowed $1,850,000 for interim financing pursuant to unsecured convertible promissory notes that bear interest at 8% per annum, which is payable monthly, and that are due and payable on or before May 29, 1998. The promissory notes are convertible into the Company's common stock at the lower of $0.75 per share or 75% of the market price of the common stock on the date of the conversion if the market price is less than $1.00 per share on such date. The proceeds from the first of such loans was received on November 22, 1996.

     In connection with such borrowings, the Company issued the lenders stock purchase warrants that terminate on November 30, 1999, to purchase a total of 462,500 shares of the Company's common stock at $0.25 per share. The Company further agreed that the Company would issue the lenders warrants to purchase an additional 185,000 shares of the Company's common stock if the promissory notes are not paid or converted by May 29, 1997, and warrants to purchase an additional 370,000 shares of the Company's common stock if the promissory notes are not paid or converted by November 30, 1997. Such warrants would be exercisable for a period of three years at $0.25 per share. The Company issued the notes and warrants in reliance upon the exemption from registration under
Section 4(2) of the Securities Act. The persons represented to the Company that they acquired the notes and warrants for their own accounts and not with a view to distribution. Such persons had available to them all material information concerning the Company. The certificates evidencing the notes and warrants bear an appropriate restrictive legend under the Securities Act.

ITEM 6.                 SELECTED FINANCIAL DATA

     The following is selected consolidated financial information concerning the Company. This information should be read in conjunction with the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

                                                                             November 30,
                                                   ---------------------------------------------------------------
                                                         1996             1995             1994             1993             1992
                                                         ----             ----             ----             ----             ----
Oil and gas sales .............................    $    147,000     $    255,000     $    374,000     $    414,000     $    492,000
Total revenues* ...............................         147,000          255,000          374,000          414,000          492,000
Noncash write-down of oil
  and gas properties ..........................           ---            619,000          416,000          230,000            ---
Loss before extraordinary item ................      (2,179,000)           ---              ---              ---              ---
Net loss per share before extraordinary
  item ........................................           (0.07)           ---              ---              ---              ---
Net (loss) ....................................      (2,416,000)        (704,000)        (474,000)        (123,000)        (121,000)
Net (loss) per common share ...................           (0.08)           (0.04)           (0.02)           (0.01)           (0.01)
Working capital ...............................          52,000          366,000          497,000          709,000          357,000
Total assets ..................................      14,760,000        5,595,000        2,388,000        2,597,000        2,292,000
Long-term obligations .........................       1,106,000          461,000             --            115,000          135,000
Stockholders' equity ..........................      12,114,000        4,920,000        2,035,000        2,167,000        1,880,000
Present value of proved reserves ..............           -0-**          427,000        1,084,000        1,360,000        1,429,000
Proved oil reserves (bbls) ....................           -0-**           66,185          111,690          141,748          105,973
Proved gas reserves (mcf) .....................           -0-**        3,062,417        3,294,730        2,305,142        1,485,556

-------------------

     *Certain   reclassifications   have  been  made  to  conform  prior  years'
information with the current year presentation.

     **Reflects the divestiture by the Company of all of its remaining oil and gas properties in the United States in early 1997.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Until 1996, the Company's primary source of capital historically had been from oil and gas sales. The Company had working capital of approximately $52,000 at November 30, 1996. Total current assets were $1,207,000 and total current liabilities were $1,155,000 for a working capital ratio of approximately 1.05 to 1.

     Net cash and cash equivalents increased by $299,000 from November 30, 1995 to November 30, 1996, primarily due to funds received from the completion of a private placement of 14,000,000 shares of the Company's common stock for gross proceeds of $7,000,000 in April, 1996.

     The Company currently owns 90% of the outstanding common stock of Central Asian Petroleum Guernsey Limited ("CAP-G") which has a 50% interest in Karakuduk-Munay, Inc. ("KKM"), which holds 100% of the right to develop the Karakuduk Field.

     The Company acquired 45% of the outstanding stock of CAP-G prior to December 1, 1995. In January and February 1996, the Company entered into agreements to acquire, for a total of $5,850,000 cash and 1,785,000 shares of the Company's restricted common stock, up to an additional 55% of the outstanding stock of CAP-G. The Company consummated the purchase of 25% of the outstanding stock of CAP-G in April 1996 by paying $2,000,000 in cash and issuing 685,000 shares of the Company's common stock. The Company acquired an additional 5% of the outstanding stock of CAP-G in April 1996 for $250,000 cash.

     To acquire an additional 15% of the outstanding common stock of CAP-G, the Company agreed to pay $1,975,000 in cash and issue 900,000 shares of the Company's common stock. This purchase was consummated on March 11, 1996, when the Company paid $750,000 in cash and issued 900,000 shares of the Company's common stock. The remaining cash balance of $1,225,000 for the purchase was to be paid in four quarterly equal payments of $306,250 between June 11, 1996 and March 11, 1997. The first payment of $306,250 was paid in June 1996 and an additional $175,000 was paid in September 1996. The agreement was subsequently revised so that the Company paid $200,000 in December 1996. The Company was to pay $543,750 on or before March 11, 1997. The Company is currently negotiating to obtain an extension of the due date of the remaining payment. In addition, the Company has an option to purchase the remaining 10% of the outstanding common stock of CAP-G for an additional $1,625,000 and 200,000 shares of the Company's common stock at any time following completion of the initial purchase and prior to December 11, 1997.

     The Company does not have any income producing properties and the Karakuduk Oil Field is substantially undeveloped. The Karakuduk Project will require significant development costs for which the financing is not complete. There can be no assurance that the project will be adequately financed or that the field will be successfully developed. The license requires minimum work plans of approximately $10 million by August 31, 1997, of approximately $35 million by August 31, 1998 and of approximately $12 million by August 31, 1999. The agreement provides KKM with the right to defer the minimum work program under certain conditions. As part of the minimum work plan requirement, the Company has loaned CAP-G $4 million to fund KKM's current operations. KKM's 1997 budget, which has not been approved, would entail a minimum expenditure of $6 million through August 31, 1997. Subject to the receipt of additional financing by the Company, this requirement will be funded by the Company through loans by its subsidiary CAP-G to KKM.

     The Company has applied with Overseas Private Investment Corporation ("OPIC") for four political risk coverages on the Company's investment in the Karakuduk Field in western Kazakstan. The maximum insured amounts sought for each coverage range from $23.4 to $40.2 million. The estimated yearly premium amounts for the current insured amounts for each coverage range up to $84,000. The estimated yearly standby premiums for each coverage range up to $88,000. The actual premium values may be higher or lower depending on the contract offered to the Company by OPIC.

     The Investment Committee of OPIC approved the Company's Karakuduk operations for political risk insurance coverage by OPIC on December 19, 1995. The Company has received an executed Letter of Commitment on September 25, 1996, from OPIC binding issuance of Political Risk Insurance for the Karakuduk project. Currently, the Company has a standby facility for which it has made three previous payments of $31,250 and has a fourth payment of $31,250 due on June 30, 1997. In July 1997, the Company expects to receive the actual contract offered to the Company by OPIC.

     The Company completed a private placement of 14,000,000 shares of the Company's common stock for gross proceeds of $7,000,000 in April, 1996. To date, the Company has used the approximately $6,907,000 of net proceeds from the private placement to complete the acquisition of the additional 55% of CAP-G, to repay borrowings, to pay CAP-G's share of the second quarter budget and third quarter budget for the Karakuduk Field, for working capital and for other corporate purposes.

     In November and December, 1996, the Company borrowed $1,850,000 for interim financing pursuant to unsecured convertible promissory notes that bear interest at 8% per annum, which is payable monthly, and that are due and payable on or before May 29, 1998. The promissory notes are convertible into the Company's common stock at the lower of $0.75 per share or 75% of the market price of the common stock on the date of the conversion if the market price is less than $1.00 per share on such date. The proceeds from the first of such loans was received on November 22, 1996. The Company used the funds from the loans primarily for the Company's obligations to provide financing for the Company's Karakuduk Project in Kazakstan and to make a payment of $200,000 due in connection with the Company's previous purchase of 15% of the outstanding shares of CAP-G.

     Without additional financing, the Company's present cash and other capital resources are not sufficient to fund the obligations of CAP-G to pay the Karakuduk Field development expenses incurred by KKM for the balance of 1997, to make the balance of the payments to complete the purchase of 15% of the CAP-G stock and to provide working capital for the Company.

     The Company has raised capital to finance a portion of its obligations in connection with the acquisition of its interest in CAP-G and the development of the Karakuduk Field and to satisfy working capital needs in the short term. The Company plans to meet its additional capital needs through debt or equity offerings, encumbering properties, entering into arrangements whereby certain costs of development will be paid by others to earn an interest in the properties, or sale of a portion of the Company's interests in the Karakuduk Field. The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of the oil and gas business is uncertain due, in part, to instability in oil and gas pricing in recent years. The Company's small size and the early stage of development of the Karakuduk Field may also increase the difficulty in raising needed financing. There can be no assurance that debt or equity financing anticipated to be necessary to continue to fund the Company's operations and obligations will be available to the Company on economically acceptable terms, if at all. If sufficient funds cannot be raised to meet the continuing obligations with respect to the Karakuduk Field development, the Company's interest in such property may be lost. Also, if sufficient funds cannot be raised to provide additional working capital, it is likely that the Company will not be able to continue operations.

     The Company has no other material commitments for cash outlay and capital expenditures other than for normal operations.

Results of Operations Fiscal 1996 Compared with Fiscal 1995

     The Company's operations during fiscal 1996 resulted in a loss before extraordinary item of $2,179,000 primarily due to the move from domestic operations  into an  international  operation.  Production  costs were down from
$115,000 in 1995 to $37,000 in 1996 as a result of continued decreased production from the Company's domestic operations. General and administrative expenses increased from $166,000 in 1995 to $2,336,000 in 1996 as a result of consulting fees to MDI of approximately $500,000, additional compensation recorded of approximately $385,000, consisting of $210,000 for bonuses to the former Chief Executive Officer and the former Chief Financial Officer of the Company and $175,000 for compensation related to 350,000 shares of the Company's common stock granted to the Chairman of the Board of the Company, and additional expenses for start-up costs in Kazakstan relating to the proportionate consolidation of KKM into the Company, which began in 1996. Interest expense also increased in relation to the financing of the projects. In 1996, there was no write down of oil and gas properties as there had been in 1995 which had totaled $619,000. The result of these changes was a loss of $2,416,000 or $0.08 per share for 1996 as compared to a loss of $704,000 or $0.04 per share for 1995, before extraordinary loss.

     For 1996, there was a $237,000 or $0.01 extraordinary per share loss on the extinguishment of long term debt which resulted in a net loss of $2,416,000 or $0.08 per share for 1996.

Results of Operations Fiscal 1995 Compared with Fiscal 1994

     The Company's operations during fiscal 1995 resulted in a loss of $719,000 primarily due to a noncash write-down of oil and gas properties of $619,000 for fiscal 1995. Due to the noncash write-down, the net loss for fiscal 1995 was $704,000 compared to a net loss of $474,000 during fiscal 1994. The noncash write-down was primarily the result of the decreased value of estimated future net values of proved reserves due to lower gas prices during the fourth quarter of fiscal 1995 and the sale of proved reserves during 1995.

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

Management's Discussion of Changes in Standardized Measure

     Standardized measure of discounted future net cash flows decreased 100% in fiscal 1996 as compared to fiscal 1995. This decrease was the result of production in 1996, lower oil and gas prices, the sale of proved reserves, and the abandonment of proved reserves during the year.

     The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development of the Karakuduk Field, that significant reserves of oil will be developed in the Karakuduk Field which can be readily and profitably marketed, and that there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgment with respect to, among other things, oil and natural gas reserve information available to the Company, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. There are a number of other risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Annual Report on Form 10-K, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for a list of the Financial Statements and the supplementary financial information included in this report following the signature page.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 16, 1997, the Company engaged Ernst & Young LLP as the Company's principal independent accountant in place of Grant Thornton LLP. On July 23, 1996, the Company requested and received the resignation of Grant Thornton LLP. There were no disagreements during the Company's two fiscal years ended November 30, 1995, or any interim period subsequent thereto between the Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Grant Thornton LLP, would have caused Grant Thornton LLP to make reference in its reports to the subject matter of such disagreements. The opinions of Grant Thornton LLP on the Company's financial statements for the fiscal years ended November 30, 1995 and 1994, contain no adverse opinion or disclaimer of opinion, nor were such opinions qualified as to uncertainty, audit scope or accounting principles, except that the opinion on the Company's financial statements for the fiscal year ended November 30, 1995, raised substantial doubt about the Company's ability to continue as a going concern. The decision to change accountants was approved by the Company's Board of Directors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, position with the Company, age of each director and executive officer and the period during which each director and executive officer of the Company has served are as follows:


Name of Director and Executive              Director                      Principal Occupation
Officer and Position, in the Company         Since             Age        During the last Five Years
------------------------------------        --------           ---        --------------------------

Howard Karren.......................          1996              66        Chairman  of  the  Board  of the Company since 1996; Chief
                                                                          Executive  Officer of the Company  since  January 1997 and
                                                                          President  since  February  1997.  Senior  Advisor  to the
                                                                          Chairman  and  Chief Executive  Officer of Enron Oil & Gas
                                                                          Co., an oil and gas company,  from 1994 to 1996. President and Vice  Chairman  of Enron Oil & Gas  International  Co.
                                                                          from 1984 until 1994.





Name of Director and Executive              Director                      Principal Occupation
Officer and Position, in the Company         Since             Age        During the last Five Years
------------------------------------        --------           ---        --------------------------

Peter G. Dilling....................          1995              47        Vice  Chairman  of the Board of the  Company  since  March
                                                                          1997;  President  and  a  director  of  M-D  International
                                                                          Petroleum,  Inc., an oil and gas company,  since September
                                                                          1994.  A partner of  M-D International,  an unincorporated oil and gas business, from March 1993 to the present.

Jay W. McGee........................          1995              49        Executive Vice President of Exploration  and Production of
                                                                          the   Company   since   March   1997;   Director   of  M-D
                                                                          International  Petroleum,  Inc.,  an  oil and gas company, since  September 1994.  Manager of  M-D International,  an unincorporated oil and gas entity,  from March 1993 to the present.  Vice President of  Anglo Suisse L.P., an oil and gas company,  from September 1990 to February 1993.  Prior thereto, Director of Exploration of Anglo Suisse, Inc., an oil and gas company.

Alan D. Berlin......................          1997              57        A  partner of  Aitken  Irvin  Lewin Berlin Vrooman & Cohn,
                                                                          LLP since 1995. Engaged in the private practice of law for over five years prior to joining Aitken Irvin Lewin Berlin
                                                                          Vrooman & Cohn LLP. A director of Belco Oil & Gas Corp.

David A. Dahl.......................          1997              35        President  of  Whittier  Energy  Company,  an oil  and gas
                                                                          exploration and production company,  since 1997, President of Whittier  Ventures,  LLC, a private  investment entity, since  January  1996,  and  a Vice  President  of Whittier
                                                                          Trust Company,  a trust company,  since April 1993, a Vice
                                                                          President  of  Merus  Capital  Management,  an  investment manager, from 1990 to 1993.

Arlo G. Sorensen....................          1996              56        Chief Financial  Officer and  Principal Accounting Officer
                                                                          of the Company since March 1997.  Trustee of M.H. Whittier
                                                                          Corporation,  a private  investment  entity,  since  1985.
                                                                          Chairman of  the  Board and  a director  of Whittier Trust
                                                                          Company, a trust company since 1988.




Name of Director and Executive              Director                      Principal Occupation
Officer and Position, in the Company         Since             Age        During the last Five Years
------------------------------------        --------           ---        --------------------------

Charles P. Karren...................           --               30        Vice  President  of  Business  Development  of the Company
                                                                          since March 1997;  Consultant to the Company from May 1996 to March  1997;  Consultant  to M-D  International  Petro-
                                                                          leum,  Inc.,  an oil  and gas  company,  since  May  1996;
                                                                          employed  in various  capacities  with  Enron  Development
                                                                          Corp., an energy development  company,  from 1992 to 1996;
                                                                          Associate  with  Hill   Samuel-Middle   East,  an  English
                                                                          merchant bank, from 1990 to 1992.


     Howard Karren and Charles P. Karren are father and son.

     The present term of office of each director will expire at the next annual meeting of shareholders.

     Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by the Company's Bylaws.

     In connection with the Company's acquisition of all of the stock of Central Asian Petroleum, Inc. ("CAP-D") in 1994, the former shareholders of CAP-D acquired certain rights to nominate directors of their choosing for election to the Company's Board of Directors. Pursuant to these rights, the former CAP-D shareholders caused the nomination of Jay W. McGee, who was elected a director at the 1995 annual meeting of shareholders. If by June 30, 2000, the Karakuduk Field obtains 5,000 barrels of oil production per day averaged over any sixty
(60) day period, or the Company's beneficial interest in the field is sold or the Company and the former shareholders jointly participate in a new exploratory development project, the former shareholders have the right to cause the Company to nominate one additional director at the Company's 2000 annual meeting of shareholders.

     In connection with a loan to the Company from the Brae Group, Inc. ("Brae"), in November 1995, the Company was required to appoint Messrs. Karren and Dilling as directors of the Company and to appoint Mr. Karren as Chairman of the Board of Directors of the Company. The Company borrowed $750,000 represented by an unsecured promissory note with interest at 8% per annum. The note was repaid on April 30, 1996. As a result of the repayment of the note, the Company is no longer required to continue to nominate such persons as directors.

     In connection with borrowings in August 1996, the Company agreed to add two directors selected by two of the lenders, Whittier Ventures LLC and Whittier Energy Company (collectively "Whittiers"). In connection with the transactions, James A. Jeffs resigned from the Company's Board of Directors. At the request of the Whittiers, on December 2, 1996, Arlo G. Sorensen replaced Mr. Jeffs on the Company's Board of Directors and on January 3, 1997, David A. Dahl was appointed to the Company's Board of Directors. The Whittiers will have the right to have their two representatives nominated for directors of the Company until the later of the date their promissory notes are paid in full or the date the Whittiers no longer have any investment in the Company.

     There are no other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

     Except as set forth above, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during the Company's fiscal year ended November 30, 1996, and Form 5 and amendments thereto furnished to the Company with respect to such fiscal year, during the Company's fiscal year ended November 30, 1996, no persons who were directors, officers or beneficial owners of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Form 3, 4, or 5 except for Howard Karren, Peter G. Dilling and James
A. Jeffs who did not  timely  file  their  Forms 3 during the fiscal  year ended
November 30, 1996, Howard Karren and Peter G. Dilling who have not yet filed needed amendments to their Forms 3, and Jay W. McGee who did not timely file his Form 3 during the fiscal year ended November 30, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth for the Company's last three fiscal years ended November 30, 1996, 1995 and 1994, the compensation paid by the Company for services rendered in all capacities to the Company by Paul V. Hoovler, who was the chief executive officer of the Company during the Company's three fiscal years ended November 30, 1996. No other person who served as an executive officer of the Company during the Company's fiscal year ended November 30, 1996 received total annual salary and bonus in excess of $100,000 from the Company during the Company's fiscal year ended November 30, 1996:


                           SUMMARY COMPENSATION TABLE
                                                                                                       Long Term
                                                                                                     Compensation
                                                               Annual Compensation                      Awards
                                                    -----------------------------------------        ------------
                                  Year                                               Other
                                 Ended                                               Annual           Securities       All Other
Name and                        November                                             Compen-          Underlying       Compen-
Principal Position                 30,               Salary($)        Bonus($)       sation($)        Options(#)       sation($)
------------------              --------             --------         -------        --------         ----------       --------
Paul V. Hoovler ..............    1996 ..........    $60,000(1)         --          $ 4,937(2)            --          $40,000(3)
 Chief Executive                  1995 ..........    $60,000            --          $ 4,413(2)            --          $40,000(3)
 Officer and Presi-               1994 ..........    $60,000            --          $ 3,518 (2)           --          $40,000(3)
dent until January
1997 and February
1997, respectively

---------------------

(1) In addition, on August 19, 1996, the Company's board of directors awarded Mr. Hoovler a cash b nus of $140,000 as recognition of past and present services to the Company to be used by Mr. Hoovler to exercise certain warrants, granted to Mr. Hoovler pursuant to the Company's 1989 Stock Warrant Plan, to purchase 500,000 shares of the Company's common stock at an exercise price of $0.28 per share. This bonus will not become payable until receipt of notice from Mr. Hoovler, which notice may not be given and shall not be effective, until the earlier of (i) completion of a sale or farmout by the Company of all or a portion of its interest in the Karakuduk Project, or (ii) the date when the Company makes a public disclosure of a sale or farmout of the Karakuduk Project. At its sole option and discretion, the Company may, in lieu of making payment of such bonus to Mr. Hoovler, use all or a portion of such bonus as a direct offset to Mr. Hoovler's obligation to make any payment due to the Company upon exercise of the warrant. Anything mentioned above to the contrary notwithstanding, in the event Mr. Hoovler has exercised and paid for the warrant prior to the date the bonus becomes payable, the Company shall pay such bonus directly to Mr. Hoovler, but only upon completion of a sale or farmout of all or a portion of its interest in the Karakuduk Project.

(2) Represents the amounts distributed pursuant to a royalty participation plan to Paul V. Hoovler.

(3) The Company has a Deferred Compensation and Death Benefit Plan for Paul V. Hoovler. The plan allows for Mr. Hoovler to continue in active employment of the Company until age 70.5. The Company pays Mr. Hoovler $40,000 annually from this plan. If Mr. Hoovler voluntarily terminates his employment prior to his retirement, disability, or death, he or his estate will receive the remaining residual funds to be disbursed from the plan. If Mr. Hoovler dies prior to retirement or other termination of employment, Mr. Hoovler's estate will receive the remaining residual funds to be disbursed from the plan. The plan is funded by a life insurance policy on the life of Mr. Hoovler which provides for the major portion of any costs to the Company. The plan was fully funded when the Company paid, during the Company's fiscal year ended November 30, 1991, the final payment of a premium of $18,000 on a life insurance policy insuring the life of Paul V. Hoovler. See "Termination of Employment Arrangements."

Option Grants in Fiscal Year Ended November 30, 1996

     No options were granted by the Company to Paul V. Hoovler during the Company's fiscal year ended November 30, 1996.

FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning unexercised options (warrants) held by Paul V. Hoovler at November 30, 1996:

                                  Number of Securities
                                 Underlying Unexercised             Value of Unexercised
                                      Options as of                In-the-Money Options at
                                  November 30, 1996(#)               November 30, 1996($)
                               ---------------------------        --------------------------
Name                           Exercisable/  Unexercisable        Exercisable/ Unexercisable
----                           -----------   -------------        -----------  -------------
Paul V. Hoovler .............     500,000        - 0 -             $406,875(1)     - 0 -

-----------------------

(1) The value was determined by multiplying the number of shares underlying the warrants by the difference between the exercise price and the closing sale price of the Company's Common Stock on November 30, 1996. No options (warrants) were exercised by Paul V. Hoovler during the Company's fiscal year ended November 30, 1996.

Compensation of Directors

     There were no standard or other arrangements for the compensation of the Company's directors in effect for the Company's fiscal year ended November 30, 1996. The Board of Directors also agreed to pay to Frank H. Gower, Jr., who served as a director of the Company from 1972 to 1997, a cash bonus of $28,000 that was paid in July 1996 and was used by Mr. Gower to purchase 100,000 shares of the Company's Common Stock upon exercise of a stock purchase warrant held by him.

     There are no employment contracts between the Company and any executive officer.

Termination of Employment Arrangements

     Paul V. Hoovler, the former Chief Executive Officer and President of the Company, entered into a severance agreement ("Agreement") with the Company effective February 12, 1997. Pursuant to the Agreement, Mr. Hoovler receives his salary and unpaid vacation time accrued through February 12, 1997. Also, the

Company agreed to amend the Company's 1989 Stock Warrant Plan to enable Mr. Hoovler to transfer the warrants granted to him in 1996 to a member of his family or a trust created by him.

     Further, Mr. Hoovler was granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.85 per share, for a period of four years and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.25 per share that become exercisable on January 1, 1998, and remain exercisable for a period of four years from such date.

     Also, pursuant to the Agreement, the Company agreed to assign to Mr. Hoovler, or an entity controlled by Mr. Hoovler, the existing overriding royalty interest ("ORRI") that the Company holds in approximately 89 wells. Such assignment will be for a three-year period. In exchange for the assignment, Mr. Hoovler agreed to pay a former employee of the Company ten percent (10%) of the net revenues received from such ORRI during the three-year period. In addition, upon Mr. Hoovler's request, the Company agreed to assign its interest in the Company's royalty participation plan to Mr. Hoovler or an entity controlled by Mr. Hoovler. The Company also agreed to assign to Mr. Hoovler the Company's ownership interest in two life insurance policies that the Company held on Mr. Hoovler's life. Finally, pursuant to the Agreement, Mr. Hoovler was allowed to bid on or retain certain office furniture and equipment of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following persons are the only persons known to the Company who on April 2, 1997, owned beneficially 5% or more of the Company's 37,526,517 outstanding shares of $0.10 par value common stock:


Name and Address of Beneficial Owner                                              Amount and Nature of                Percent
or Name of Officer or Director                                                   Beneficial Ownership(1)              of Class
------------------------------------                                             ----------------------               --------

Drake and Company ....................................................                 3,000,000                        8.0%
Citibank Performance Portfolio A.A.
c/o Citibank, N.A.
153 E. 53rd Street, 21st Floor
New York, New York 10043

Allen & Company Incorporated .........................................                 2,962,000(2)                     7.7%
711 Fifth Avenue
New York, New York 10022

Crescent Investment ..................................................                 2,000,000                        5.3%
865 Figueroa Street, Suite 1500
Los Angeles, California 90017





Name and Address of Beneficial Owner                                              Amount and Nature of                Percent
or Name of Officer or Director                                                   Beneficial Ownership(1)              of Class
------------------------------------                                             ----------------------               --------

Whittier Ventures, LLC ...............................................                 3,187,000(3)                     8.2%
1600 Huntington Drive
So. Pasadena, California 91030

Howard Karren ........................................................                   350,000(4)                     0.9%

Peter G. Dilling .....................................................                   753,000(5)                     2.0%

Jay W. McGee .........................................................                   930,678(6)                     2.5%

Alan D. Berlin .......................................................                       -0-                         --

David A. Dahl ........................................................                 3,582,833(7)                     9.2%

Arlo G. Sorensen .....................................................                    11,242(8)                     0.03%

Charles P. Karren ....................................................                    75,000                        0.2%

All Directors and Officers as a Group (seven
persons) .............................................................                 5,702,753(9)                    14.9%

----------------------

(1) To the knowledge of the Company's management, the beneficial owners listed have sole voting and investment power with respect to the shares shown unless otherwise indicated.

(2)  Includes 1,022,000 shares underlying unexercised warrants.

(3) Includes 1,000,000 shares underlying a convertible note and 187,500 shares underlying unexercised warrants. Does not include shares underlying additional warrants that will be issued if the debt to Whittier Ventures, LLC is not repaid by May 31, 1997 or by November 30, 1997.

(4) The 350,000 shares are reserved to be issued to Mr. Karren. See "Certain Relationships and Related Transactions."

(5) All 753,000 shares are owned directly by Spectrum Development, Inc. which is controlled by Mr. Dilling, and the 753,000 shares include 301,618 of a total of 1,250,000 shares being held in escrow in connection with the acquisition of Central Asian Petroleum, Inc. as described under "Certain Relationships and Related Transactions."

(6) Includes 272,205 of a total of 1,250,000 shares being held in escrow in connection with the acquisition of Central Asian Petroleum, Inc. as described under "Certain Relationships and Related Transactions." Also includes 2,589 shares owned in Mr. McGee's Individual Retirement Account and 2,589 shares owned by Mr. McGee's wife.

(7) Includes the shares beneficially owned by Whittier Ventures LLC and includes 333,333 shares underlying a convertible note and 62,500 shares underlying unexercised warrants owned by Whittier Energy Company. David A. Dahl has no pecuniary interest in such shares but, as the President of each, Mr. Dahl has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares pursuant to Rule 13d-3 adopted under the Securities Exchange Act of 1934, as amended. Does not include shares underlying additional warrants that will be issued if the debt to Whittier Ventures, LLC and Whittier Energy Company is not repaid by May 29, 1997 or by November 30, 1997.

(8) The 11,242 shares are owned by Whittier 1982 Oil Trust for which Mr. Sorensen is the trustee and has voting and investment power over such shares.

(9)  Includes the shares as described in notes (2) through (8) above.


There are presently no arrangements of any kind which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In early September 1994, the Company signed a letter of intent with Central Asian Petroleum, Inc., a Delaware corporation ("CAP-D"), and Overseas Consulting Services Company, Inc. ("OCSCO"), both private companies based in Houston, Texas, to jointly pursue the registration and development of the Karakuduk Field, a shut-in oil field in the central Asian Republic of Kazakstan, that was discovered in the early 1970s but never placed on production.

     In mid-September 1994, the Company acquired a 25% interest in Central Asian Petroleum (Guernsey) Limited ("CAP-G"), with headquarters in Ankara, Turkey, which holds a 50% interest in KKM. In April 1995, the Company acquired all of the stock of CAP-D, which also owned an interest in CAP-G. Following the acquisition of CAP-D, the Company's beneficial interest in CAP-G increased to 45%, giving the Company a 22.5% beneficial interest in KKM and the Karakuduk Field. Under terms of the acquisition, the former shareholders of CAP-D have certain rights to cause the Company to nominate persons selected by the former shareholders to the Company's Board of Directors. Jay W. McGee, a former shareholder of CAP-D, was first elected at the 1995 Company's Annual Meeting of Shareholders under the arrangement. Additionally, in connection with the acquisition, the Company may be required to pay a brokerage fee to Mr. McGee in the amount of up to $175,000. The Company paid Mr. McGee $50,000 in 1995 and the balance is payable upon the occurrence of certain milestones in development of the Karakuduk Field. The Company issued 4,250,000 shares of restricted common stock for CAP-D which will be held in escrow and released to the former shareholders of CAP-D, including Messrs. McGee and Dilling, or affiliates of them, from time to time in connection with development of the Karakuduk Field. Of the shares held in escrow, 3,000,000 shares have been released and delivered to the former shareholders of CAP-D.

     The Company has agreed to issue a minimum of 350,000 shares of the Company's restricted common stock to Howard Karren, a director of the Company, or his designee at a future date selected by Mr. Karren. The Company is negotiating to acquire MDI, and has issued 180,000 shares of the Company's restricted common stock to Enron to facilitate the participation of MDI in the Uzbekistan Project. See "Business." The Company paid Mr. Karren a fee of $4,000 per month for the four month period ending August 31, 1996, for office expenses and travel expenses in connection with the Company's efforts to satisfy its funding obligations for the Karakuduk Project.

     Beginning in May 1996 through February 1997, the Company paid a base consulting fee of $60,000 per month to MDI for assistance by MDI in seeking means for meeting the Company's funding obligations for the Karakuduk Project. The Company also assumed obligations of MDI to pay up to $42,000 during the six month period ending September 30, 1996 to two other unaffiliated consultants engaged to assist MDI and the Company to acquire and review oil and natural gas exploration or development projects in countries of the former Soviet Union. Commencing in March 1997, the Company began to reimburse MDI for MDI's expenses incurred in connection with the Karakuduk Project.

     On April 5, 1996, the Company completed a private placement of 14,000,000 shares of the Company's common stock at $0.50 a share for gross proceeds of $7,000,000. In connection with the private placement, the Company issued a five year warrant to purchase 1,022,000 shares of the Company's common stock for, a nominal amount, to Allen & Company Incorporated ("Allen") and paid $21,849 of Allen's expenses. The Company paid additional miscellaneous expenses related to the offering of $71,363. Allen also purchased shares of the Company's common stock in the private placement on the same terms and conditions as other purchasers thereof. The Company also issued Allen a three year warrant to purchase 200,000 shares of the Company's common stock at $0.25 per share, in connection with the $750,000 loan referred to above. Drake and Company, Crescent Investment and Whittier Ventures, LLC also purchased shares of the Company's common stock, in the above described private placement on the same terms and conditions as other purchasers thereof. See "Security Ownership of Certain Beneficial Owners and Management."

     In November and December, 1996, the Company borrowed $1,850,000 for interim financing pursuant to unsecured convertible promissory notes that bear interest at 8% per annum, which is payable monthly, and that are due and payable on or before May 29, 1998. The promissory notes are convertible into the Company's common stock at the lower of $0.75 per share or 75% of the market price of the common stock on the date of the conversion if the market price is less than $1.00 per share on such date. The proceeds from the first of such loans was received on November 22, 1996. Whittier Ventures, LLC and Whittier Energy Company loaned $1,000,000 of the $1,850,000 that was loaned to the Company.

     In connection with such borrowings, the Company agreed to issue the lenders warrants that terminate on November 30, 1999, to purchase a total of 462,500 shares of the Company's common stock at $0.25 per share and agreed to add two directors selected by two of the lenders, Whittier Ventures LLC and Whittier Energy Company, to the Company's Board of Directors. See "Item 10. Directors and Executive Officers of the Registrant." The Company further agreed that the Company would issued the lenders warrants to purchase an additional 185,000 shares of the Company's common stock if the promissory notes are not paid or converted by May 31, 1997, and warrants to purchase an additional 370,000 shares of the Company's common stock if the promissory notes are not paid or converted by November 30, 1997. Such warrants would be exercisable for a period of three years at $0.25 per share.

     Matthew R. Hoovler, the former Vice President and Treasurer of the Company, was awarded on August 19, 1996 a cash bonus of $70,000 as recognition for past and present services to the Company to be used solely and exclusively by Mr. Hoovler to exercise certain warrants granted to him pursuant to the Company's
1989 Stock Warrant Plan, to purchase 250,000 shares of the Company's common stock at an exercise price of $0.28 per share. The bonus will not become payable until receipt of notice from Mr. Hoovler, which notice may not be given and shall not be effective until the earlier of (i) completion of a sale or farmout by the Company of all or a portion of its interest in the Karakuduk Project, or
(ii) the date when the Company makes a public disclosure of a sale or farmout of the Karakuduk Project. At its sole option and discretion, the Company may, in lieu of making payment of such bonus to Mr. Hoovler, use all or a portion of such bonus as a direct offset to Mr. Hoovler's obligation to make any payment due to the Company upon exercise of the Warrant. Anything mentioned above to the contrary notwithstanding, in the event Mr. Hoovler has exercised and paid for the warrant prior to the date the bonus becomes payable, Chaparral will pay such bonus directly to Mr. Hoovler, but only upon completion of a sale or farmout of all or a portion of its interest in the project. The Company amended its 1989 Stock Warrant Plan to enable Mr. Hoovler to transfer the warrants granted to him in 1996 to a member of his family or a trust created by him.

     See "Termination Arrangements with Previous Officers and Directors" set forth in Item 11 for a description of the termination agreement between the Company and Paul V. Hoovler.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


     (a)(1) Financial Statements.

      Table of Contents
      Reports of Independent Auditors
      Balance Sheets--As of November 30, 1996 and 1995

          Consolidated  Statements of Operations--Years ended November 30, 1996,
             1995 and  1994
          Consolidated  Statements of Cash Flows--Years ended November 30, 1996,
             1995, and 1994
          Consolidated  Statements  of  Changes in  Stockholders'  Equity--Years
            ended November 30, 1996, 1995 and 1994
          Notes to Consolidated  Financial Statements
          Supplemental  Information  Disclosures  About  Oil and  Gas  Producing
             Activities (Unaudited)


          (a)(2)  Financial Statement Schedules.

                  None.

          (b) Current Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the last fiscal quarter ended November 30, 1996:

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

          2.3  Amendment   to   Stock   Acquisition   Agreement   and   Plan  of
               Reorganization dated March 10, 1996 between Chaparral Resources, Inc., and the Shareholders of Central Asian Petroleum, Inc.

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

          3.3  Bylaws, as amended through January 3, 1997.

          3.4 Articles of Amendment to the Restated Articles of Incorporation and Amendments dated June 21, 1995, incorporated by reference to Exhibit B to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

          3.5 Articles of Amendment to the Restated Articles of Incorporation and Amendments dated July 17, 1996, incorporated by reference to Exhibit 3.5 to the Company's Registration Statement No. 333-7779.

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

          10.6 Purchase Agreement, dated effective January 12, 1996, between the Company and Guntekin Koksal (purchase of CAP-G shares) incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

          10.7 Letter Agreement, dated January 3, 1996, between the Company and certain stockholders of Darka Petrol Ticaret Ltd. Sti., together with Exhibits A--E, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on From 10-K for the fiscal year ended November 30, 1995.

          10.8 Amendment, effective March 4, 1996, to the Letter Agreement revising the terms pursuant to which the Company is to acquire all shares of CAP(G) stock owned by Darka Petrol Ticaret Ltd. Sti., incorporated by reference to Exhibit 10.8 to the Company's Annual Report on From 10-K for the fiscal year ended November 30, 1995.

         10.9 Warrant Certificate entitling Allen & Company to purchase up to 1,022,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 1, 1996.

         10.10 Consulting Agreement dated May 14, 1996 with M-D International Petroleum, Inc., incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 333-7779.

         10.11 Promissory   Notes   and   Modification   of   Promissory   Notes
               incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K dated November 22, 1996.

         10.12 Amendment effective December 6, 1996 to Purchase Agreement dated effective January 12, 1996 between the Company and Guntekin Koksal.

         10.13 Severance Agreement dated February 12, 1997 between the Company and Paul V. Hoovler.

         10.14 Severance Agreement dated February 12, 1997 between the Company and Matthew R. Hoovler.

         10.15 Purchase and Sale Agreement effective January 1, 1997 between the Company and Conoco Inc.*

         10.16  Amendments to Chaparral Resources, Inc. Stock Warrant Plan.

         10.17 Agreement dated August 30, 1995 for Exploration Development and Production of Oil in Karakuduk Oil Field in Mangistan Oblast of the Republic of Kazakhstan between Ministry of Oil and Gas Industries of the Republic of Kazakhstan for and on Behalf of the Government of the Republic of Kazakhstan and Joint Stock Company of Closed Type Karakuduk Munay Joint Venture.

         10.18 License for the Right to Use the Subsurface in the Republic of Kazakhstan.

          16 Letter dated July 23, 1996 from Grant Thornton LLP confirming the circumstances pursuant to which Grant Thornton resigned as Registrant's principal independent accountants, incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated July 23, 1996.

          21   List of Subsidiaries of the Registrant.

          23.1 Consent of Grant Thornton LLP for S-8.

          23.2 Consent of Ernst & Young LLP for S-8.

          27   Financial Data Schedule.

     *The Exhibits to the Purchase and Sale Agreement have been omitted and will be provided to the United States Securities and Exchange Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHAPARRAL RESOURCES, INC.
                                     a Colorado corporation


                                     By /s/ Howard Karren
                                        ----------------------------------------
                                        Howard Karren,
                                        President, Principal Executive Officer


                                     By /s/ Arlo G. Sorensen
                                        ----------------------------------------
                                        Arlo G. S rensen,
                                        Chief Financial Officer and
                                        Principal Accounting Officer

                                     Dated: April 11, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date                 Name and Title                   Signature

April 11, 1997       Howard Karren,                   /s/ Howard Karren
                     Director                         --------------------------

April 11, 1997       Peter G. Dilling,
                     Director

April 11, 1997       Jay W. McGee,                    /s/ Jay W. McGee
                     Direct                           --------------------------

April 11, 1997       Alan D. Berlin,                  /s/ Alan D. Berlin
                     Director                         --------------------------

April 11, 1997       David A. Dahl,                   /s/ David A. Dahl
                     Director                         --------------------------

April 11, 1997       Arlo G. Sorensen,                /s/ Arlo G. Sorensen
                     Director                         --------------------------

                                    Contents

Reports of Independent Auditors ...............................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets ...................................................3
Consolidated Statements of Operations..........................................5
Consolidated Statements of Cash Flows..........................................6
Consolidated Statements of Changes in Stockholders' Equity.....................8
Notes to Consolidated Financial Statements.....................................9


Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited...........................................24

                         Report of Independent Auditors

The Board of Directors and Stockholders
Chaparral Resources, Inc.

We have audited the accompanying consolidated balance sheet of Chaparral Resources, Inc. as of November 30, 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Resources, Inc. as of November 30, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and has no operating assets which are presently generating cash to fund its operating and capital requirements. The Company requires significant additional financing to meet its financial requirements through fiscal 1997. In addition, as discussed in Note 2, the Company's investee, Karakuduk-Munay, Inc. (KKM), has been unable to reregister with the Republic of Kazakstan, which may cause KKM to be declared invalid and be liquidated. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                /s/ Ernst & Young LLP
                                                ERNST & YOUNG LLP
Denver, Colorado
April 8, 1997

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Chaparral Resources, Inc.

We have audited the accompanying consolidated balance sheet of Chaparral Resources, Inc. as of November 30, 1995, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the two years in the period ended November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Resources, Inc. as of November 30, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $704,000 during the year ended November 30, 1995. As discussed in Note 2 to the financial statements, the Company requires significant additional financing to meet its financial requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Grant Thornton LLP
                                             GRANT THORNTON LLP

Denver, Colorado
January 19, 1996

                                        Chaparral Resources, Inc.

                                       Consolidated Balance Sheets

                                                                               November 30
                                                                    -------------------------------------
                                                                        1996                    1995
                                                                    -------------------------------------
Assets
Current assets:
   Cash and cash equivalents .............................       $    800,000              $    501,000
   Accounts receivable:
     Joint interest participants .........................              8,000                    31,000
     Oil and gas purchasers ..............................             53,000                    46,000
   Prepaid expenses ......................................             40,000                     2,000
   Oil and gas properties under agreement for sale .......            306,000                      --
                                                                 ------------               -----------
Total current assets .....................................          1,207,000                   580,000

Property and equipment--at cost:
   Oil and gas properties--full cost:
     United States:
       Subject to depletion ..............................               --                  16,149,000
       Not subject to depletion ..........................               --                      40,000
     Republic of Kazakstan (Karakuduk Field)--
       not subject to depletion ..........................         11,189,000                      --
     Less accumulated depletion and depreciation
       and impairment ....................................               --                 (15,722,000)
                                                                 ------------               -----------
                                                                   11,189,000                   467,000

   Furniture, fixtures and equipment .....................            441,000                   197,000
   Less accumulated depreciation .........................           (198,000)                 (177,000)
                                                                 ------------               -----------
                                                                      243,000                    20,000
                                                                 ------------               -----------
                                                                   11,432,000                   487,000

Other assets:
   Investment in and advances to affiliates ..............               --                   4,507,000
   Cash value of insurance and annuities .................              8,000                     8,000
   Due from Karakuduk-Munay, Inc. ........................          2,012,000                      --
   Equipment inventory ...................................             27,000                    13,000
   Other .................................................             74,000                      --
                                                                 ------------               -----------
                                                                    2,121,000                 4,528,000
                                                                 ------------               -----------
Total assets .............................................       $ 14,760,000              $  5,595,000
                                                                 ============               ===========





                                                                                        November 30
                                                                             -------------------------------
                                                                                  1996              1995
                                                                             -------------------------------
Liabilities and stockholders' equity Current liabilities:
   Accounts payable:
     Trade ..............................................................   $    278,000       $    102,000
     Joint interest participants--revenue ...............................         42,000             26,000
   Accrued liabilities ..................................................         91,000             86,000
   Accounts payable--CAP-G shares .......................................        744,000               --
                                                                            ------------        -----------
Total current liabilities ...............................................      1,155,000            214,000

Long-term obligations:
   Notes payable (including $1,000,000 to related
     party) .............................................................      1,106,000            461,000
   Accrued compensation .................................................        385,000               --

Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares and 25,000,000 shares at November 30,
     1996 and 1995, respectively, of $.10 par value;
      issued and outstanding, 37,526,517 and
     20,484,192 shares at November 30, 1996 and
     1995, respectively .................................................      3,753,000          2,048,000
   Capital in excess of par value .......................................     20,482,000         12,577,000
   Preferred stock - authorized, 1,000,000
      shares, no shares issued or outstanding ...........................           --                 --
   Retained earnings (deficit) ..........................................    (12,121,000)        (9,705,000)
                                                                            ------------        -----------
Total stockholders' equity ..............................................     12,114,000          4,920,000

                                                                            ------------        -----------
Total liabilities and stockholders' equity ..............................   $ 14,760,000       $  5,595,000
                                                                            ============        ===========


See accompanying notes.

                            Chaparral Resources, Inc.

                      Consolidated Statements of Operations

                                                                                            Year ended November 30
                                                                       ------------------------------------------------------------
                                                                             1996                   1995                     1994
                                                                       ------------------------------------------------------------
Revenue:
   Oil and gas sales .......................................           $    147,000            $    255,000            $    374,000

Costs and expenses:
   Production costs ........................................                 37,000                 115,000                 232,000
   Write-down of oil and gas properties ....................                   --                   619,000                 416,000
   Depreciation and depletion ..............................                 25,000                  74,000                 120,000
   General and administrative ..............................              2,336,000                 166,000                  94,000
                                                                       ------------              ----------            ------------
                                                                          2,398,000                 974,000                 862,000
                                                                       ------------              ----------            ------------
Loss from operations .......................................             (2,251,000)               (719,000)               (488,000)

Other income (expense):
   Interest income .........................................                 85,000                  25,000                  13,000
   Interest expense ........................................                (90,000)                (17,000)                 (4,000)
   Exchange loss ...........................................                (12,000)                   --                      --
   Other, net ..............................................                 89,000                   7,000                   5,000
                                                                       ------------              ----------            ------------
                                                                             72,000                  15,000                  14,000
                                                                       ------------              ----------            ------------
Loss before extraordinary item .............................             (2,179,000)               (704,000)               (474,000)

Extraordinary loss on extinguishment of
   long-term debt ..........................................               (237,000)                   --                      --
                                                                       ------------              ----------            ------------
Net loss ...................................................           $ (2,416,000)           $   (704,000)           $   (474,000)
                                                                       ============              ==========            ============
Net loss per share before extraordinary
   item ....................................................           $       (.07)           $       (.04)           $       (.02)

Extraordinary loss per share ...............................           $       (.01)           $       --              $       --

Net loss per share .........................................           $       (.08)           $       (.04)           $       (.02)

Weighted average number of shares
   outstanding .............................................             32,081,382              18,865,454              15,064,856

See accompanying notes.

                                        Chaparral Resources, Inc.

                                  Consolidated Statements of Cash Flows

                                                                                             Year ended November 30
                                                                             -------------------------------------------------------
                                                                                1996                   1995                  1994
                                                                             -------------------------------------------------------
Cash flows from operating activities
Net loss .........................................................          $(2,416,000)          $  (704,000)          $  (474,000)
Adjustments to reconcile net loss to
   net cash provided by (used in) operating
   activities:
     Depreciation and depletion ..................................               25,000                74,000               120,000
     Decrease in deferred compensation ...........................                 --                    --                 (40,000)
     Write-down of oil and gas properties ........................                 --                 619,000               416,000
     Stock issued for services and bonuses .......................                 --                  27,000                 8,000
     Amortization of note discount ...............................                 --                  17,000                  --
     Loss on extinguishment of debt ..............................              237,000                  --                    --
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable .....................................               16,000               218,000                22,000
         Prepaid expenses ........................................               10,000                  --                    --
       Increase (decrease) in:
         Accounts payable ........................................              108,000               (64,000)               47,000
         Accrued liabilities .....................................             (355,000)              (59,000)               (9,000)
         Accrued compensation ....................................              385,000                  --                    --
                                                                            -----------            ----------           -----------
Net cash provided by (used in) operating
   activities ....................................................           (1,990,000)              128,000                90,000

Cash flows from investing activities
Additions to property and equipment ..............................             (208,000)              (86,000)             (255,000)
Additions to oil and gas properties ..............................             (652,000)                 --                    --
Acquisition of additional interest in
   CAP-G, net of cash acquired ...................................           (3,269,000)                 --                    --
Investment in foreign oil and gas properties .....................                 --              (1,088,000)             (256,000)
Proceeds from sale of interest in oil and gas
   properties ....................................................              161,000                41,000                71,000
Decrease in cash value of insurance
   and annuities .................................................                 --                  40,000                40,000
Decrease in minority interest ....................................                 --                 (16,000)               (1,000)
(Increase) decrease in equipment inventory .......................              (14,000)                1,000                  --
Sale (purchase) of bonds .........................................                 --                 299,000              (299,000)
Advances to Karakuduk-Munay, Inc. ................................           (1,778,000)                 --                    --
Redemption of certificates of deposit ............................                 --                  20,000               146,000
Increase in other assets .........................................              (74,000)                 --                    --
                                                                            -----------            ----------           -----------
Net cash used in investing activities ............................           (5,834,000)             (789,000)             (554,000)




                            Chaparral Resources, Inc.

                Consolidated Statements of Cash Flows (continued)




                                                                                            Year ended November 30
                                                                         -----------------------------------------------------------
                                                                             1996                     1995                   1994
                                                                         -----------------------------------------------------------
Cash flows from financing activities
Proceeds from notes payable .................................            $ 1,650,000             $   750,000            $      --
Repayment of note payable ...................................               (750,000)                   --                     --
Proceeds from warrant exercise ..............................                316,000                    --                     --
Proceeds from issuance of capital stock .....................                   --                    94,000                260,000
Net proceeds from private placement .........................              6,907,000                    --                     --
                                                                         -----------              ----------            -----------
Net cash provided by financing
   activities ...............................................              8,123,000                 844,000                260,000
                                                                         -----------              ----------            -----------
Net increase (decrease) in cash and
   cash equivalents .........................................                299,000                 183,000               (204,000)
Cash and cash equivalents at beginning
   of year ..................................................                501,000                 318,000                522,000
                                                                         -----------              ----------            -----------
Cash and cash equivalents at end of year ....................            $   800,000             $   501,000            $   318,000
                                                                         ===========              ==========            ===========

Supplemental cash flow disclosure
   Interest paid ............................................            $    36,000             $     5,000            $     4,000

Supplemental schedule of noncash
   investing and financing activities
     Common stock issued for acquisition
       of CAP-G .............................................            $ 1,833,000             $      --              $      --
     Accounts payable--CAP-G shares .........................                744,000                    --                     --
     Common stock issued for investment
       in affiliate .........................................                   --                 3,162,000                   --
     Discount recognized for note issued
       with detachable stock warrants .......................                290,000                 306,000                   --
     Common stock issued upon
       conversion of debentures .............................                264,000                    --                   75,000


See accompanying notes.

                            Chaparral Resources, Inc.

           Consolidated Statements of Changes in Stockholders' Equity


                                                                                         Capital
                                                             Common Stock               in Excess        Retained
                                                    ----------------------------         of Par          Earnings
                                                       Shares           Amount           Value           (Deficit)        Total
                                                    --------------------------------------------------------------------------------

Balance at November 30, 1993 ................       14,923,625     $  1,492,000     $  9,202,000     $ (8,527,000)     $  2,167,000
Warrants exercised for capital
   stock ....................................          650,625           65,000          195,000             --             260,000
Conversion of debentures for
   capital stock ............................          200,067           20,000           55,000             --              75,000
Capital stock issued for services ...........            8,000            1,000            6,000             --               7,000
Net loss ....................................             --               --               --           (474,000)         (474,000)
                                                  ------------      -----------      -----------     ------------       -----------
Balance at November 30, 1994 ................       15,782,317        1,578,000        9,458,000       (9,001,000)        2,035,000
Warrants exercised for capital
   stock ....................................          265,375           27,000           67,000             --              94,000
Capital stock issued for
   investment in affiliate ..................        4,400,000          440,000        2,722,000             --           3,162,000
Capital stock issued for services ...........           12,500            1,000            9,000             --              10,000
Capital stock issued for
   employee and director bonuses ............           24,000            2,000           15,000             --              17,000
Debt issuance costs--stock
   warrants issued ..........................             --               --            306,000             --             306,000
Net loss ....................................             --               --               --           (704,000)         (704,000)
                                                  ------------      -----------      -----------     ------------       -----------
Balance at November 30, 1995 ................       20,484,192        2,048,000       12,577,000       (9,705,000)        4,920,000
Warrants exercised for capital
   stock ....................................          857,325           86,000          230,000             --             316,000
Conversion of debentures for
   capital stock ............................          600,000           60,000          204,000             --             264,000
Capital stock issued for
   acquisition of additional
   interest in CAP-G ........................        1,585,000          159,000        1,674,000             --           1,833,000
Capital stock issued in private
   placement ................................       14,000,000        1,400,000        5,507,000             --           6,907,000
Debt issuance costs--stock
   warrants issued ..........................             --               --            290,000             --             290,000
Net loss ....................................             --               --               --         (2,416,000)       (2,416,000)
                                                  ------------      -----------      -----------     ------------       -----------
Balance at November 30, 1996 ................       37,526,517     $  3,753,000     $ 20,482,000     $(12,121,000)     $ 12,114,000
                                                  ============      ===========      ===========     ============       ===========

See accompanying notes.

                            Chaparral Resources, Inc.

                   Notes to Consolidated Financial Statements

                                November 30, 1996


1. Summary of Significant Accounting Policies

Organization

Chaparral Resources, Inc. was incorporated in the state of Colorado on January 13, 1972, principally to engage in the exploration, development and production of oil and gas properties. During 1996, Chaparral Resources, Inc. focused substantially all of its efforts on the exploration and development of the Karakuduk Field, located in the central Asian Republic of Kazakstan.

Principles of Consolidation and Basis of Presentation

The November 30, 1996 consolidated financial statements include the accounts of Chaparral Resources, Inc. and its 90% owned subsidiary, Central Asian Petroleum (Guernsey) Limited ("CAP-G") (see Note 3). Hereinafter, Chaparral Resources, Inc. and CAP-G are collectively referred to as "the Company." CAP-G has a fiscal year end of December 31. All significant intercompany transactions have been eliminated.

In 1995, the Company's ownership in CAP-G increased from 25% to 45%. The Company accounted for its investment in CAP-G on the equity method in the 1994 and 1995 financial statements.

CAP-G owns a 50% interest in Karakuduk-Munay, Inc. ("KKM"), a Kazakstan Joint Stock Company, which is a participant in an agreement for the exploration, development and production of oil in the Karakuduk Field. CAP-G, and therefore the Company, beginning in 1996 when the Company's ownership in CAP-G exceeded 50%, accounts for its investment in KKM using proportionate consolidation.

The 1994 consolidated financial statements include the accounts of Chaparral Resources, Inc. and its 87% owned joint venture, Reservoir Creek Gathering System. All significant intercompany transactions have been eliminated. On April 15, 1995, Chaparral Resources, Inc. sold its 87% interest in this joint venture.

Cash and Cash Equivalents

Cash equivalents are defined as highly liquid investments purchased with an original maturity of three months or less.

                            Chaparral Resources, Inc.

1. Summary of Significant Accounting Policies (continued)

Oil and Gas Property and Equipment

The Company uses the full cost method of accounting for its oil and gas properties. All costs incurred directly associated with the acquisition, exploration and development of oil and gas properties are capitalized in cost pools for each country in which the Company operates. The limitation on such capitalized costs is determined in accordance with rules specified by the Securities and Exchange Commission. Capitalized costs are depleted using the units of production method.

Sales of Proved Oil and Gas Property

Sales of oil and gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized unless such adjustments significantly alter the relationship between capitalized costs and proved reserves of oil and gas. A significant alteration would not ordinarily be expected to occur for sales involving less than 25% of the reserve quantities of a given cost center. If gain or loss is recognized on such a sale, total capitalized costs within the cost center are allocated between the reserves sold and reserves retained on the same basis used to compute amortization, unless there are substantial economic differences between the properties sold and those retained, in which case capitalized costs are allocated on the basis of the relative fair values of the properties.

Oil and Gas Properties Not Subject to Depletion

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

                            Chaparral Resources, Inc.

1. Summary of Significant Accounting Policies (continued)

Depreciation of Other Property and Equipment

Furniture, fixtures and equipment are depreciated using the straight-line method over estimated useful lives which range from three to ten years.

Administrative Overhead Reimbursement

The Company, as operator of drilling and/or producing properties, was reimbursed by the nonoperators for administration, supervision, office services and warehousing costs on an annually adjusted fixed rate basis per well per month. These charges are applied as a reduction of general and administrative expenses for purposes of the statement of operations.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") Statement No. 109, Accounting for Income Taxes, which require that taxes be provided on the liability method based upon the tax rate at which items of income and expense are expected to be settled in the Company's tax return.

Earnings Per Common Share

Earnings (loss) per common and common equivalent share is based on the weighted average number of shares outstanding. Fully diluted earnings per share are not presented because the exercise of stock warrants would be antidilutive.

New Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets to be disposed of. The Company will adopt Statement No. 121 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

                                        Chaparral Resources, Inc.

1. Summary of Significant Accounting Policies (continued)

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 is applicable for fiscal years beginning after December 15, 1995 and gives the option to follow either fair value accounting or Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations.

The Company has elected to continue to follow APB 25 and related Interpretations in accounting for outstanding stock options. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized. However, the Company will be required to provide fair value disclosures relating to stock options effective with the year ending November 30, 1997.

Fair Value of Financial Instruments

All of the Company's financial instruments, including cash and cash equivalents, trade receivables, notes receivable, and notes payable, have fair values which approximate their recorded values as they are either short-term in nature or carry interest rates which approximate market rates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The ability of KKM to realize the carrying value of its assets is dependent on being able to extract, transport and market hydrocarbons. Currently, exports from the Republic of Kazakstan are restricted since they are dependent on limited transport routes and, in particular, access to the Russian pipeline system. Access to such routes is currently restricted. Domestic markets in the Republic of Kazakstan currently do not permit world market price to be obtained. Management believes, however, that over the life of the project, transportation restrictions will be alleviated and prices will be achievable for hydrocarbons extracted to allow full recovery of the carrying value of its assets.

                            Chaparral Resources, Inc.

2. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 1996, substantially all of the Company's assets are invested in the development of the Karakuduk Field, a shut-in oil field in the central Asian Republic of Kazakstan, which will require significant additional funding.

The Company has incurred recurring operating losses and has no operating assets which are presently generating cash to fund its operating and capital requirements. The Company does not anticipate that its current cash reserves and cash flow from operations will be sufficient to meet its capital requirements through fiscal 1997. Should the Company not meet its capital requirements under the license agreement to develop the Karakuduk Field, the Company's rights under the agreement may be terminated. The Company believes that additional financing will be available; however, there is no assurance that additional financing will be available, or if available, that it can be obtained on terms favorable or affordable to the Company.

The Company has a 45% beneficial interest in KKM, which owns 100% of the right to develop the Karakuduk Field (Note 4). The Company's continued existence as a going concern is dependent upon the success of future operations, which is, in the near term, dependent on the successful financing and development of the Karakuduk Field, of which there is no assurance.

On February 1, 1997, KKM was informed that a Kazakstan Presidential Edict had been issued announcing the liquidation of Munaygaz, the government-owned company which holds a 20% interest in KKM. As a result of this action, KKM was unable to complete its re-registration as required by Kazakstan regulations, resulting in the risk that applicable judicial bodies could initiate legal proceedings to declare KKM invalid, which could lead to liquidation. Management of the Company believes, based on verbal assurances from Kazakstan authorities, the Kazakstan government will allow the assignment of the Munaygaz interests and allow the re-registration to occur and that KKM will not be declared invalid.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                            Chaparral Resources, Inc.

3. Acquisition of Additional Interest in CAP-G

In September 1994, the Company acquired a 25% interest in CAP-G, with headquarters in Ankara, Turkey. CAP-G has a 50% interest in KKM, which owns 100% of the right to develop the Karakuduk Field.

In April 1995, the Company acquired all of the stock of Central Asian Petroleum, Inc. ("CAP-D"), in exchange for 4,400,000 shares of the Company's common stock. Of the 4,400,000 shares issued, 4,250,000 shares were to be held in escrow and released from time to time in connection with the development of the Karakuduk Field. Of the shares held in escrow, 3,000,000 shares have been released and delivered. As a result of the acquisition, the Company's beneficial interest in CAP-G increased to 45%.

During 1996, the Company acquired an additional 45% interest in CAP-G from various entities, increasing the Company's ownership interest in CAP-G to 90% and its beneficial interest in KKM to 45%. Total consideration for this acquisition was approximately $6,058,000, consisting of $3,481,000 in cash, $1,833,000 from the issuance of 1,585,000 shares of its common stock and a purchase commitment for the remaining $744,000. The Company paid $200,000 of this commitment in December 1996. The Company was to pay the remaining amount on or before March 11, 1997. The Company is currently negotiating to obtain an extension of the due date of the remaining payment. The Company has accounted for this increase in ownership percentage in CAP-G under the purchase method of accounting, and has allocated substantially all the purchase price to the Karakuduk Field.

The Company has the option to acquire the remaining 10% interest of CAP-G shares for an additional $1,625,000 and 200,000 shares of the Company's common stock at any time following completion of the initial purchase, and prior to December 11, 1997.

4. Oil and Gas Properties--Full Cost

KKM has undertaken certain appraisal and feasibility work in 1996 in order to ascertain the most appropriate future development and drilling program for the Karakuduk Field in Kazakstan. The results are still being analyzed. Until the future program has been agreed upon, no additional development work or hydrocarbon production will occur. The estimated future development expenditure is significant in order to ascertain the quantities of proved reserves attributable to the Karakuduk Field.

All costs capitalized related to the Karakuduk license are included in oil and gas properties not subject to depletion.

                                                       Chaparral Resources, Inc.

4. Oil and Gas Properties--Full Cost (continued)

Management fees related to salary costs of individuals directly associated with exploration activity on the Karakuduk Field have been capitalized along with the license acquisition costs and geological and geophysical expenditures. No basis for allocation of other overhead costs has been developed by the management of KKM and hence such overhead costs are expensed as incurred.

While the future ability of the Company to export hydrocarbons and therefore realize world market prices is uncertain under current restricted transport options in the Republic of Kazakstan, management believes that over the life of the project as a whole, future cash flows justify the carrying amount of the oil and gas properties. Therefore, no impairment provision has been reflected in these financial statements.

5. Long-Term Debt

Long-term obligations at November 30, 1996 consisted of convertible notes payable to private corporations and individuals in the amount of $1,350,000. Of the $1,350,000, $1,000,000 was received from two private companies, one of which is a beneficial owner of over 5% of the outstanding common stock of the Company. Under the terms of the notes, the Company agreed to add two directors selected by the private companies to the Company's Board of Directors. The notes are due on the earlier of May 31, 1998 or the third business day following the receipt by the Company of any proceeds from one of the following sources: (1) the sale or issuance of its securities, or (2) any debt financing provided or guaranteed by the Overseas Private Investment Corporation or other governmental entity. Interest is payable monthly at a rate of 8%.

As additional consideration for these notes, the Company issued to the holders, warrants to purchase 337,500 shares of the Company's common stock at $.25 per share, exercisable at any time, but no later than November 30, 1999. The notes have been discounted by the fair value of the warrants. The discount will be amortized over the life of the notes. The following is a summary of the notes payable at November 30, 1996:

     Notes payable                           $1,350,000
     Less unamortized discount                  244,000
                                             ----------
                                             $1,106,000
                                             ==========

                            Chaparral Resources, Inc.

5. Long-Term Debt (continued)

The notes are subject to a provision whereby, if they are not repaid by May 31, 1997, the Company will issue 135,000 additional warrants to the holders. Furthermore, if the notes are not repaid before November 30, 1997, the Company is required to issue 270,000 additional warrants to the holders.

Aggregate maturities of long-term debt as of November 30, 1996 are as follows:

1997                                                  $  --
1998                                                  1,350,000

During 1995, the Company issued a note payable to a private corporation in the amount of $750,000. As additional consideration for this note, the Company issued to the holder warrants to purchase 500,000 shares of the Company's common stock, and to a private corporation, as a finder's fee, warrants to purchase 200,000 shares, at $.25 per share, exercisable at any time, but no later than October 30, 1998. The note was discounted by the difference between the market value of the Company's common stock on the date of issuance and the exercise price of the warrants. During 1996, the note was repaid by the Company at the face value of $750,000. The Company has recorded an extraordinary loss on extinguishment of debt for the unamortized discount of approximately $237,000.

6. Common Stock and Stock Warrants

Stock Warrant Plan

During 1989, the Board of Directors approved a stock warrant plan for key employees and directors. The Company has reserved 1,175,000 shares of its common stock for issuance under the plan. Warrants must be granted and exercised within a 10-year period ending April 30, 1999. The exercise price must be at least equal to the fair market value of the Company's common stock on the date of grant.

Immediately following approval of the plan by the Board of Directors, warrants for 1,175,000 shares were granted with an exercise price of $.28 per share. The plan was approved in 1990 by the Company's stockholders. Warrants for 225,000 and 100,000 shares were exercised for values of $63,000 and $28,000 during 1996 and 1995, respectively.

                            Chaparral Resources, Inc.

6. Common Stock and Stock Warrants (continued)

Stock Offering

During 1994, 650,625 of the warrants issued in the Company's 1993 private placement were exercised for the purchase of shares of common stock. The exercise price was $.40 per share, for a total of $260,000.

During 1995, 165,375 of the warrants issued in the private placement were exercised for the purchase of shares of common stock. The exercise price was $.40 per share, for a total of $66,000.

During 1996, 632,325 of the warrants issued in the private placement were exercised at an exercise price of $.40 per share, for a total of $252,930. As of November 30, 1996, all warrants issued in connection with the 1993 private placement have been exercised.

During 1996, the Company sold 14,000,000 shares of common stock in a private placement at a price of $.50 per share. In connection with the private placement, the Company issued warrants to purchase 1,022,000 shares to the sales agent as a commission, at an exercise price of $.25 per share. As of November 30, 1996, no warrants have been exercised.

The following table summarizes all stock purchase warrant activity for the year ended November 30, 1996:

                                                     Number of         Exercise
                                                      Stock              Price
                                                     Warrants            Range
                                                    ----------------------------

     Outstanding, November 30, 1995 .............    2,407,325        $.25 - $.40
     Granted ....................................    1,439,500        $.25 - $.40
     Exercised ..................................     (857,325)       $.28 - $.40
                                                    ----------         ----------
     Outstanding, November 30, 1996 .............    2,989,500        $.25 - $.28
                                                    ==========         ==========

                            Chaparral Resources, Inc.

7. Income Taxes

The following is a summary of the provision for income taxes:

                                                  Year ended November 30
                                           -------------------------------------
                                              1996          1995         1994
                                           -------------------------------------

Income taxes (benefit) computed
  at federal statutory rate ..........    $(762,000)    $(241,000)    $(161,000)
Change in asset valuation
  allowance ..........................      848,000       298,000       256,000
Other ................................      (86,000)      (57,000)      (95,000)
                                          ---------      --------     ---------
Income taxes .........................    $    --       $    --       $    --
                                          =========      ========     =========

The components of the Company's deferred tax assets and liabilities under FASB No. 109 are as follows:

                                              Year ended November 30
                                       -------------------------------------
                                          1996          1995         1994
                                       -------------------------------------
Deferred tax assets:
  Net operating loss
     carryforwards ................   $ 4,958,000    $ 4,131,000    $ 3,934,000
  Full cost pool capitalization ...       267,000        246,000        145,000
  Valuation allowance .............    (5,225,000)    (4,377,000)    (4,079,000)
                                      -----------     ----------     ----------
Deferred tax assets ...............   $      --      $      --      $      --
                                      ===========     ==========     ==========

There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards due to the fact that the realization of the related tax benefits is not considered likely.

At November 30, 1996, the Company has tax loss carryforwards of approximately $14,500,000 available to offset future taxable income. These carryforwards will expire at various times between 1997 and 2011. The Company has issued a significant number of shares of common stock during the year ended November 30, 1996 and has also issued warrants. The Company is also currently negotiating for additional capital which, if successful, will require additional shares of stock to be issued. The changes in ownership may significantly restrict the use of net operating loss carryforwards. At November 30, 1996, unused statutory depletion

                            Chaparral Resources, Inc.

7. Income Taxes (continued)

carryforwards, which have unlimited duration, are approximately $567,000. The unused investment tax credit carryover was approximately $86,000 at November 30, 1996 and expires through 2000. The loss carryforward at November 30, 1996 for financial reporting purposes is approximately $11,264,000. The difference between the loss carryforward for financial reporting and income tax purposes results principally from the difference in book and tax basis of oil and gas properties.

8. Related Party Transactions

The Company paid a director $24,000 during 1995 and 1994 for public relations consulting services.

During 1996, the Company paid a basic consulting fee of approximately $500,000 to MD Petroleum ("MDI"), a private company of which the stockholders include two directors of the Company, for assistance in seeking means for meeting the Company's funding obligation for the Karakuduk Project.

The Company leased office space under a noncancelable operating lease which expired on March 31, 1997. Beginning April 1, 1997, the Company leases office space with MDI at a rate of approximately $2,000 per month. This lease expires in November 1997.

Net rent expense was $46,000 for 1996,  $36,000 for 1995,  and $37,000 for 1994.
Related party sublease income included in rent expense was $6,000 for 1994. There was no sublease income in 1995 or 1996.

9. Major Customers

The Company is presently engaged in exploration for and development of oil and gas. The Company sells its production under contracts with various purchasers, with certain domestic purchasers accounting for sales of 10% or more per year as follows:

          1996                            32%
          1995                            16%
          1994                            15%, 13% and 11%

                            Chaparral Resources, Inc.

10. Royalty Participation Plan

During 1982, the Company adopted a Royalty Participation Plan for the employees of the Company. Under the plan, the Company may contribute to a trust fund, royalty interests acquired by the Company together with any proceeds of production received by the Company which are attributable to such royalty interests. The net income of the trust fund will be distributed yearly to the participants based on years of service and position in the Company. Distributions were $12,000 for 1996, $12,000 for 1995 and $10,000 for 1994.

In February  1997,  as part of the  severance  agreement  with the former  Chief
Executive Officer of the Company (see Note 14), the Company assigned its interest in the Royalty Participation Plan to the former Chief Executive Officer.

11. Accrued Compensation

On August 19, 1996, the Company's Board of Directors awarded the former Chief Executive Officer and the former Vice President of the Company cash bonuses totaling $210,000 as recognition for past and present services to be used to exercise certain warrants granted in connection with the Company's 1989 Stock Warrant Plan. These bonuses will not become payable until the earlier of (i) completion of a sale or farmout by the Company of all or a portion of its interest in the Karakuduk Project, or (ii) the date when the Company makes a public disclosure of a sale or farmout of the Karakuduk Project.

In connection with the appointment of Mr. Howard Karren as the Chairman of the Board of Directors of the Company during fiscal 1996, the Company agreed to transfer to Mr. Karren, or his designee, 350,000 shares of restricted stock of the Company at a future date selected by Mr. Karren. The Company has recorded accrued compensation for this transaction in the amount of $175,000.

12. Defined Contribution Plans

Effective December 31, 1990, the Company adopted a new defined contribution plan (the "Plan") which covers all full-time eligible employees. Contributions are determined as a percent of each covered employee's salary and are funded as accrued. Plan contributions for the Company were $27,000 in 1995 and $26,000 in 1994, of which $20,000 in 1995 and $20,000 in 1994 was attributable to the President of the Company.

                            Chaparral Resources, Inc.

12. Defined Contribution Plans (continued)

The Company also adopted a 401(k) plan covering all full-time employees, effective January 1, 1991. Employee contributions are in the form of salary reductions up to the maximum percentage allowable under the Internal Revenue Code. There are no employer matching contributions. During 1996, the Plan merged into the 401(k) plan; as such, there were no contributions made by the Company during 1996.

13. Commitments and Contingencies

Under the terms of the license agreement, approved by the Ministry of Oil and Gas Industries of the Republic of Kazakstan, granting KKM the right to develop the Karakuduk Field, KKM has committed to minimum capital expenditures of approximately $10 million by August 31, 1997, $35 million by August 31, 1998 and $12 million by August 31, 1999.

14. Subsequent Events

Issuance of Note Payable

On December 6, 1996, the Company entered into a $500,000 note payable agreement with a private company. The note is due by May 29, 1998, or the third business day following the Company's receipt of a minimum of $1,850,000 from one of the following sources: (1) the sale or issuance of its securities; (2) any debt financing provided or guaranteed by the Overseas Private Investment Corporation or other governmental entity; (3) the sale or farmout of assets for cash; or (4) any other form of financing. Interest is payable monthly at a rate of 8%. In connection with the issuance of this note, the Company issued warrants to purchase 125,000 shares of the Company's common stock to the holder. The exercise price of the warrants is $.25 per share, exercisable at any time, but no later than November 30, 1999. The note is also subject to a provision whereby, if the note is not repaid by May 31, 1997 and November 30, 1997, the Company is required to issue 50,000 and 100,000 additional warrants, respectively, to the holder.

Severance Agreement

Paul V.  Hoovler,  the former  Chief  Executive  Officer  and  President  of the
Company, entered into a severance agreement ("Agreement") with the Company effective February 12, 1997. Pursuant to the Agreement, Mr. Hoovler receives his salary and unpaid vacation time accrued through February 12, 1997. Also, the

                            Chaparral Resources, Inc.

14. Subsequent Events (continued)

Company agreed to amend the Company's 1989 Stock Warrant Plan to enable Mr. Hoovler to transfer the warrants granted to him in 1996 to a member of his family or a trust created by him.

Further, Mr. Hoovler was granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.85 per share, for a period of four years, and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.25 per share that become exercisable on January 1, 1998, and remain exercisable for a period of four years from such date.

Also, pursuant to the Agreement, the Company agreed to assign to Mr. Hoovler, or an entity controlled by Mr. Hoovler, the existing overriding royalty interest ("ORRI") that the Company holds in approximately 89 wells. Such assignment will be for a three-year period. In exchange for the assignment, Mr. Hoovler agreed to pay a former employee of the Company 10% of the net revenues received from such ORRI during the three-year period.

Uzbekistan Project

The Company has been negotiating an agreement pursuant to which the Company would acquire 100% of the issued and outstanding capital stock of MDI. At the time of the acquisition, the only asset that MDI would have would be a 5% interest in a joint venture that Enron Oil & Gas Uzbekistan, Ltd. is attempting to negotiate for the development of natural gas fields in Uzbekistan. It is currently contemplated that if the agreement is consummated, the Company would issue MDI's stockholders an as of yet undetermined number of shares of the Company's common stock in exchange for their MDI shares. On January 8, 1997, the Company agreed to issue 180,000 shares of the Company's common stock in consideration for the exclusive right, until July 7, 1997, to acquire MDI. The Company also granted Enron Oil & Gas Uzbekistan, Ltd. registration rights with respect to the 180,000 shares. In the interim, the principal shareholders of MDI have agreed that if the Company does not acquire MDI by July 7, 1997, the principal stockholders will transfer 180,000 shares of the Company's common stock owned by them to the Company to replace the 180,000 shares issued by the Company to Enron Oil & Gas Uzbekistan, Ltd.

                            Chaparral Resources, Inc.

14. Subsequent Events (continued)

Sale of Domestic Oil and Gas Properties

Effective January 1, 1997, the Company entered into an agreement to sell its domestic oil and gas properties for a sales price of approximately $270,000. Accordingly, the Company's domestic oil and gas properties have been classified as oil and gas properties under agreement for sale in the balance sheet at November 30, 1996.

            Supplemental Information - Disclosures About Oil and Gas
                        Producing Activities - Unaudited

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and Statement of Financial Accounting Standards ("SFAS") No. 69, Disclosures About Oil and Gas Producing Activities.

As discussed in Note 14, the Company entered into an agreement effective January 1, 1997 to sell its domestic oil and gas properties. Accordingly, the Company's domestic oil and gas properties have been classified as oil and gas properties under an agreement for sale at November 30, 1996 and no disclosures for proved reserves or future cash flows have been made at November 30, 1996. In addition, because of the uncertainties surrounding the development of the Karakuduk Field, no proved reserves have been attributed to the field.

The following estimates of reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and the changes may be significant. All of the Company's proved reserves are located in the United States.

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

            Supplemental Information - Disclosures About Oil and Gas
                  Producing Activities - Unaudited (continued)

                      Proved Oil and Gas Reserve Quantities
                         (All Within the United States)


                                                            Oil          Gas
                                                          reserves     reserves
                                                           (bbls.)      (Mcf.)
                                                         -----------------------

Balance November 30, 1993 ..........................      141,748     2,305,142
Revisions of previous estimates ....................         (125)     (455,946)
Sales of reserves ..................................      (20,392)      (95,714)
Extensions, discoveries and other additions ........        1,745     1,700,289
Production .........................................      (11,286)     (159,041)
                                                       ----------    ----------
Balance November 30, 1994 ..........................      111,690     3,294,730
Revisions of previous estimates ....................       (1,438)      (98,536)
Sales of reserves ..................................      (36,425)      (10,228)
Extensions, discoveries and other additions ........          582         9,375
Production .........................................       (8,224)     (132,924)
                                                       ----------    ----------
Balance November 30, 1995 ..........................       66,185     3,062,417
Revisions of previous estimates ....................      (58,749)       18,703
Sales of reserves ..................................         (531)      (34,417)
Extensions, discoveries and other additions ........          267         6,638
Production .........................................       (1,737)      (96,906)
Transfer to oil and gas properties under agreement
   for sale ........................................       (5,435)   (2,956,435)
                                                       ----------    ----------
Balance November 30, 1996 ..........................         --            --
                                                       ==========    ==========

Proved developed reserves:
   November 30, 1994 ...............................       52,740     1,103,203
   November 30, 1995 ...............................        7,235       870,890
   November 30, 1996 ...............................         --            --


            Supplemental Information - Disclosures About Oil and Gas
                  Producing Activities - Unaudited (continued)

            Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves


                                                Year ended November 30
                                       -----------------------------------------
                                           1996          1995           1994
                                       -----------------------------------------

Future cash inflows ..............   $        --     $ 3,449,000    $ 5,041,000
Future production and development
   costs .........................            --      (2,478,000)    (3,051,000)
Future income tax expenses .......            --            --             --
                                       -----------    ----------     ----------
Future net cash flows ............            --         971,000      1,990,000
10% annual discount for estimated
   timing of cash flows ..........            --        (544,000)      (907,000)
                                       -----------    ----------     ----------
Standardized measure of discounted
   future net cash flows .........   $        --     $   427,000    $ 1,083,000
                                       ===========    ==========     ==========

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                  Year ended November 30
                                        ----------------------------------------
                                            1996          1995           1994
                                        ----------------------------------------

Beginning balance ..................   $   427,000    $ 1,084,000    $ 1,360,000
Expenditures which reduced future
   development costs ...............          --           (3,000)      (146,000)
Acquisition of proved reserves .....          --             --             --
Sale of proved reserves ............       (54,000)       (81,000)      (102,000)
Sales and transfers of oil and gas
   produced, net of production costs      (110,000)      (140,000)      (143,000)
Net increase (decrease) in price ...       860,000       (593,000)      (568,000)
Net decrease in costs ..............          --          247,000          3,000
Extensions and discoveries .........        17,000        165,000        526,000
Revisions of previous quantity
   estimates .......................       (91,000)       (38,000)      (214,000)
Accretion of discount ..............        99,000        108,000        136,000
Effect of change in timing and other       253,000       (322,000)       232,000
Transfer to oil and gas properties
   under agreement for sale ........    (1,401,000)          --             --
                                       -----------     ----------     ----------
Ending balance .....................   $      --      $   427,000    $ 1,084,000
                                       ===========     ==========     ==========

            Supplemental Information - Disclosures About Oil and Gas
                  Producing Activities - Unaudited (continued)


      Standardized Measure of Discounted Future Net Cash Flows and Changes
           Therein Relating to Proved Oil and Gas Reserves (continued)

                                                  Year ended November 30
                                          --------------------------------------
                                              1996           1995          1994
                                          --------------------------------------
Costs Incurred
Property acquisition costs--
   unproved leases ....................   $      --     $      --     $     7,000
Property acquisition costs--
   proved properties ..................          --          30,000        37,000
Exploration costs .....................                        --            --
Development costs .....................          --          30,000       146,000

Production Costs
Lease operating expense ...............   $    26,000   $    95,000   $   176,000
Production tax ........................        11,000        20,000        56,000
                                          -----------    ----------   -----------
                                          $    37,000   $   115,000   $   232,000
                                          ===========    ==========   ===========

Other Information
Net revenue (revenue less production
   costs, ad valorem and severance
   taxes) .............................   $   110,000   $   140,000   $   142,000
Amortization per equivalent barrel
   of production* .....................          1.40          2.33          3.18
Price per bbl. (oil) ..................         17.53         14.27         12.75
Production cost per bbl. (oil) ........          2.13          6.34          8.21
Price per Mcf. (gas) ..................          1.17          1.02          1.44
Production cost per Mcf. (gas) ........           .34           .47           .86
Price per net equivalent bbl.* ........          8.22          8.33          9.86
Production cost per net equivalent bbl           2.07          3.78          6.06


*   Natural gas converted to equivalent barrels using conversion ratio of 6:1.

            Supplemental Information - Disclosures About Oil and Gas
                  Producing Activities - Unaudited (continued)


      Standardized Measure of Discounted Future Net Cash Flows and Changes
           Therein Relating to Proved Oil and Gas Reserves (continued)

                                                 Year ended November 30
                                          --------------------------------------
                                              1996       1995        1994
                                          --------------------------------------
Present value of proved reserves:
Proved developed ......................  $     --     $  266,000   $  650,000
Proved undeveloped ....................        --        161,000      433,000
                                          ----------   ---------    ---------
Total .................................  $     --     $  427,000   $1,083,000
                                          ==========   =========    =========

Future net revenues of proved reserves:
  Proved developed ....................  $     --     $  383,000   $  950,000
  Proved undeveloped ..................        --        588,000    1,040,000
                                          ----------   ---------   ----------
  Total ...............................  $     --     $  971,000   $1,990,000
                                          ==========   =========   ==========

                                 EXHIBIT INDEX

Exhibit        Description                                              Page No.
-------        -----------                                              --------

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

   2.3  Amendment   to   Stock   Acquisition   Agreement   and   Plan  of   N/A
        Reorganization  dated March 10, 1996 between Chaparral Resources,
        Inc., and the Shareholders of Central Asian Petroleum, Inc.

   3.1  Restated Articles of Incorporation  and Amendments,  incorporated   N/A
        by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

   3.2  Articles of Amendment to the Restated  Articles of  Incorporation   N/A
        dated April 20, 1988, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

   3.3  Bylaws, as amended through January 3, 1997.

   3.4  Articles of Amendment to the Restated  Articles of  Incorporation   N/A
        and Amendments dated June 21, 1995, incorporated by reference to Exhibit B to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

   3.5  Articles of Amendment to the Restated  Articles of  Incorporation   N/A
        and Amendments dated July 17, 1996, incorporated by reference to Exhibit 3.5 to the Company's Registration Statement No. 333-7779.

   10.1 Royalty  Participation Plan dated June 15, 1982,  incorporated by   N/A
        reference to Exhibit 10.1 to the Company's  Annual Report on Form
        10-K for the fiscal year ended November 30, 1993.

   10.2 Chaparral  Resources,  Inc. 1989 Stock Warrant Plan effective May   N/A
        1, 1989, incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

   10.3 Target Benefit Plan effective  December 1, 1990  incorporated  by   N/A
        reference to Exhibit 10.9 to the Company's  Annual Report on Form
        10-K for the fiscal year ended November 30, 1991.

   10.4 Deferred  Compensation and Death Benefit Plan as amended November   N/A
        15, 1991 incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

   10.5 Promissory Note dated November 1, 1995 from Chaparral  Resources,   N/A
        Inc., to Brae Group,  Inc.,  incorporated by reference to Exhibit
        10.1 to the Company's  Current  Report on Form 8-K dated November
        1, 1995.

   10.6 Purchase Agreement, dated effective January 12, 1996, between the   N/A
        Company  and  Guntekin   Koksal   (purchase   of  CAP-G   shares)
        incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

   10.7 Letter Agreement,  dated January 3, 1996, between the Company and   N/A
        certain stockholders of Darka Petrol Ticaret Ltd. Sti., together with Exhibits A--E, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on From 10-K for the fiscal year ended November 30, 1995.

   10.8 Amendment,  effective  March 4,  1996,  to the  Letter  Agreement   N/A
        revising the terms pursuant to which the Company is to acquire all shares of CAP(G) stock owned by Darka Petrol Ticaret Ltd.
        Sti., incorporated by reference to Exhibit 10.8 to the Company's Annual Report on From 10-K for the fiscal year ended November 30, 1995.

  10.9  Warrant  Certificate  entitling Allen & Company to purchase up to   N/A
        1,022,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 1, 1996.

  10.10 Consulting  Agreement  dated May 14, 1996 with M-D  International   N/A
        Petroleum, Inc., incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 333-7779.

  10.11 Promissory   Notes   and   Modification   of   Promissory   Notes   N/A
        incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K dated November 22, 1996.

  10.12 Amendment effective December 6, 1996 to Purchase Agreement dated effective January 12, 1996 between the Company and Guntekin Koksal.

  10.13 Severance Agreement dated February 12, 1997 between the Company and Paul V. Hoovler.

  10.14 Severance Agreement dated February 12, 1997 between the Company and Matthew R. Hoovler.

  10.15 Purchase and Sale Agreement effective January 1, 1997 between the Company and Conoco Inc.*

  10.16  Amendments to Chaparral Resources, Inc. Stock Warrant Plan.

  10.17 Agreement dated August 30, 1995 for Exploration Development and Production of Oil in Karakuduk Oil Field in Mangistan Oblast of the Republic of Kazakhstan between Ministry of Oil and Gas Industries of the Republic of Kazakhstan for and on Behalf of the Government of the Republic of Kazakhstan and Joint Stock Company of Closed Type Karakuduk Munay Joint Venture.

  10.18 License for the Right to Use the Subsurface in the Republic of Kazakhstan.

   16   Letter dated July 23, 1996 from Grant Thornton LLP confirming the   N/A
        circumstances pursuant to which Grant Thornton resigned as Registrant's principal independent accountants, incorporated by reference to Exhibit 16 to the Company's Current Report on Form
        8-K dated July 23, 1996.

   21   List of Subsidiaries of the Registrant.

   23.1 Consent of Grant Thornton LLP for S-8.

   23.2 Consent of Ernst & Young LLP for S-8.

   27   Financial Data Schedule.