Form 10-Q
period 1997-02-28
CHAPARRAL RESOURCES INC
filed 1997-04-18
CIK 19252

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________

Commission file number 0-7261

                            CHAPARRAL RESOURCES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                      84-0630863
-------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                        3400 Bissonnet Street, Suite 135
                              Houston, Texas 77005
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 664-0932
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

As of April 17, 1997, the Registrant had 37,526,517 shares of its $0.10 par value common stock issued and outstanding.

                                  PART 1 - SUMMARIZED FINANCIAL INFORMATION

                                          Chaparral Resources, Inc.

                                    Consolidated Statements of Operations

                                                 (Unaudited)

                                                                            For the Three Months Ended
                                                                            --------------------------
                                                                       February 28,             February 29,
                                                                           1997                     1996
                                                                       ------------             ------------
Revenue:
         Oil and gas sales                                             $     53,000             $     34,000
                                                                       ------------             ------------

Cost and expenses:
         Production costs                                                    18,000                     --
         Loss on sale of domestic oil and gas properties                     36,000                     --
         Depreciation and depletion                                            --                     16,000
         General and administrative                                         438,000                   84,000
                                                                       ------------             ------------
                                                                            492,000                  100,000
                                                                       ------------             ------------
(Loss) from operations                                                     (439,000)                 (66,000)

Other income (expenses):
         Interest income                                                     74,000                    2,000
         Interest expense                                                  (110,000)                 (19,000)
         Other, net                                                          43,000                    1,000
                                                                       ------------             ------------
                                                                              7,000                  (16,000)
                                                                       ------------             ------------
         Net (loss)                                                    $   (432,000)            $    (82,000)
                                                                       ------------             ------------

Earnings (loss) per common share                                       $     (0.012)            $     (0.004)
                                                                       ------------             ------------

Average number of outstanding shares                                     37,526,517               20,692,525
                                                                       ------------             ------------



See accompanying notes to financial statements


                                          Chaparral Resources, Inc.
                                         Consolidated Balance Sheets

                                                                                   February 28,
                                                                                      1997            November 30,
                                                                                   (Unaudited)           1996
                                                                                   -----------        ------------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                $    253,000        $    800,000
         Accounts receivable
           Joint interest participants                                                  11,000               8,000
           Oil and gas purchases                                                         3,000              53,000
         Prepaid expenses                                                               18,000              40,000
         Oil and gas properties under agreement for sale                                  --               306,000
                                                                                  ------------        ------------
            Total current assets                                                       285,000           1,207,000

PROPERTY AND EQUIPMENT - AT COST Oil and Gas Properties - full cost:
         Republic of Kazakstan (Karakuduk Field) not subject
           to depletion                                                             11,238,000          11,189,000
                                                                                  ------------        ------------
                                                                                    11,238,000          11,189,000

         Furniture, fixtures and equipment                                             334,000             441,000
         Less accumulated depreciation                                                  90,000             198,000
                                                                                  ------------        ------------
                                                                                       244,000             243,000
                                                                                  ------------        ------------
                                                                                    11,482,000          11,432,000

OTHER ASSETS
         Cash value of insurance and annuities                                                               8,000
         Due from Karakuduk-Munay, Inc.                                              2,561,000           2,012,000
         Equipment inventory                                                              --                 7,000
         Other                                                                          90,000              74,000
                                                                                  ------------        ------------
                                                                                     2,651,000           2,121,000
                                                                                  ------------        ------------
                                                                                  $ 14,418,000        $ 14,760,000
                                                                                  ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable
            Trade                                                                 $     30,000             278,000
             Joint interest participants - revenue                                        --                42,000
         Accrued liabilities                                                            45,000              91,000
         Accounts payable CAP-G shares                                                 544,000             744,000
                                                                                  ------------        ------------
            Total current liabilities                                                  619,000           1,155,000
                                                                                  ------------        ------------

LONG TERM OBLIGATIONS:
         Notes payable (including $1,000,000 to related party)                       1,642,000           1,106,000
         Accrued compensation                                                          385,000             385,000
                                                                                  ------------        ------------
                                                                                     2,027,000           1,491,000
STOCKHOLDERS' EQUITY
         Common stock - authorized, 100,000,000 shares of $.10 par value;
           issued and  outstanding,  37,526,517 and 37,526,517 shares at
           February 28, 1997 and November 30, 1996, respectively                     3,771,000           3,753,000
         Capital in excess of par value                                             20,554,000          20,482,000
         Preferred stock - authorized 1,000,000 shares as of
           February 28, 1997 and November 30, 1996 (no shares
           issued or outstanding)
         Retained earnings (deficit)                                               (12,553,000)        (12,121,000)
                                                                                  ------------        ------------
         Total stockholders' equity                                                 11,772,000          12,114,000
                                                                                  ------------        ------------

                  Total liabilities and stockholders' equity                      $ 14,418,000         $14,760,000
                                                                                  ============         ===========

See accompanying notes to financial statements




                                                     Chaparral Resources, Inc.

                                               Consolidated Statements of Cash Flows

                                                            (Unaudited)

                                                                                  For the Three Months Ended
                                                                                  --------------------------
                                                                                February 28,         February 29,
                                                                                   1997                 1996
                                                                                ------------         -----------
Cash Flows from operating activities
     Net (loss)                                                                 $(432,000)            $ (82,000)
     Adjustments to reconcile net (loss) to net cash
           used by operating activities:
           Depreciation and depletion                                                --                  16,000
           Amortization of note discount                                           36,000                32,000
           Loss on the sale of Domestic oil and gas property                       33,000
           Changes in assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable                                              47,000                60,000
                  Prepaid expenses                                                 22,000                 1,000
                  Other assets                                                     19,000                  --
              Increase (decrease) in:
                  Accounts payable                                               (445,000)              (56,000)
                  Accrued liabilities                                             (91,000)              (48,000)
                                                                                ---------             ---------
           Net cash (used in) operating activities                               (811,000)              (77,000)

Cash flows from investing activities:
     Additions to property and equipment                                           (1,000)               60,000
     Investment in foreign oil and gas properties                                    --                (616,000)
     Additions to Republic of Kazakstan (Karakuduk Field)                          49,000)
           not subject to depletion
     Advances to Karakuduk-Munay, Inc.                                           (549,000)
     Proceeds from sale of interest in oil & gas properties                       273,000                19,000
                                                                                ---------             ---------
           Net cash provided from (used in) investing activities                 (326,000)             (537,000)

Cash flows from financing activities:
     Proceeds from notes payable                                                  500,000               332,000
     Proceeds from sale of stock                                                   90,000                  --
                                                                                ---------             ---------
           Net cash provided by financing activities                              590,000               332,000
                                                                                ---------             ---------
           Net (decrease) in cash and cash equivalents                           (547,000)             (282,000)

Cash and cash equivalents at beginning of period                                  800,000               501,000
                                                                                ---------             ---------

Cash and cash equivalents at end of 1st quarter                                 $ 253,000             $ 219,000
                                                                                ---------             ---------



See accompanying notes to financial statements

                            CHAPARRAL RESOURCES, INC.

Notes to Consolidated Financial Information

Unaudited


(1) GENERAL

Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, for notes to the Company's year-end financial statements.

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

The November 30, 1996 balance sheet data is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

(3) Going Concern

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

The Company's current cash reserves and cash flow from operations will not be sufficient to meet the Company's capital requirements through fiscal 1997. While the Company believes that additional funds will be available from additional financing, there can be no assurance that such will be the case. There is also no assurance that additional financing, if available, can be obtained on terms favorable or affordable to the Company.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Liquidity and Capital Resources

         Previously, the Company's primary source of capital was from oil and gas sales from domestic properties. As of the end of the first quarter of 1997, all domestic properties have been sold or otherwise disposed. The only oil and gas interest of the Company at this time is as a result of the Company's investment in Karakuduk-Munay, Inc. (KKM) through Central Asian Petroleum Guernsey Limited (CAP-G). KKM is the joint venture in Kazakstan.

Due to the timing of the final payment of $543,750 related to the acquisition of an interest in CAP-G, current liabilities of $619,000 exceed the current assets of $285,000 at February 28, 1997, resulting in a current ratio of 0.46 to 1. Without the purchase payment obligation, the current ratio would be 3.8 to 1. The due date for the final payment on the acquisition of this interest has been extended to May 15, 1997.

Since the Karakuduk field is in the early stage of development, the field does not currently produce revenues sufficient to meet its cash outflow needs. The development of the Karakuduk field , through KKM, will require substantial amounts of additional capital. The terms of the KKM revised license require a work plan from the commencement of operations through August 31, 1997, of at least $10,000,000. Of this amount, approximately $4,500,000 has been expended to date and the Company's remaining share through August 31, 1997 is estimated at $5,500,000. Additional requirements exist for the year ending August 31, 1998.

The Company currently owns 90% of CAP-G, providing a 45% beneficial interest in the Karakuduk field. The Company has an option through December 11, 1997 to obtain the remaining 10% of CAP-G from an individual shareholder of CAP-G. Upon exercising this option, the Company will have a 50% beneficial interest in the Karakuduk field. The other 50% is owned by a Kazakstan government group and two Kazakstan joint stock companies.

The Company has raised capital to finance a portion of its obligations in connection with the acquisition of its interest in CAP-G and the development of the Karakuduk and to satisfy working capital needs in the short term. The Company plans to met its additional capital needs through debt or equity offerings, encumbering properties, entering into arrangements whereby certain costs of development will be paid by others to earn an interest in the properties, or sale of a portion of the Company's interest in the Karakuduk field. The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of the oil and gas business is uncertain due, in part, to instability in oil and gas pricing in recent years. The Company's small size and the early stage of development of the Karakuduk field may also increase the difficulty in raising needed financing. There can be no assurance that debt or equity financing anticipated to be necessary to continue to fund the Company's operations and obligations will be available to the

Company on economically acceptable terms, if at all. If sufficient funds cannot be raised to meet the continuing obligations with respect to the Karakuduk field development, the Company's interest in such property may be lost. Also, if sufficient funds cannot be raised to provide additional working capital, it is likely that the Company will not be able to continue operations.

The Company has no other material commitments for cash outlay and capital expenditures other than for normal operations.

(2) Results of Operations

     Three  Months Ended  February 28, 1997 vs. Three Months Ended  February 29,
1996

     The Company's operations resulted in a net loss of $432,000 for the three months ended February 28, 1997 compared to a net loss of $82,000 during the same period in 1996. Increases in general and administrative costs accounted for most of this change. This was the result of costs related to the acquisition and operation of the Company's beneficial interest in the Karakuduk field and financing and farmout operations related to the project. Interest expense increased from $19,000 to $110,000, or a 579% increase, as a result of the Company having obtained increased financing for the Karakuduk field. Interest income offset most of the interest expense, increasing from $2,000 to $74,000, or 3,700%.

The Company realized a loss on the sale of the Company's domestic oil and gas properties that totaled $36,000 in the first quarter of 1997. There was a $43,000 gain related to subsidiary billings of related party transactions.

                           PART II - OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Amendment dated April 14, 1997 to Purchase Agreement dated effective January 12, 1996, between the Company and Guntekin Koksal.

         27       Financial Data Schedule

(b) During the quarter for which this report is filed, the Company filed a Current Report on Form 8-K dated November 22, 1996 reporting:

         Item 5. Other Events

                  The Company reported borrowing $1,850,000 of interim financing and the resignation of a director and the appointment of a new director.

         Item 7. Financial Statements and Exhibits

            (a)  Financial Statements-- Not Applicable.

            (b)  Exhibits.

                 (3)  Promissory Notes and Modifications of Promissory Notes

(c) During the quarter for which this report is filed, the Company filed a Current Report on Form 8K dated January 16, 1997 reporting:

         Item 4. Changes in Registrant's Certifying Accountant

                  On January 16, 1997, the Company engaged Ernst & Young LLP as the Company's principal accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: April 17, 1997



                                     CHAPARRAL RESOURCES, INC.,
                                     a Colorado Corporation




                                     /s/  Howard Karren
                                     ------------------------------------------
                                     Howard Karren
                                     President and Principal Executive Officer





                                     /s/  Arlo G. Sorensen
                                     ------------------------------------------
                                     Arlo G. Sorensen, Chief Financial Officer
                                     and Principal Accounting Officer

                                  EXHIBIT INDEX


         10.1 Amendment dated April 14, 1997 to Purchase Agreement dated effective January 12, 1996, between the Company and Guntekin Koksal.

         27       Financial Data Schedule