Form 10-Q
period 1997-06-30
CHAPARRAL RESOURCES INC
filed 1997-08-15
CIK 19252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________

Commission file number 0-7261

                            CHAPARRAL RESOURCES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                     84-0630863
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                        3400 Bissonnet Street, Suite 135
                              Houston, Texas 77005
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 669-0932
               --------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

     As of August 14, 1997, the Registrant had 41,931,427 shares of its $0.10 par value common stock issued and outstanding.


                                 Part I - Summarized Financial Information


                                          Chaparral Resources, Inc.

                                    Consolidated Statements of Operations

                                                (Unaudited)


                                                    For the Three Months Ended      For the Six Months Ended
                                                    --------------------------      ------------------------
                                                       June 30,       May 31,        June 30,        May 31,
                                                        1997           1996            1997           1996
                                                        ----           ----            ----           ----
Revenue:
      Oil and gas sales                            $       --    $     47,000    $     52,000    $     81,000
                                                   ------------    ------------    ------------    ------------

Cost and expenses:
      Production costs                                     --             8,000          18,000           8,000
      Loss on sale of domestic oil
        and gas properties                                 --              --            36,000            --
      Depreciation and depletion                          1,000          23,000           1,000          39,000
      General and administrative                        558,000         265,000         950,000         349,000
                                                   ------------    ------------    ------------    ------------
                                                        559,000         296,000       1,005,000         396,000
                                                   ------------    ------------    ------------    ------------
(Loss) from operations                                 (559,000)       (249,000)       (953,000)       (315,000)

Other income (expenses):
      Interest income                                    11,000            --            84,000           2,000
      Interest expense                                  (25,000)           --          (130,000)        (28,000)
      Other, net                                           --            (9,000)         (1,000)          1,000
                                                   ------------    ------------    ------------    ------------
                                                        (14,000)         (9,000)        (47,000)        (25,000)
                                                   ------------    ------------    ------------    ------------
      Net (loss)                                   $   (573,000)   $   (258,000)   $ (1,000,000)   $   (340,000)
                                                   ------------    ------------    ------------    ------------

Earnings (loss) per common share                   $     (0.014)   $     (0.008)   $     (0.025)   $     (0.013)
                                                   ============    ============    ============    ============


Average number of outstanding shares                 40,693,950      32,729,967      40,693,950      26,711,246
                                                   ------------    ------------    ------------    ------------

See accompanying notes to financial statements.



                                                          2



                           Chaparral Resources, Inc.

                          Consolidated Balance Sheets

                                                      June 30,      November 30,
                                                  1997 (unaudited)      1996
                                                  ----------------      ----

ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                       $    313,000    $    800,000
   Accounts receivable
      Joint interest participants                          --             8,000
      Oil and gas purchasers                               --            53,000
   Prepaid expenses                                     101,000          40,000
   Oil and gas properties under
      agreement for sale                                   --           306,000
                                                   ------------    ------------
                                                        414,000       1,207,000
PROPERTY AND EQUIPMENT - AT COST
   Oil and Gas Properties - full cost:
   Republic of Kazakstan (Karakuduk Field)
      not subject to depletion                       12,087,000      11,189,000
                                                   ------------    ------------
                                                     12,087,000      11,189,000

   Furniture, fixtures and equipment                    265,000         441,000
   Less accumulated depreciation                         10,000         198,000
                                                   ------------    ------------
                                                        255,000         243,000
                                                   ------------    ------------
                                                     12,342,000      11,432,000
OTHER ASSETS
   Cash value of insurance and annuities                   --             8,000
   Due from Karakuduk-Munay, Inc.                     3,028,000       2,012,000
   Equipment inventory                                     --            27,000
   Other                                                112,000          74,000
                                                   ------------    ------------
                                                      3,140,000       2,121,000
                                                   ------------    ------------
                                                   $ 15,896,000    $ 14,760,000
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable
      Trade                                        $    263,000    $    278,000
      Joint interest participants - revenue                --            42,000
   Accrued liabilities                                   19,000          91,000
   Accounts payable CAP-G shares                        544,000         744,000
                                                   ------------    ------------
      Total current liabilities                         826,000       1,155,000
                                                   ------------    ------------
LONG TERM OBLIGATIONS:
   Notes payable (including
    $1,000,000 to related party)                      1,103,000       1,106,000
   Accrued compensation                                 210,000         385,000
                                                   ------------    ------------
                                                      1,313,000       1,491,000

STOCKHOLDERS' EQUITY
   Common stock - authorized,
    100,000,000 shares of $.10 par value;
    issued and outstanding, 41,931,427
    and 37,526,517 shares at June 30, 1997
    and November 30, 1996, respectively               4,193,000       3,753,000
   Capital in excess of par value                    22,815,000      20,482,000
   Preferred  stock -  authorized
     1,000,000 shares as of June 30, 1997
     and November 30, 1996 (no shares
     issued or outstanding)                                --              --
   Retained earnings (deficit)                      (13,251,000)    (12,121,000)
                                                   ------------    ------------
   Total shareholders' equity                        13,757,000      12,114,000
                                                   ------------    ------------
        Total liabilities and
         stockholders' equity                      $ 15,896,000    $ 14,760,000
                                                   ------------    ------------

See accompanying notes to financial statements.

                           Chaparral Resources, Inc.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                      For the Six Months Ended
                                                      ------------------------

                                                        June 30,      May 31,
                                                         1997          1996
                                                         ----          ----
Cash flows from operating activities
   Net (loss)                                        $(1,000,000)   $  (340,000)
   Adjustments to reconcile net (loss) to
    net cash used by operating activities:
      Depreciation and depletion                           1,000         38,000
      Amortization of note discount                       62,000           --
      Loss on the sale of Domestic oil
       and gas property                                   33,000           --
      Changes in assets and liabilities:
        (Increase) in:
          Accounts receivable                             10,000         12,000
          Prepaid expenses                               (71,000)          --
          Other assets                                   (11,000)          --
        Increase (decrease) in:
          Accounts payable                               (13,000)       (67,000)
          Accrued liabilities                           (228,000)       (40,000)
                                                     -----------    -----------
      Net cash (used in) operating activities         (1,217,000)      (397,000)

Cash flows from investing activities:
   Additions to property and equipment                   (14,000)       (48,000)
   Investment in foreign oil and gas properties             --       (1,631,000)
   Additions to Republic of Kazakstan
     (Karakuduk Field) not subject to
     depletion                                          (882,000)    (2,889,000)
   Advances to Karakuduk-Munay, Inc.                  (1,016,000)          --
   Proceeds from sale of interest in
     oil & gas properties                                273,000         19,000
                                                     -----------    -----------
     Net cash provided from (used in)
      investing activities                            (1,639,000)    (4,549,000)

Cash flows from financing activities:
   Payment of Note                                      (500,000)      (750,000
   Proceeds from notes payable                              --             --
   Proceeds from sale of stock                         2,730,000      7,552,000
                                                     -----------    -----------
     Net cash provided by financing activities         2,230,000      6,802,000
                                                     -----------    -----------
     Net (decrease) in cash and
      cash equivalents                                  (626,000)     1,856,000

Cash and cash equivalents at beginning of period         939,000        501,000
                                                     -----------    -----------

Cash and cash equivalents at end of 2nd quarter      $   313,000    $ 2,357,000
                                                     -----------    -----------


See accompanying notes to financial statements.

                           Chaparral Resourves, Inc.

                     Consolidated Statements of Operations

                                  (Unaudited)


                                                                    For the
                                                                   Month Ended
                                                                  -------------
                                                                   December 31,
                                                                       1996
                                                                       ----
Revenue:

   Oil and gas sales                                               $      4,000
                                                                   ------------

Cost and expenses:
   Production costs
   Loss on sale of domestic oil and gas properties                         --
   Depreciation and depletion                                              --
   General and administrative                                           122,000
                                                                   ------------
                                                                        122,000
                                                                   ------------
(Loss) from operations                                                 (118,000)

Other income (expenses):
   Interest income                                                        4,000
   Interest expense                                                     (17,000)
   Other, net                                                             1,000
                                                                   ------------
                                                                        (12,000)
                                                                   ------------

   Net (loss)                                                      $   (130,000)
                                                                   ------------

Earnings (loss) per common share                                   $     (0.003)
                                                                   ============

Average number of outstanding shares                                 37,526,517
                                                                   ------------

See accompanying notes to financial statements.

                           Chaparral Resources, Inc.

                          Consolidated Balance Sheets

                                                    December 31,    November 30,
                                                 1996 (unaudited)      1996
                                                 ----------------      ----
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                       $    939,000    $    800,000
   Accounts receivable
      Joint interest participants                          --             8,000
      Oil and gas purchasers                             10,000          53,000
   Prepaid expenses                                      40,000          40,000
   Oil and gas properties under
      agreement for sale                                306,000         306,000
                                                   ------------    ------------
         Total current assets                         1,295,000       1,207,000

PROPERTY AND EQUIPMENT - AT COST
   Oil and Gas Properties - full cost:
   Republic of Kazakstan (Karakuduk Field)
      not subject to depletion                       11,205,000      11,189,000
                                                   ------------    ------------
                                                     11,205,000      11,189,000

   Furniture, fixtures and equipment                    441,000         441,000
   Less accumulated depreciation                        198,000         198,000
                                                   ------------    ------------
                                                        243,000         243,000
                                                   ------------    ------------
                                                     11,448,000      11,432,000
OTHER ASSETS
   Cash value of insurance and annuities                  8,000           8,000
   Due from Karakuduk-Munay, Inc.                     2,012,000       2,012,000
   Equipment inventory                                   27,000          27,000
   Other                                                 74,000          74,000
                                                   ------------    ------------
                                                      2,121,000       2,121,000
                                                   ------------    ------------
                                                   $ 14,864,000    $ 14,760,000
                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable
      Trade                                        $    276,000    $    278,000
      Joint interest participants - revenue                --            42,000
   Accrued liabilities                                   72,000          91,000
   Accounts payable CAP-G shares                        544,000         744,000
                                                   ------------    ------------
      Total current liabilities                         892,000       1,155,000
                                                   ------------    ------------
LONG TERM OBLIGATIONS:
   Notes payable (including
    $1,000,000 to related party)                      1,603,000       1,106,000
   Accrued compensation                                 385,000         385,000
                                                   ------------    ------------
                                                      1,988,000       1,491,000
STOCKHOLDERS' EQUITY
   Common stock - authorized, 100,000,000
     shares of $.10 par value; issued and
     outstanding, 41,931,427 and 37,526,517
     shares at June 30, 1997 and November
     30, 1996, respectively                           3,753,000       3,753,000
   Capital in excess of par value                    20,482,000      20,482,000
   Preferred  stock -  authorized
     1,000,000 shares as of June 30, 1997
     and  November 30, 1996 (no shares
     issued or outstanding)                               --              --
   Retained earnings (deficit)                      (12,251,000)    (12,121,000)
                                                   ------------    ------------
   Total shareholders' equity                        11,984,000      12,114,000
                                                   ------------    ------------
      Total liabilities and
        stockholders' equity                       $ 14,864,000    $ 14,760,000
                                                   ------------    ------------

See accompanying notes to financial statements.

                           Chaparral Resources, Inc.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                           For the Month Ended
                                                           -------------------
                                                              December 31,
                                                                 1996
                                                                 ----

Cash flows from operating activities
   Net (loss)                                                  $(130,000)
   Adjustments to reconcile net (los)
     to net cash used by operating activities:
       Depreciation and depletion                                   --
       Amortization of note discount                              (3,000)
      Loss on the sale of Domestic oil
       and gas property                                             --
      Changes in assets and liabilities:
        (Increase) in:
          Accounts receivable                                     51,000
          Prepaid expenses                                          --
          Other assets                                              --
        Increase (decrease) in:
          Accounts payable                                       (44,000)
          Accrued liabilities                                    (19,000)
                                                               ---------
      Net cash (used in) operating activities                   (145,000)

Cash flows from investing activities:
   Additions to property and equipment                              --
   Investment in foreign oil and gas properties                     --
   Additions to Republic of Kazakstan
     (Karakuduk Field) not subject to
     depletion                                                   (16,000)
   Advances to Karakuduk-Munay, Inc.                                --
   Proceeds from sale of interest in
     oil & gas properties                                           --
                                                               ---------
     Net cash provided from (used in)
      investing activities                                       (16,000)

Cash flows from financing activities:
   Payment of Note                                              (200,000)
   Proceeds from notes payable                                   500,000
   Proceeds from sale of stock                                      --
                                                               ---------
     Net cash provided by financing activities                   300,000
                                                               ---------
     Net (decrease) in cash and
       cash equivalents                                          139,000

Cash and cash equivalents at beginning of period                 800,000
                                                               ---------

Cash and cash equivalents at end of 2nd quarter                $ 939,000
                                    -                          ---------


See accompanying notes to financial statements.

                           Chaparral Resourves, Inc.

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                                     For the
                                                                   Month Ended
                                                                  --------------
                                                                    March 31,
                                                                      1997
                                                                      ----

Revenue:

   Oil and gas sales                                               $      3,000
                                                                   ------------
Cost and expenses:
   Production costs                                                        --
   Loss on sale of domestic oil and gas properties                         --
   Depreciation and depletion                                              --
   General and administrative                                           119,000
                                                                   ------------
                                                                        119,000
                                                                   ------------
(Loss) from operations                                                 (116,000)

Other income (expenses):
   Interest income                                                        3,000
   Interest expense                                                     (12,000)
   Other, net                                                              --
                                                                   ------------
                                                                         (9,000)
                                                                   ------------
   Net (loss)                                                      $   (125,000)
                                                                   ------------

Earnings (loss) per common share                                   $     (0.003)
                                                                   ============

Average number of outstanding shares                                 39,631,472
                                                                   ------------





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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)  Liquidity and Capital Resources

     Previously, the Company's primary source of capital was from oil and gas sales from domestic properties. As of the end of the second quarter of 1997, all domestic properties have been sold or otherwise disposed. The only oil and gas interest of the Company at this time is as a result of the Company's investment in Karakuduk-Munay, Inc. (KKM) through Central Asian Petroleum Guernsey Limited (CAP-G). KKM is a closed joint stock company in Kazakstan.

     Due to the timing of the final payment of $543,750 related to the acquisition of an interest in CAP-G, current liabilities of $826,000 exceed the current assets of $414,000 at June 30, 1997, resulting in a current ratio of 0.5 to 1. Without the purchase payment obligation, the current ratio would be 1.5 to
1. An extension of the due date for the final payment on the acquisition of this interest and the terms of the option for the remaining 10% interest in CAP- G are currently being negotiated. The Company now owns 90% of CAP-G, providing a 45% beneficial interest in the Karakuduk field. Upon exercising the option, the Company will have a 50% beneficial interest in the Karakuduk field. The other 50% is owned by a Kazakstan government group and two Kazakstan joint stock companies.

     Since the Karakuduk field is in the early stage of development, the field does not currently produce revenues sufficient to meet its cash outflow needs. The development of the Karakuduk field, through KKM, will require substantial amounts of additional capital. The terms of the KKM revised license require a work plan from the commencement of operations through August 31, 1997, of at least $10,000,000. Of this amount, approximately $6,500,000 has been expended to date and the Company's remaining share through August 31, 1997 is estimated at $3,500,000. It is anticipated that the Company will either have spent or will have committed to the required expenditures by this date. Additional requirements exist for the year ending August 31, 1998.

     KKM was re-registered on July 24, 1997 with the government of Kazakstan. The re- registration was required as a result of new legislation in Kazakstan. The Company believes that KKM is now in compliance with all Kazakstan laws and regulations related to the registration requirements relating to legal entities. The re-registered KKM includes newly established Kazak Oil, the national petroleum company which holds the majority of the interest of the government of Kazakstan in KKM.

     The Company received an extension to December 31, 1997 from the Overseas Private Investment Corp. ("OPIC") for political risk insurance. OPIC granted the Company a binding executed letter of commitment on September 25, 1996. It was to expire on June 30, 1997. The Company has a standby facility for which it has made four previous payments of $31,250. A fifth payment of $31,250 will be due on September 30, 1997. The Company expects to execute the contract in the fourth quarter of this year.

     The Company has raised capital to finance a portion of its obligations in connection with the acquisition of its interest in CAP-G and the development of the Karakuduk field and to satisfy working capital needs in the short term. The Company plans to meet its additional capital needs through debt or equity offerings, encumbering properties, entering into arrangements whereby certain costs of development will be paid by others to earn an interest in the properties, or sale of a portion of the Company's interest in the Karakuduk field. The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of the oil and gas business is uncertain due, in part, to instability in oil and gas pricing in recent years. The Company's small size and early stage of development of the Karakuduk field may also increase the difficulty in raising needed financing. There can be no assurance that debt or equity financing anticipated to be necessary to continue to fund the Company's operations and obligations will be available to the Company on economically acceptable terms if at all. If sufficient funds cannot be raised to meet the continuing obligations with respect to the Karakuduk field development, the Company's interest in such property may be lost. Also, if sufficient funds cannot be raised to provide additional working capital, it is likely that the Company will not be able to continue operations.

     The Company has no other material commitments for cash outlay and capital expenditures other than for normal operations.

(2)  Results of Operations

     ln order to unite the reporting period of the Company with that of its subsidiaries, the fiscal year was changed to a December 31 year end from the previous November 30 year end. This change took effect in the second quarter of 1997. As a result of this change, quarterly and year to date data is as of June 30th for 1997 and as of May 31st for 1996. An income statement for the month of March, 1997, is reported separately for continuity purposes, as the Company's first Quarterly Report on From 10-Q reported the quarter from December 1, 1996 to February 28, 1997 and the second quarter reports April 1, 1997 to June 30, 1997.

     Unaudited statements for the transition period of December 1 to December 31, 1997 are reported separately although they have been included as part of the first Quarterly Report on Form 10-Q for 1997. Audit of the transition period of December 1996 will be completed and reported on the next Annual Report on Form 10-K.

Three Months Ended June 30, 1997 vs Three Months Ended May 1, 1997.

     The Company's operations resulted in a net loss of $573,000 for the three month period ended June 30, 1997 compared to a net loss of $258,000 during the three months ended May 31, 1996. Increases in general and administrative costs accounted for most of this change. This was the result of costs related to the acquisition and operation of the Company's beneficial interest in the Karakuduk field and financing and farmout operations related to the project. The Company has elected not to capitalize the general and administrative expense at this time, however, these amounts may be capitalized upon final financing for the project. Due to the sale of the domestic properties, there was no revenue in the second quarter. Interest expense was $25,000, as a result of the Company having obtained financing for the Karakuduk field.

Six Months Ended June 30, 1997 vs. Six Months Ended May 31, 1996.

     The Company realized a loss on the sale of the Company's domestic oil and gas properties that totaled $36,000 in the first quarter of 1997. There was a $43,000 gain related to subsidiary billings of related party transactions.

     General and administrative expenses increased from $349,000 to $950,000, an increase of 172%. Due to the sale of the domestic properties, there was no revenue in the second quarter.

     Interest expense was $130,000 as a result of the Company's financing of the Karakuduk field. Interest income is primarily that portion of interest undertaken on behalf of the stockholders of CAP-G Karakuduk which is indirectly owed to the Company.

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities

     (c) On April 22, 1997, the Company sold 3,076,923 shares of the Company's common stock for $0.65 per share for a total of $2,000,000 to a private investor. In connection with the transaction, the Company also issued a warrant to the investor to purchase up to an additional 4,615,385 shares of the Company's common stock for $3,000,000 or $0.65 per share. The warrant expires on December 31, 1997, if not previously exercised. The private investor also converted a $500,000 promissory note (plus $2,000 of accrued interest) that had previously been issued by the Company to it into 772,308 shares of the Company's common stock at a conversion price of $0.65 per share. The Company issued the stock and warrant in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investor represented to the Company that the investor acquired the stock and warrant for the investor's own account and not with a view to distribution. The investor had available to the investor all material information concerning the Company. The certificates evidencing the stock and warrant bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

Item 4 - Submission of Matters to A Vote of Security Holders

     On July 17, 1997 the Company held its Annual Meeting of Stockholders. The Company's stockholders elected the following eight persons as directors, each to serve until the next Annual Meeting of Stockholders or until his successor is elected or appointed: Howard Karren, Peter G. Dilling, Jay W. McGee, Alan D. Berlin, Walter A. Carozza, David A. Dahl, John G. McMillian and Arlo G. Sorensen. The Company's stockholders also voted to adopt, separately, a 1997 Stock Incentive Plan and a 1997 Nonemployee Directors' Stock Option Plan.

     The number of shares voted and withheld with respect to each director were as follows:

Election of Directors        For                   Withheld
---------------------        ---                   --------

Howard Karren                24,756,934              540,387
Peter G. Dilling             23,072,406            2,224,915
Jay W. McGee                 22,726,326            2,570,995
Alan D. Berlin               23,216,656            2,080,665
Walter A. Carozza            24,660,134              637,187
David A. Dahl                23,243,206            2,054,115
John G. McMillian            24,755,784              541,537
Arlo G. Sorensen             23,244,106            2,053,215

     The number of shares voted with respect to the approval of the 1997 Incentive Stock Plan was as follows:

For               Against             Abstain             Broker Non-Votes
---               -------             -------             ----------------

17,088,991        3,253,159           193,019             4,762,152

     The number of shares with respect to the approval of the 1997 Nonemployee Directors' Stock Option Plan was as follows:

For               Against             Abstain              Broker Non-Votes
---               -------             -------              ----------------

15,110,428        5,229,093           196,648              4,761,152


Item 6 -  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3(ii) Bylaws as amended through July 17, 1997

     10.1  Subscription   Agreement  dated  April  22,  1997  between  Chaparral
Resources, Inc. and Victory Ventures, LLC.

     10.2  Warrant   Certificate  dated  December  31,  1997  entitling  Victory
Ventures, LLC to purchase up to 4,615,385 shares of common stock of Chaparral Resources, Inc.

     10.3 Form of Warrant issued to Black Diamond Partners LP, Clint D. Carlson, John D. Schneider, Victory Ventures LLC, Whittier Energy Company and Whittier Ventures LLC in connection with loans made by them to Chaparral Resources, Inc. in November and December 1996 and to Black Diamond Partners LP, Clint D. Carlson, Whittier Energy Company and Whittier Ventures LLC in July 1997 in connection with the same loans.

     10.4 Chaparral Resources, Inc. 1997 Incentive Stock Plan.

     10.5 Chaparral  Resources,  Inc. 1997  Nonemployee  Directors' Stock Option
Plan.

     27   Financial Data Schedule

(b) During the quarter ended June 30, 1997, the Company filed a Current Report on Form 8-K dated April 17, 1997 reporting under Item 5 that the Company had entered into a memorandum of understanding with an Irish oil and gas company whereby the Company would sell certain of its oil and gas interests for cash and stock. The

     Company also reported that it had sold shares of the Company's common Stock and issued a warrant to purchase additional shares of the Company's common stock to a private investor for cash and that the same private investor had converted a promissory note previously issued by the Company into shares of the Company's common stock.

(c) During the quarter ended June 30, 1997, the Company filed a Current Report on Form 8-K dated May 29, 1997 reporting under Item 8 that the Board of Directors of the Company had changed the Company's fiscal year end from November 30 to December 31.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 14, 1997



                                            CHAPARRAL RESOURCES, INC.,
                                            a Colorado Corporation




                              /s/ Howard Karren
                                  ----------------------------------------------
                                  Howard Karren
                                  President and Principal Executive Officer





                              /s/ Arlo G. Sorensen
                                  ----------------------------------------------
                                  Arlo G. Sorensen, Chief Financial Officer and Principal Accounting Officer

                                  EXHIBIT INDEX


     3(ii) Bylaws as amended through July 17, 1997

     10.1  Subscription   Agreement  dated  April  22,  1997  between  Chaparral
Resources, Inc. and Victory Ventures, LLC.

     10.2  Warrant   Certificate  dated  December  31,  1997  entitling  Victory
Ventures, LLC to purchase up to 4,615,385 shares of common stock of Chaparral Resources, Inc.

     10.3 Form of Warrant issued to Black Diamond Partners LP, Clint D. Carlson, John D. Schneider, Victory Ventures LLC, Whittier Energy Company and Whittier Ventures LLC in connection with loans made by them to Chaparral Resources, Inc. in November and December 1996 and to Black Diamond Partners LP, Clint D. Carlson, Whittier Energy Company and Whittier Ventures LLC in July 1997 in connection with the same loans.

     10.4 Chaparral Resources, Inc. 1997 Incentive Stock Plan.

     10.5 Chaparral  Resources,  Inc. 1997  Nonemployee  Directors' Stock Option
Plan.

     27   Financial Data Schedule