Form 10-Q
period 1997-09-30
CHAPARRAL RESOURCES INC
filed 1997-11-07
CIK 19252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________

Commission file number 0-7261

                            CHAPARRAL RESOURCES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                      84-0630863
-------------------------------             ------------------------------------
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

     As of November 5, 1997, the Registrant had 44,470,731 shares of its $0.10 par value common stock issued and outstanding.




                                 PART I--SUMMARIZED FINANCIAL INFORMATION
                                         CHAPARRAL RESOURCES, INC.
                                        Consolidated Balance Sheets


                                                           September 30,                November 30,
                                                           1997 (unaudited)                 1996
                                                           ----------------             ------------

ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents                                   $     94,000              $    800,000
  Accounts receivable
    Joint interest participants                                       --                       8,000
    Oil and gas purchasers                                            --                      53,000
  Prepaid expenses                                                 140,000                    40,000
  Oil and gas properties under agreement for sale                     --                     306,000
                                                              ------------              ------------
    Total current assets                                           234,000                 1,207,000


PROPERTY AND EQUIPMENT - AT COST
  Oil and Gas Properties - full cost:
  Republic of Kazakhstan (Karakuduk Field) not
    subject to depletion                                        12,692,000                11,189,000
                                                              ------------              ------------
                                                                12,692,000                11,189,000

  Furniture, fixtures and equipment                                275,000                   441,000
  Less accumulated depreciation                                     17,000                   198,000
                                                              ------------              ------------
                                                                   258,000                   234,000
                                                              ------------              ------------

                                                                12,950,000                11,432,000
OTHER ASSETS
  Cash value of insurance and annuities                               --                       8,000
  Due from Karakuduk-Munay, Inc.                                 3,174,000                 2,012,000
  Equipment inventory                                                 --                      27,000
  Other                                                            130,000                    74,000
                                                              ------------              ------------
                                                                 3,304,000                 2,121,000
                                                              ------------              ------------
                                                              $ 16,488,000              $ 14,760,000
                                                              ------------              ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Accounts payable
    Trade                                                     $    665,000              $    278,000
    Joint interest participants - revenue                             --                      42,000
  Accrued liabilities                                               21,000                    91,000
  Accounts payable CAP-G shares                                    444,000                   744,000
                                                              ------------              ------------
    Total current liabilities                                    1,130,000                 1,155,000
                                                              ------------              ------------
LONG TERM OBLIGATIONS
  Notes payable (including $1,100,000 to related party)          1,240,000                 1,106,000
  Accrued compensation                                             412,000                   385,000
                                                              ------------              ------------
                                                                 1,652,000                 1,491,000
STOCKHOLDERS' EQUITY
  Common stock - authorized, 100,000,000 shares of
    $0.10 par value, issued and outstanding; 42,392,965          4,239,000                 3,753,000
    and 37,526,517 shares at September 30, 1997 and
    November 30, 1996, respectively
  Capital in excess of par value                                23,070,000                20,482,000

  Preferred  stock - authorized, 1,000,000 shares
    as of September 30, 1997 and November 30, 1996
   (no shares issued or outstanding)

  Retained earnings (deficit)                                  (13,603,000)              (12.121,000)
                                                              ------------              ------------
  Total shareholders' equity                                    13,706,000                12,114,000
                                                              ------------              ------------
    Total liabilities and stockholders' equity                $ 16,488,000              $ 14,760,000
                                                              ------------              ------------


                         See accompanying notes to financial statements.

                                                2




                                            CHAPARRAL RESOURCES, INC.
                                     Consolidated Statements of Operations
                                                   (Unaudited)



                                                   For the Three Months Ended        For the Nine Months Ended
                                                   --------------------------        -------------------------
                                                  September         August 31,     September 30,      August 31,
                                                     1997              1996           1997               1996
                                                     ----              ----           ----               ----

Revenue:

  Oil and gas sales                              $       --       $     35,000     $     52,000     $    116,000
                                                 ------------     ------------     ------------     ------------
Cost and expenses:
  Production costs                                       --             17,000           18,000           25,000
  Loss on sale of domestic oil and gas                   --               --             36,000             --
    properties
  Depreciation and depletion                            7,000           41,000            8,000           80,000
  General and administrative                          474,000          339,000        1,424,000          688,000
                                                 ------------     ------------     ------------     ------------
                                                      481,000          397,000        1,486,000          793,000
                                                 ------------     ------------     ------------     ------------
(Loss) from operations                               (481,000)        (362,000)      (1,434,000)        (677,000)
Other income (expenses):
  Interest income                                      58,000            9,000          142,000           11,000
  Interest expense                                    (59,000)            --           (189,000)         (28,000)
  Other, net                                             --             21,000           (1,000)          22,000
                                                 ------------     ------------     ------------     ------------
                                                       (1,000)          30,000          (48,000)           5,000
                                                 ------------     ------------     ------------     ------------
  Net (loss)                                     $   (482,000)    $   (332,000)    $ (1,482,000)    $   (672,000)
                                                 ------------     ------------     ------------     ------------
Earnings (loss) per common share                 $     (0.011)    $     (0.009)    $     (0.037)    $     (0.022)
                                                 ============     ============     ============     ============
Average number of outstanding shares               42,508,350       37,409,850       39,608,833       30,277,448
                                                 ------------     ------------     ------------     ------------


                                  See accompanying notes to financial statements

                                                     3




                               CHAPARRAL RESOURCES, INC.
                         Consolidated Statements of Cash Flows
                                     (Unaudited)


                                                           For the Nine Months Ended
                                                       --------------------------------
                                                       September 30,         August 31,
                                                           1997                 1996
                                                           ----                 ----
Cash flows from operating activities:
  Net (loss)                                            $(1,482,000)       $  (672,000)
  Adjustments to reconcile net (loss) to net
   cash used by operating activities:
    Depreciation and depletion                                8,000             80,000
    Amortization of note discount                            99,000               --
    Loss on the sale of domestic oil and gas
     property                                                33,000               --
    Changes in assets and liabilities:
      (increase) in:
        Accounts receivable                                  10,000             18,000
        Notes receivable                                                       (35,000)
        Prepaid expenses                                   (100,000)             2,000
        Other assets                                        (28,000)          (650,000)
        Equipment inventory                                                      3,000
      Increase (decrease) in:
        Accounts payable                                    389,000          1,611,000
         Accrued liabilities                                 51,000            (26,000)
                                                        -----------        -----------
   Net cash (used in) operating activities               (1,020,000)           331,000

Cash flows from investing activities:
  Additions to property and equipment                       (23,000)            56,000
  Investment in foreign oil and gas properties                 --           (3,855,000)
  Additions to Republic of Kazakhstan (Karakuduk
   Field) not subject to depletion                       (1,487,000)        (3,195,000)
  Advances to Karakuduk-Munay, Inc.                      (1,162,000)              --
  Increase (decrease) in minority interest                                      50,000
  Proceeds from sale of interest in oil & gas
   properties                                               273,000             19,000
                                                        -----------        -----------
   Net cash provided from (used in) investing
    activities                                           (2,399,000)        (6,925,000)

Cash flows from financing activities:
  Payment of Note                                          (600,000)          (750,000)
  Proceeds from notes payable                               100,000               --
  Proceeds from sale of stock                             3,074,000          7,552,000
                                                        -----------        -----------
    Net cash provided by financing activities             2,574,000          6,802,000
                                                        -----------        -----------
    Net (decrease) in cash and cash equivalents            (845,000)           208,000
Cash and cash equivalents at beginning of period            939,000            501,000
                                                        -----------        -----------
Cash and cash equivalents at end of 2nd quarter         $    94,000        $ 2,357,000
                                                        -----------        -----------

                   See accompanying notes to financial statements.

                                        4

                            CHAPARRAL RESOURCES, INC.

Notes to Consolidated Financial Information

Unaudited


(1)  GENERAL

     Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the notes to the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

(2)  UNAUDITED INFORMATION

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

     The November 30, 1996 balance sheet data is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

(3)  Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has over 80% of its assets invested in entities that are pursuing the development of the Karakuduk field, a shut in oil field in the central Asian Republic of Kazakhstan, which will require significant additional funding.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)  Liquidity and Capital Resources

     Previously, the Company's primary source of capital was from oil and gas sales from domestic properties. All domestic properties have been sold or otherwise disposed. The only oil and gas interest of the Company at this time is as a result of the Company's investment in Karakuduk-Munay, Inc. (KKM) through Central Asian Petroleum Guernsey Limited (CAP-G). KKM is a closed joint stock company in Kazakhstan.

     Due to the timing of the final payment of $443,750 related to the acquisition of an interest in CAP-G, current liabilities of $1,130,000 exceed the current assets of $234,000 at September 30, 1997, resulting in a current ratio of 0.21 to 1. Without the purchase payment obligation, the current ratio would be 0.33 to 1. An extension of the due date for the final payment on the acquisition of this interest and the terms of the option for the remaining 10% interest in CAP-G are currently being negotiated. The Company now owns 90% of CAP-G, providing a 45% beneficial interest in the Karakuduk field. Upon exercising the option, the Company will have a 50% beneficial interest in the Karakuduk field. The other 50% is owned by Kazak Oil, the Kazakhstan national oil company, and a private Kazakhstan joint stock company.

     Since the Karakuduk field is in the early stage of development, the field does not currently produce revenues sufficient to meet its cash outflow needs. The development of the Karakuduk field, through KKM, will require substantial amounts of additional capital. The terms of the KKM revised license require a work plan from the commencement of operations through December 31, 1997, of at least $10,000,000. Of this amount, approximately $7,000,000 has been expended to date and the Company's remaining share through December 31, 1997 is estimated at $3,000,000. The license, which was amended by the authority of the government of Kazakhstan, originally required that the work plan be completed by August 31, 1997. It is anticipated that the Company will either have spent or will have committed to the required expenditures by this date. Additional requirements exist for the year ending December 31, 1998.

     KKM was re-registered on July 24, 1997 with the government of Kazakhstan. The re- registration was required as a result of new legislation in Kazakhstan. The Company believes that KKM is now in compliance with all Kazakhstan laws and regulations related to the registration requirements relating to legal entities. The re-registered KKM includes newly established Kazak Oil, the national petroleum company which holds the majority of the interest of the government of Kazakhstan in KKM.

     The Company received an extension to December 31, 1997 from the Overseas Private Investment Corp. ("OPIC") for political risk insurance. OPIC granted the Company a binding executed letter of commitment on September 25, 1996. It was to expire on June 30, 1997. The Company has a standby facility for which it has made five previous payments of $31,250. The Company expects to execute the contract in the fourth quarter of 1997.

     The Company has raised capital to finance a portion of its obligations in connection with the acquisition of its interest in CAP-G and the development of the Karakuduk field and to satisfy working capital needs in the short term. The amount raised since July 1, 1997, was approximately $350,000 in short term loans, $450,000 from an expired option, $300,000 through the sale of common stock and $1,499,999.80 through the partial exercise of a warrant. The Company plans to meet its additional capital needs through debt or equity offerings, encumbering properties, entering into arrangements whereby certain costs of development will be paid by others to earn an interest in the properties, or sale of a portion of the Company's interest in the Karakuduk field. The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of the oil and gas business is uncertain due, in part, to instability in oil and gas pricing in recent years. The Company's small size and early stage of development of the Karakuduk field may also increase the difficulty in raising needed financing. There can be no assurance that debt or equity financing anticipated to be necessary to continue to fund the Company's operations and obligations will be available to the Company on economically acceptable terms if at all. If sufficient funds cannot be raised to meet the continuing obligations with respect to the Karakuduk field development, the Company's interest in such property may be lost. Also, if sufficient funds cannot be raised to provide additional working capital, it is likely that the Company will not be able to continue operations.

     The Company has no other material commitments for cash outlay and capital expenditures other than for normal operations.

(2)  Results of Operations

     ln order to unite the reporting period of the Company with that of its subsidiaries, the fiscal year was changed to a December 31 year end from the previous November 30 year end. This change took effect in the second quarter of 1997. As a result of this change, quarterly and year to date data is as of September 30 for 1997 and as of August 31 for 1996.

Three Months Ended September 30, 1997 vs Three Months Ended August 31, 1996.

     The Company's operations resulted in a net loss of $482,000 for the three month period ended September 30, 1997 compared to a net loss of $332,000 for the three months ended August 31, 1996. Although the Company significantly reduced its corporate overhead costs, increases in general and administrative costs still accounted for most of this change. This was the result of costs incurred related to the operation of the Company's beneficial interest in the Karakuduk field and financing costs for the project. The Company has elected not to capitalize the general and administrative expense at this time, however, these amounts may be capitalized upon final financing for the project. Due to the previous sale of the domestic properties, there was no revenue during the three months ended September 30, 1997. Interest expense during the three months ended September 30, 1997, was $59,000 which was incurred in connection with financing the Company obtained, primarily for the Karakuduk field.

Nine Months Ended September 30, 1997 vs. Nine Months Ended August 31, 1996.

     The Company realized a loss on the sale of the Company's domestic oil and gas properties that totaled $36,000 during the three months ended March 31, 1997. There was a $43,000 gain related to subsidiary billings of related party transactions.

     General and administrative expenses increased from $688,000 during the nine months ended August 31, 1996 to $1,424,000, during the nine months ended September 30, 1997, an increase of 172%. Although the Company significantly reduced its corporate overhead costs, increases in general and administrative costs still accounted for most of this change. This was the result of costs incurred related to the operation of the Company's beneficial interest in the Karakuduk field and financing costs for the project. Due to the previous sale of the domestic properties, there was no revenue during the six months ended September 30, 1997.

     Interest expense during the nine months ended September 30, 1997, was $189,000 which was incurred in connection with financing the Company obtained, primarily for the Karakuduk field. Interest income is primarily that portion of interest undertaken on behalf of the stockholders of Karakuduk which is indirectly owed to the Company.

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities

     (c) On September 3, 1997, the Company sold 461,358 shares of the Company's common stock for $0.65 per share for a total of $300,000 to a private investor. In connection with the transaction, the Company also issued a warrant to the investor to purchase up to an additional 461,358 shares of the Company's common stock for $300,000 or $0.65 per share. The warrant expires on December 31, 1997, if not previously exercised. The Company issued the stock and warrant in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investor represented to the Company that the investor acquired the stock and warrant for the investor's own account and not with a view to distribution. The investor had available to the investor all material information concerning the Company. The certificates evidencing the stock and warrant bear or will bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

     During the period from July 1, 1997, through September 30, 1997, the Company granted five year options to purchase 1,625,000 shares of the Company's common stock to certain directors of the Company. Options relating to 825,000 shares have an exercise price of $0.75 per share and options relating to 800,000 shares having an exercise price of $1.50 per share. The Company does not consider the grants of the options to be sales under the Securities Act of 1933, as amended, because the Company received no consideration for the grants.

     No underwriters were involved in the aforementioned transactions.

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


Item 6 -  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3(ii)   Bylaws as amended through October 31, 1997

     10.1 Amendment to Common Stock Purchase Warrant dated December 31, 1997 entitling Victory Ventures, LLC to purchase up to 4,615,385 shares of common stock of Chaparral Resources, Inc.

     10.2 Amendment dated September 11, 1997, to License for Right to Use the Subsurface in the Republic of Kazakhstan

     27      Financial Data Schedule

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 7, 1997



                                  CHAPARRAL RESOURCES, INC.,
                                  a Colorado Corporation




                                  By: /s/  Howard Karren
                                     -------------------------------------------
                                     Howard Karren
                                     President and Principal Executive Officer





                                  By: /s/  Arlo G. Sorensen
                                     -------------------------------------------
                                     Arlo G. Sorensen, Chief Financial Officer
                                     and Principal Accounting Officer

                                  EXHIBIT INDEX


    3(ii) Bylaws as amended through October 31, 1997

    10.1 Amendment to Common Stock Purchase Warrant dated December 31, 1997 entitling Victory Ventures, LLC to purchase up to 4,615,385 shares of common stock of Chaparral Resources, Inc.

    10.2 Amendment dated September 11, 1997, to License for Right to Use the Subsurface in the Republic of Kazakhstan

    27    Financial Data Schedule