Form 10-K
period 1997-12-31
CHAPARRAL RESOURCES INC
filed 1998-04-06
CIK 19252

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number: 0-7261


                            CHAPARRAL RESOURCES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                      84-0630863
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                            2211 Norfolk, Suite 1150
                              Houston, Texas 77098
                     --------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (713) 807-7100

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

                         YES  |X|          NO  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of March 27, 1998, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $87,020,964

     As of March 27, 1998, Registrant had 49,720,456 shares of its $0.10 par value common stock issued and outstanding.

                                     PART I

ITEM 1.  BUSINESS

     Chaparral Resources, Inc. ("Company"), which was incorporated under the laws of the state of Colorado in 1972, is an independent oil and gas exploration and production company that was based in Denver, Colorado until March 1, 1997 when the Company moved its headquarters to Houston, Texas. Historically, the Company produced and sold crude oil and natural gas to oil and gas purchasers in the Rocky Mountain and Western states of the United States.

     During early 1994, the management of the Company made a strategic decision to pursue international oil and gas projects, with initial emphasis on the Commonwealth of Independent States (the former Soviet Union). The Company's strategy is to obtain development rights to oil and gas fields located outside the United States where discoveries have been made and the Company estimates there are oil reserves, but the fields have either never been placed on production or the Company believes that the fields could be enhanced with efficient management and technical experience provided by the Company. The Karakuduk Oil Field Project ("Karakuduk Field" or "Karakuduk Project") described below is the Company's first oil field to be acquired under the Company's new corporate strategy. The Company divested its domestic working interest oil and gas properties in early 1997, including the Company's South Douglas Creek interest.


Karakuduk Project

     The Company currently owns all of the outstanding common stock of Central Asian Petroleum Guernsey Limited ("CAP-G") which has a 50% interest in
Karakuduk-Munay, Inc. ("KKM"), which holds 100% of the right to develop Karakuduk Field.

     The Company acquired 45% of the outstanding stock of CAP-G prior to December 1, 1995. In January and February 1996, the Company entered into agreements to acquire for a total of $5,850,000 cash and 1,785,000 shares of the Company's restricted Common Stock, up to an additional 55% of the outstanding stock of CAP-G. The Company consummated the purchase of 25% of the outstanding stock of CAP-G in April 1996 by paying $2,000,000 in cash and issuing 685,000 shares of the Company's Common Stock. The Company acquired an additional 5% of the outstanding stock of CAP-G in April 1996 for $250,000 cash.

     To acquire an additional 15% of the outstanding common stock of CAP-G, the Company agreed to pay $1,975,000 in cash and issue 900,000 shares of the Company's Common Stock. This purchase was consummated on March 11, 1996, when the Company paid $750,000 in cash and issued 900,000 shares of the Company's Common Stock. The remaining cash balance of $1,225,000 for the purchase was to be paid in four quarterly equal payments of $306,250 between June 11, 1996 and March 11, 1997. The first payment of $306,250 was paid in June 1996 and an additional $175,000 was paid in September 1996. The agreement was subsequently revised so that the Company paid $200,000 in December 1996. The Company has now paid the $543,750 balance of the purchase price. In addition, in December 1997 the Company acquired the remaining 10% of the outstanding common stock of CAP-G for which the Company paid $1,625,000 (which includes $800,000 of costs the Company previously paid on behalf of the prior owner of the 10% interest) and issued 400,000 shares of Common Stock.


Markets

     There is substantial uncertainty as to the prices at which any oil reserves produced by the Company from the Karakuduk Field could be sold. It is possible that, under the market conditions prevailing in the future, the production and sale of oil from the Karakuduk Field may not be commercially feasible. The availability of ready markets and the price obtained for oil produced depends upon numerous factors beyond the control of the Company. The current market for oil is characterized by instability which has caused dramatic changes in world oil prices in recent months and there can be no assurance of any future price stability.

     KKM has entered into a protocol of intentions whereby the entity that operates the KazTrans Oil pipeline and KKM have undertaken to conclude a contract which will give KKM access to the pipeline. This access will allow KKM to ship oil to export markets. In addition to this protocal, on March 7, 1998 KKM signed a contract with the export-import firm of Munay-Impex, a subsidiary of KazakhOil, to export crude oil produced by KKM to both the Commonwealth of Independent States (CIS) and other countries in the amount up to 100,000 (one hundred thousand) metric tons according to the schedule of shipment of Kazakhstan oil during 1998. KKM will supply crude oil to Munay-Impex in amounts of not less than 5-10 thousand tons.

     The ability of the Company to realize the carrying value of its assets is dependent on the Company being able to extract and transport hydrocarbons and finding appropriate markets for their sale. Currently, exports from the Republic of Kazakhstan are dependent on limited transport routes and, in particular, access to the Russian pipeline system. Domestic markets in the Republic of Kazakhstan might not permit world market price to be obtained. Management believes, however, that over the life of the project, transportation restrictions will be alleviated and prices will be achievable for hydrocarbons extracted to allow the Company full recovery of the carrying value of its assets. In this regard, KKM has entered into a contract with Munay-Impex which is referenced above for export of crude oil of up to 100,000 metric tons during 1998. The contract was signed on March 7, 1998. Currently, oil is being produced through the field separators into storage tanks or directly into oil transport trucks for delivery to the pipeline under the terms of the contract.

     The Company's business is not seasonal, except that severe weather conditions could limit the Company's exploration and drilling activities. However, severe cold weather increases the demand for oil and natural gas which are used for heating purposes.

See also "Item 2. Properties--The Karakuduk Field."

Competition

     Foreign oil and gas exploration and the acquisition of producing undeveloped properties is a highly competitive and speculative business. In seeking suitable opportunities, the Company competes in all areas of the oil and gas industry with a number of other companies, including large multi-national oil and gas companies and other independent operators, in some cases with greater financial resources and with more experience than the Company. The Company does not hold a significant competitive position in either the foreign or domestic oil and gas industry.

Regulation

     General. The Company's operations may be subject to regulation by foreign governments or other regulatory bodies governing the area in which the Company's overseas operations are located. Regulations govern such things as drilling permits, production rates, environmental protection, pollution control, royalty rates and taxation rates among others. These regulations may substantially increase the costs of doing business and sometimes may prevent or delay the starting or continuing of any given exploration or development project. Moreover, regulations are subject to future changes by legislative and administrative action and by judicial decisions which may adversely affect the petroleum industry in general and the Company in particular. At the present time, it is impossible to predict the effect any current or future proposals or changes in existing laws or regulations will have on the Company's operations. The Company believes that it complies with all applicable legislation and regulations in all material respects.

     Subsequent to December 31, 1997, the Kazakhstan government tax authority began conducting an audit of KKM. The Company believes that as of December 31, 1997, KKM has adequately provided for any potential tax liabilities which may exist.

     Environmental. Based upon a study undertaken on behalf of the Company by an unaffiliated party, the Company does not believe that its business operations foreign and domestic presently impair environmental quality. However, compliance with foreign and domestic regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the Company, the extent of which the Company is unable to assess. Since inception the Company has not made any material capital expenditures for environmental control facilities and has no plans to do so. KKM removed all material left in the Karakuduk Field by the Soviet drillers and the Company believes that Karakuduk Field is in compliance with all applicable environmental standards.

Employees

     As of March 27, 1998, the Company had 7 full-time employees and one part-time employee. CAP-G operates through its officers and directors and has no employees. KKM has 80 employees and retains independent contractors on an as needed basis through the Company's wholly owned subsidiary Road Runner Services Company.


ITEM 2.  PROPERTIES

The Karakuduk Field

     The Karakuduk Field is located in the Mangistau Region of the Republic of Kazakhstan. KKM's license to develop the Karakuduk Field covers an area of approximately 16,922.5 acres and has been granted to KKM for a period of 25 years. The agreement granting KKM the right to develop the Karakuduk Field was approved by the Ministry of Oil and Gas Industries of the Republic of Kazakhstan on August 30, 1995.

     The Karakuduk Field is geographically located approximately 227 miles northeast of the regional capital city of Aktau, on the Ust-Yurt Plateau. The closest settlement is the Say-Utes Railway Station approximately 38 miles southeast of the field. The ground elevation varies between 590 and 656 feet above sea level. The region has a dry, continental climate, with fewer than 10 inches of rainfall per year. Mean temperatures range from -25 degrees Fahrenheit in January to 100 degrees Fahrenheit in July. The operating environment is similar to that found in northern Arizona and New Mexico in the United States.

     The Karakuduk structure is an asymmetrical anticline located on the Aristan Uplift in the North Ustyurt Basin. Oil was discovered on the structure in 1972, when Kazakhstan was a republic of the former Soviet Union, from Jurassic age sediments between 8,500 and 10,000 feet. Twenty-two exploratory and development wells were drilled to delineate the field; however, none of the wells were ever placed on production. The productive area of the Karakuduk Field is 11,300 acres, with a minimum of seven separate productive horizons present in the Jurassic formation. Oil has been recovered in tests from all seven horizons within the Jurassic formation with flow rates ranging from 3 to 966 barrels per day. The Company estimates that drilling a maximum 90 additional oil wells and 26 water injection wells may be required to fully develop the field. Peak oil production from the field is expected to occur by 2001, although the time or amount of development or production cannot presently be assured.

     Although the Company has a reserve report on the Karakuduk Field that was commissioned by the Company and that was reviewed by a petroleum engineering group retained by the Company, the reserve report is over three years old and did not consider the potential adverse impact of marketability on price of any oil which might be produced. Therefore, the Company does not claim that any of the reserves specified in the reserve report are proven. As a result of the Company recently reentering a well in the Karakuduk Field and because of the Company's future drilling plans for the Karakuduk Field, the Company expects to be able to obtain an updated reserve report for the Karakuduk Field in late 1998 or early 1999.

     The Karakuduk Field is approximately 18 miles north of the Mukat-Mangishlak railroad, the Mangishlak-Astrakghan water pipeline, the Beyneu-Uzen high voltage utility lines, and the Uzen-Atrau-Samara oil and gas pipelines. KKM has entered into a protocol of intentions whereby the entity that operates the KazTrans Oil pipeline and KKM have undertaken to conclude a contract which will give KKM access to the pipeline. This access will allow KKM to ship oil to export markets. In addition to this protocol, on March 7, 1998, KKM signed a contract with the export-import firm of Munay-Impex, a subsidiary of KazakhOil, to export crude oil produced by KKM to both the Commonwealth of Independent States (CIS) and other countries in the amount up to 100,000 (one hundred thousand) metric tons according to the schedule of shipment of Kazakhstan oil during 1998. KKM will supply crude oil to Munay-Impex in amounts of not less than 5-10 thousand tons. The planned development program for the Karakuduk Field will include a pressure maintenance operation that the Company believes could result in additional recoverable reserves.

     The ability of the Company to realize the carrying value of its assets is dependent on being able to extract and transport hydrocarbons and finding appropriate markets for their sale. Currently, exports from the Republic of Kazakhstan are dependent on limited transport routes and, in particular, access to the Russian pipeline system. Domestic markets in the Republic of Kazakhstan might not permit world market price to be obtained. Management believes, however, that over the life of the project, transportation restrictions will be alleviated and prices will be achievable for hydrocarbons extracted to allow the Company full recovery of the carrying value of its assets. KKM, according to its license agreement with the Government of Kazkhstan, has a priority use of the existing pipeline network. In this regard, KKM has entered into a contract with Munay-Impex, which is referenced above, for export of crude oil of up to 100,000 metric tons during 1998. The contract was signed on March 7, 1998. Currently, oil is being produced through the field separators into storage tanks or directly into oil transport trucks for delivery to the pipeline under the terms of the contract.

     Because of uncertainties surrounding the prospect, no proved reserves have been attributed to the Karakuduk Field. The Karakuduk Project will require significant development costs for which the financing is not complete. There can be no assurance that the project will be adequately financed or that the field will be successfully developed. The license requires a minimum work plan of approximately $10 million by December 31, 1997 (which has been satisfied), an additional $34.5 million by December 31, 1998 and $12 million by December 31, 1999. The agreement provides KKM with the right to defer the minimum work program under certain conditions. As part of the minimum work plan requirement, the Company has loaned CAP-G more than $12 million to fund KKM's current operation. KKM's 1998 budget of $34 million has been approved by the KKM Board of Directors through December 31, 1998. It is planned that this requirement will be funded by the Company through loans by its subsidiary, CAP-G, to KKM and by the sale of oil by KKM. In addition, the Company is attempting to obtain limited or non-recourse project financing for KKM, which may reduce the amount of loans from CAP-G.

     The Karakuduk Field will be developed in phases. Phase I, expected to require at least one to two years, began during 1996. Phase I expenditures are to include the recompletion of four existing wells. Also, it is planned that a development well program in the Karakuduk Field will commence in the second half of 1998 as a part of Phase II Development.

     Total costs, including engineering design, well recompletions, drilling and completion costs, storage tanks and facilities, oil transport trucks, roads, camp facilities, communication facilities, field transportation, office overhead and personnel costs, for Phase I are estimated to be $10 to $12 million.

     The Company currently is responsible for providing 100% of the balance of the funding necessary for the completion of the development of the Karakuduk Field.

     The Company first produced crude oil from the Karakuduk Field in December 1997. The produced oil is transported by truck to the export pipeline of Say-Utes, which is 38 miles from the field. By the second quarter of 1998, it is planned that any oil produced will be transported using several options: by pipeline from the field to a pipeline terminal to be built at Railroad Station #6, which is apaproximately 18 miles from the Karakuduk Field, or to a railroad boarding facility at the same location or both. The oil will be transported by railroad or via the Uzen-Atrau-Samara pipeline to the Black Sea ports described above for sale to international consumers.

     The first two workover wells reentered in the Karakuduk Field were tested by KKM at a combined sustained flow rate of approximately 2,000 barrels of oil per day. The wells, #21 and #10, are two of twenty-two wells drilled between 1972 and 1992 to delineate the Karakuduk Oil Field. None of such wells were placed on production when originally drilled. Well #21 and well #10 currently have been placed on production to fill storage tanks and transport trucks that deliver oil to the export pipeline. Workover completions are underway on well #7 and well #20. Production has been established from the two uppermost oil-producing zones in the field. The additional zones will be brought on production in subsequent wells.

     Management of the Company believes the risk-to-reward considerations involved with the development of the Karakuduk Field are very positive and may lead to substantial growth of the Company over the next several years. However, the Company can provide no assurances that the Karakuduk Field will produce oil in any specific amounts or that the Company will ever realize a profit as a result of the Company's interest in the field.

     KKM was re-registered on July 24, 1997, with the government of Kazakhstan. The re-registration was required as a result of new legislation in Kazakhstan. The Company believes that KKM is now in compliance with all Kazakhstan laws and regulations related to the registration requirements relating to legal entities. The re-registered KKM includes as a shareholder Kazakh Oil, the national petroleum company which holds the majority of the interest of the government of Kazakhstan in KKM. The balance is owned by a private Kazakhstan joint stock company.

     The permits and licenses required to develop the Karakuduk Field have been obtained. However, there is no assurance that any further permits or licenses, if required, will be obtained. Also, because of uncertainties surrounding the project, no proved reserves have been attributed to the field. The project will require significant development costs for which the financing is not in place. There can be no assurance that the project will be financed or that the Karakuduk Field will be successfully developed. Further, the Company will face all of the risks inherent in attempting to develop an oil and gas property in a foreign country.

     In the first quarter of calendar 1997, the Company disposed of all of its remaining interests in oil and gas properties in the United States.

     See  also  Item  7--Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

     Reserves. As detailed in "Disclosures About Oil and Gas Producing Activities" following the Notes to Consolidated Financial Statements in this report, estimated quantities of the Company's proved oil and natural gas reserves both decreased 100% for the fiscal year ended November 30, 1996, as compared to the previous fiscal year. Reserves decreased due to production during the year, the sale of certain producing properties and the abandonment of certain properties which produced at uneconomic rates. The present value of the Company's proved reserves decreased 100% at the fiscal year end November 30, 1996, as compared to the end of the previous fiscal year, due to lower natural gas prices, production, the sale of proved reserves and abandonment of proved reserves. The Company claims no proved reserves as of December 31, 1997.

     Although the Company has a reserve report on the Karakuduk Field that was commissioned by the Company and that was reviewed by a petroleum engineering group retained by the Company, the reserve report is over three years old and did not consider the potential adverse impact of marketability on price of any oil which might be produced. Therefore, the Company does not claim that any of the reserves specified in the reserve report are proven. As a result of the Company recently reentering a well in the Karakuduk Field and because of the Company's future drilling plans for the Karakuduk Field, the Company expects to be able to obtain an updated reserve report for the Karakuduk Field in late 1998 or early 1999.

     Since January 1, 1997, the Company has not filed with or included in any reports to any other Federal authority or agency any estimates of total, proved net oil or gas reserves.

     Net Quantities of Oil and Gas Produced. The Company's net oil and gas production for each of the last three fiscal years and for the month of December 1996 (all of which prior to 1997 was from properties located in the United States) was as follows:


                                                                            Year Ended November 30,
                      Year Ended                  Month of                  -----------------------
                   December 31, 1997            December 1996            1996                     1995
                   -----------------            -------------            ----                     ----
Oil (Bbls)         Less than 1,000                  -0-                   1,737                    8,224
Gas (Mcf)               -0-                         -0-                  96,906                  132,924

     The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization were as follows:



                                                                       Average            Average            Average
     Year Ended            Month of             Year Ended           Sales Price        Sales Price         Production
    December 31,           December            November 30           Oil (Bbls)          Gas (Mcf)         Cost Per BOE
    ------------           --------            -----------           -----------        ----------        ------------
        1997                                                              *                  *                  *
                             1996                                         *                  *                  *
                                                   1996                 17.53              1.17                2.07
                                                   1995                 14.27              1.02                3.78

* The Company did not sell any significant quantities of oil and gas during these periods.

     The above table represents activities related only to oil and gas production.

     Productive Wells and Acreage. As of December 31, 1997, the Company had interests in one productive oil well and no productive gas wells. As of December 31, 1997, the Company had a net 50% beneficial interest in KKM which holds a governmental license to develop the Karakuduk Field, a 16,900 acre oil field in the Republic of Kazakhstan which was discovered in 1972 with the drilling of 22 exploratory and development wells by the former Soviet Union. These wells were not produced commercially. On December 31, 1997, KKM delivered by truck to the pipeline oil that KKM had recovered from testing well #21, the first well reentered in the Karakuduk Field. Well #21 tested on a sustained flow of 526 barrels of oil per day. The well was subsequently shut-in until installation of a transfer system and a laboratory at Say-Utes was completed in February 1998. The well produces oil periodically to fill storage and/or transport trucks that deliver oil to the export pipeline. As of March 23, 1998 Well #10 has been reperforated and well #10 was produced at a sustained test flow rate with a 1/2" choke of 1,450 barrels of oil per day.

     Drilling Activity. During the last fiscal year ended December 31, 1997, the month of December 1996 and the previous two fiscal years ended November 30, 1996, the Company did not participate in the drilling of any productive exploratory and development wells. The Company did participate in the reentry of one previous oil well which had never been placed on production.

     Present Activities. As of March 23, 1998, the Company was in the process of reentering well #20 and well #7. Well #10 was reperforated and flowed 1,450 barrels of oil per day through a 1/2 choke.

     Offices. On March 16, 1998, the Company relocated its offices to 2211 Norfolk, Suite 1150, Houston, Texas 77098. The new office is comprised of approximately 5,570 square feet and will be leased for a five year term at an initial rental of approximately $7,891 per month.

ITEM 3.  LEGAL PROCEEDINGS

     On November 14, 1997, Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. ("Plaintiffs") filed a lawsuit against the Company, Howard Karren, Whittier Trust Company and James A. Jeffs in the District Court of Harris County, Texas. The Company was served with the Complaint on December 3, 1997. Plaintiffs claim that the Company breached an alleged agreement with them whereby Plaintiffs were to raise capital for the Company through a private placement of the Company's securities, that the Company and Mr. Karren made false representations in connection with the alleged contract and that Whittier Trust Company and James
A. Jeffs interfered with the Company's performance of the alleged contract. Plaintiffs are seeking actual damages of $3,435,000 and exemplary damages of $25,000,000 from each defendant, plus attorneys' fees. A motion for a summary judgment filed by the Plaintiff was denied by the Court.

     The defendants believe the allegations are without merit and intend to vigorously defend the lawsuit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the Company's fiscal quarter ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's $0.10 par value common stock trades on the Nasdaq Small-Cap Market under the symbol CHAR.

     At March 24, 1998, the Company had approximately 2,032 shareholders of record of its $0.10 par value common stock. No dividend has been paid on the Company's common stock, and there are no plans to pay dividends in the foreseeable future.

     The following table shows the range of high, low and closing sales prices for each quarter during the Company's last two calendar years ended December 31, 1997, as reported by the National Association of Securities Dealers, Inc.

    Trading Range                               Price Range
 Fiscal Quarter Ended                  High        Low      Closing
 --------------------                  ----        ---      -------

   March 31, 1996                      1 11/32    11/16     1 3/16
   June 30, 1996                       1 21/32    1 1/32    1 3/8
   September 30, 1996                  1 3/4      1 3/16    1 5/16
   December 31, 1996                   1 13/32    3/4       29/32
   March 31, 1997                      1 3/16     3/4       7/8
   June 30, 1997*                      1          3/4       13/16
   September 30, 1997                  1 1/4      11/16     1 5/32
   December 31, 1997                   3 3/32     1 1/16    2 1/2

* On May 29,1997, the Company changed its fiscal year end from November 30 to December 31.

The following is information as to all securities of the Company sold by the Company since November 30, 1996, which were not registered under the Securities Act of 1933, as amended ("Securities Act").

     In November and December, 1996, the Company borrowed $1,850,000 for interim financing pursuant to unsecured convertible promissory notes that bore interest at 8% per annum, which was payable monthly, and that were due and payable on or before May 29, 1998. The promissory notes were convertible into the Company's Common Stock at the lower of $0.75 per share or 75% of the market price of the Common Stock on the date of the conversion if the market price was less than $1.00 per share on such date. The proceeds from the first of such loans was received on November 22, 1996. The Company issued the promissory notes in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The persons represented to the Company that they acquired the promissory notes for their own accounts and not with a view to distribution. Such persons had available to them all material information concerning the Company. The promissory notes bear an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

     In connection with such borrowings, the Company issued the lenders stock purchase warrants that terminate on November 30, 1999, to purchase a total of 462,500 shares of the Company's Common Stock at $0.25 per share. The Company further agreed that the Company would issue the lenders warrants to purchase an additional 185,000 shares of the Company's Common Stock if the promissory notes were not paid or converted by May 29, 1997, and warrants to purchase an additional 370,000 shares of the Company's Common Stock if the promissory notes were not paid or converted by November 30, 1997. Of the warrants to purchase 185,000 shares, the Company was required to issue warrants to purchase 125,000 shares. Such warrants are exercisable for a period of three years at $0.25 per share. As of November 30, 1997, $1,500,000 of the notes had been converted into the Company's Common Stock and the remaining notes were completely paid off by the Company. The Company issued the warrants in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The persons represented to the Company that they acquired the warrants for their own accounts and not with a view to distribution. Such persons had available to them all material information concerning the Company. The certificates evidencing the warrants bore an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

     The Company attempted to negotiate an agreement pursuant to which the Company would acquire 100% of the issued and outstanding capital stock of M-D International Petroleum, Inc. ("MDI"), a private company. On January 8, 1997, the Company agreed to issue 180,000 shares of the Company's Common Stock to Enron Oil & Gas Uzbekistan, Ltd. ("EOGU") to obtain an option to acquire MDI. The Company issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. EOGU had available all material information concerning the Company. The certificate evidencing the shares bears an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

     On February 12, 1997, the Company entered into a Severance Agreement with Paul V. Hoovler pursuant to which Mr. Hoovler received warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.85 per share and warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.25 per share. The Company issued the warrants in reliance upon the exemption from registration under Section 4(2) of the Securities Act. Mr. Hoovler had available to him all material information concerning the Company. The warrants have and the certificates evidencing the shares underlying the warrants will bear an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

     On April 22, 1997, the Company sold 3,076,923 shares of the Company's Common Stock for $0.65 per share for a total of $2,000,000 to a private investor. In connection with the transaction, the Company also issued a warrant to the investor to purchase up to an additional 4,615,385 shares of the Company's Common Stock for $3,000,000 or $0.65 per share. The warrant was to expire on December 31, 1997, if not previously exercised. In October, 1997, the private investor exercised a portion of the warrant by purchasing 2,307,692 shares of the Company's Common Stock. At the same time, the Company agreed to extend the expiration date of the remaining portion of the warrant to December 31, 1998. In November, 1997, the private investor exercised the remaining portion of the warrant by purchasing 2,307,693 shares of the Company's Common Stock and exercised another warrant that the private investor had received in connection with a loan made by the private investor in December, 1996, to the Company. The warrant related to 125,000 shares of the Company's Common Stock and was exercisable at a price of $0.25 per share. In April 1997, the private investor also converted a $500,000 promissory note (plus $2,000 of accrued interest) that had previously been issued by the Company to it into 772,991 shares of the Company's Common Stock at a conversion price of $0.65 per share. The Company issued the shares and the warrant in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The investor had available to the investor all material information concerning the Company. The certificates evidencing the shares and the warrant bear an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

     On July 17, 1997, the shareholders of the Company approved a 1997 Incentive Stock Plan pursuant to which all non-employee directors were to receive an award of 250 shares of Common Stock of the Company for each meeting of the board of directors attended by such director. The directors have waived their rights to receive shares for the meetings in 1997. Also on July 17, 1997, the shareholders approved a 1997 Non-Employee Directors' Stock Option Plan pursuant to which each year each non-employee director will receive an option to purchase 25,000 shares of Common Stock of the Company. The first options relating to a total of 200,000 shares that are exercisable at a price of $0.83 per share were received effective July 17, 1997.

     On September 2, 1997, the Company agreed to issue 87,669 shares of the Company's Common Stock to Charles P. Karren in lieu of $78,000 of accrued salary that had not been paid to Mr. Karren. The Company issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. Mr. Karren had available to him all material information concerning the Company. The certificate evidencing the shares bears an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

     On September 2, 1997, the Company granted five year options to purchase 2,885,000 shares of the Company's Common Stock to various directors of, and consultants to, the Company. Options relating to 1,442,500 shares have an exercise price of $0.75 per share and options relating to 1,442,500 shares have an exercise price of $1.50 per share. The Company issued the options in reliance upon the exemption from registration under Section 4(2) of the Securities Act. Such persons had available to them all material information concerning the Company. The options have and the certificates evidencing the shares underlying the options will bear an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

     On September 3, 1997, the Company sold 461,538 shares of the Company's Common Stock for $0.65 per share for a total of $300,000 to a private investor. In connection with the transaction, the Company also issued a warrant to the investor to purchase up to an additional 461,538 shares of the Company's Common Stock for $300,000 or $0.65 per share. The warrant was to expire on December 31, 1997, if not previously exercised. The private investor exercised a portion of the warrant on December 31, 1997, and received a total of 384,616 shares of the Company's Common Stock. The Company issued the shares and the warrant in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The investor had available to the investor all material information concerning the Company. The certificates evidencing the shares bear an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

     On November 24, 1997, the Company executed a Subscription Agreement ("Agreement") with an investor, which was not affiliated with the Company. Pursuant to the Agreement, the investor purchased 50,000 shares of the Company's Series A Preferred Stock, no par value, for a purchase price of $100.00 per share or an aggregate purchase price of $5,000,000.

     The Series A Preferred Stock is convertible at the option of the holder thereof at any time or from time to time on or prior to the redemption date into Common Stock. The conversion price of the Series A Preferred Stock is $2.25 per share. The number of shares of Common Stock issuable upon conversion of each share of Series A Preferred Stock is determined by dividing $100 by the conversion price per share.

     Allen & Company Incorporated acted as placement agent in connection with the sale of the Series A Preferred Stock. Allen & Company Incorporated elected to receive its fees in the form of warrants to purchase 900,000 shares of the Company's Common Stock that were originally exercisable through November 25, 2002, at an exercise price of $0.01 per share. Due to the fact that the investor did not purchase additional shares of preferred stock pursuant to the Agreement, Allen & Company Incorporated has agreed that warrants to purchase 700,000 of the shares of the Company's Common Stock will only be exercisable if Allen & Company Incorporated finds alternative funding acceptable to the Company by November 25, 1999.

     The Company issued the shares of Series A Preferred Stock and the warrants in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The investor represented to the Company that the investor acquired the shares for the investor's own account and not with a view to distribution. The investor had available to the investor all material information concerning the Company. The certificates evidencing the shares and the warrants bear an appropriate restrictive legend under the Securities Act.

     In December 1997, the Company exercised an option to acquire 10% of the outstanding shares of CAP-G owned by one person. As a part of the consideration, the Company issued 400,000 shares of Common Stock to such person. The Company issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act. Such person had available to him all material information concerning the Company. The certificates evidencing the shares issued bear an appropriate restrictive legend under the Securities Act and stop transfer instructions have been and will be placed with the Company's stock transfer agent. No underwriter was involved in the transaction.

     On January 23, 1998, the Company ratified the grants of options to purchase 257,000 shares of the Company's Common Stock to various employees of, and consultants to, the Company, granted options to purchase 693,000 shares of the Company's Common Stock to various employees of, and consultants to, the Company, granted (subject to shareholder ratification) 90,000 shares of the Company's Common Stock to the directors of the Company and granted 190,000 shares of the Company's Common Stock to various employees of, and consultants to, the Company. The Company made the grants in reliance upon the exemption from registration under Section 4(2) of the Securities Act. Such persons had available to them all material information concerning the Company. The options have and the certificates evidencing the shares underlying the options and representing the shares granted will bear an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

ITEM 6.  SELECTED FINANCIAL DATA

     The following is selected consolidated financial information concerning the Company. This information should be read in conjunction with the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.


                                   Year Ended     Month of                            Year Ended
                                  December 31,   December     November 30,    November 30,   November 30,   November 30,
                                  ------------   ----------   ----------------------------------------------------------
                                      1997         1996           1996            1995           1994           1993

Oil and gas sales...............         --           --      $  147,000       $ 255,000     $  374,000     $  414,000
Total revenues*.................         --           --         147,000         255,000        374,000        414,000
Noncash write-down of oil
  and gas properties............         --           --             --          619,000        416,000        230,000
Net income (loss)...............  (2,603,000)    (130,000)    (2,416,000)       (704,000)      (474,000)      (123,000)
Net income (loss) per
  common share..................        (.06)        (.00)          (.08)          (0.04)         (0.02)         (0.01)
Working capital.................   3,356,000            *        259,000         366,000        497,000        709,000
Total assets....................  23,519,000            *     14,498,000       5,595,000      2,388,000      2,597,000
Long-term obligations and
   redeemable preferred stock ..   4,710,000            *      1,491,000         461,000             --        115,000
Shareholders' equity............  18,578,000            *     12,114,000       4,920,000      2,035,000      2,167,000
Present value of proved reserves          --           --             --         427,000      1,084,000      1,360,000
Proved oil reserves (bbls)......          --           --             --          66,185        111,690        141,748
Proved gas reserves (mcf).......          --           --             --       3,062,417      3,294,730      2,305,142

-------------------
*  Not applicable due to one month short period ended December 31, 1996


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Previously, the Company's primary source of capital was from oil and gas sales from domestic properties. All domestic properties have been sold or otherwise disposed. The only oil and gas interest of the Company at this time is as a result of the Company's investment in KKM through CAP-G. KKM is a closed joint stock company in Kazakhstan.

     The Company has raised capital to finance a portion of its obligations in connection with the acquisition of its interest in CAP-G and the development of the Karakuduk Field and to satisfy working capital needs in the short term. Since January 1, 1997, the Company raised $2,300,000 through the sale of Common Stock, $3,309,000 through the exercises of warrants and $5,000,000 through the sale of Series A Preferred Stock. The Company may seek to obtain additional capital through debt or equity offerings, encumbering properties, entering into arrangements whereby certain costs of development will be paid by others to earn an interest in the properties, or sale of a portion of the Company's interest in the Karakuduk Field. The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of the oil and gas business is uncertain due, in part, to instability in oil and gas pricing in recent years. The Company's small size and the early stage of development of the Karakuduk Field may also increase the difficulty in raising any financing that may be needed in the future. There can be no assurance that the debt or equity financing that might be required to fund the Company's operations and obligations in the future will be available to the Company on economically acceptable terms if at all.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and has no operating assets presently generating cash to fund its operating and capital requirements. The Company does not anticipate that its current cash reserves and cash flow from operations will be sufficient to meet its capital requirements through fiscal 1998.

     In December 1997 the Company exercised an option to acquire the remaining 10% of CAP-G. The Company now owns all of CAP-G, providing a 50% beneficial interest in the Karakuduk Field. The Company was required to pay $1,625,000 (which includes $800,000 of costs the Company previously paid on behalf of the prior owner of the 10% interest) and issue 400,000 shares of Common Stock for the remaining 10% of CAP-G. The other 50% of the Karakuduk Field is owned by KazakhOil, the national oil company, and a private Kazakhstan joint stock company.

     As of December 31, 1997, substantially all of the Company's assets are invested in the development of the Karakuduk Field, a shut-in oil field in the central Asian Republic of Kazakhstan. Since the Karakuduk Field is in the early stage of development, the Karakuduk Field does not currently produce revenues sufficient to meet its cash outflow needs. The development of the Karakuduk Field, through KKM, will require substantial amounts of additional capital. The terms of the KKM revised license require a work plan from the commencement of operations through December 31, 1997, of at least $10,000,000, which has been satisfied. Additional requirements of $34.5 million and $12 million exist for the years ending December 31, 1998 and 1999, respectively. Without additional funding and significant revenues from oil sales, of which there are no assurances, the Company will not be able to provide sufficient funds to satisfy these requirements and the Company's interest in the Karakuduk Field may be lost.

     The Company received an extension to June 30, 1998, from the Overseas Private Investment Corp. ("OPIC") for political risk insurance. OPIC granted the Company a binding executed letter of commitment on September 25, 1996. The Company has a standby facility for which it has made six payments of $31,250 with another payment due on or before April 1, 1998. The Company expects to execute the contract on or before June 30, 1998.

Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company does not expect to incur any material operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant.

     The Company has no other material commitments for cash outlay and capital expenditures other then normal operations.

Change in Fiscal Year End

     In order to unite the reporting period of the Company with that of its subsidiaries, the fiscal year of the Company was changed to a December 31 year end from the previous November 30 year end. This change took effect on May 29, 1997. As a result of this change, year to date data is as of December 31 for 1997 and as of November 30 for 1996 and 1995. The activity for December 1996 only includes corporate activity and is immaterial.

Results of  Operations  Year Ended  December 31, 1997 Compared  with  Year Ended
 November 30, 1996.

     As mentioned above, during 1997 the Company changed from a fiscal year ended November 30 to a fiscal year ended December 31. The Company's operations during the fiscal year ended December 31, 1997, and the month ended December 31, 1996, resulted in losses before extraordinary items, if any, of $2,389,000 and $130,000, respectively, due to the Company's ongoing transition to international exploration and production operations. The Company's operational loss for December 1996 consisted of miscellaneous corporate level expenses and is immaterial to the overall operational results of the Company.

     Results for the fiscal year ended November 30, 1996 have also been restated to reflect the equity method of accounting for the Company's investment in KKM. In 1996, the Company accounted for KKM using proportional consolidation. After adoption of the equity method, the Company's net loss for the fiscal year ended November 30, 1996, $2,416,000, remained unchanged from the amount originally reported.

     Oil and gas revenues and production costs decreased by $147,000 and $37,000, respectively, from the year ended November 30, 1996, due to the disposition of all of the Company's domestic oil and gas properties during the first quarter of 1997. Interest income increased by $267,000 from the year ended November 30, 1996 due to increased financing of 100% of KKM's operations in Kazakhstan. As of December 31, 1997, the Company held a 50% equity interest in KKM.

     General and administrative costs and interest expense increased by $341,000 and $225,000, respectively, also due to KKM's increased operational activity in Kazakhstan. The Company's equity loss in KKM, however, decreased by $139,000 from the year ended November 30, 1996 due to additional capitalization of costs directly related to development of oil and gas properties held by KKM. The Company recognized a $36,000 economic loss on the disposition of the Company's domestic properties.

     In 1997, the Company recognized a $214,000 extraordinary loss on the extinguishment of long term debt. The Company did not have any other debt obligations outstanding as of December 31, 1997.


Results of Operations Year Ended November 30, 1996 Compared with Year Ended November 30, 1995

     The Company's operations during fiscal 1996 resulted in a loss before extraordinary item of $2,179,000 primarily due to the move from domestic operations into an international operation. Production costs were down from $115,000 in fiscal 1995 to $37,000 in fiscal 1996 as a result of continued decreased production from the Company's domestic operations. General and administrative expenses increased from $166,000 in fiscal 1995 to $2,336,000 in fiscal 1996 as a result of consulting fees to M-D International Petroleum, Inc. of approximately $500,000, additional compensation recorded of approximately $385,000, consisting of $210,000 for bonuses to the former Chief Executive Officer and the former Chief Financial Officer of the Company and $175,000 for compensation related to 350,000 shares of the Company's Common Stock granted to the Chairman of the Board of the Company, and additional expenses for start-up costs in Kazakhstan. Interest expense also increased in relation to the financing of the projects. In fiscal 1996, there was no write down of oil and gas properties as there had been in fiscal 1995 which had totaled $619,000. The result of these changes was a loss of $2,416,000 or $0.08 per share for 1996 as compared to a loss of $704,000 or $0.04 per share for fiscal 1995, before extraordinary loss.

     For fiscal 1996, there was a $237,000 or $0.01 extraordinary per share loss on the extinguishment of long term debt which resulted in a net loss of $2,416,000 or $0.08 per share for 1996.

     Inflation. The Company cannot control prices in its oil and gas sales and to the extent the Company is unable to pass on increases in operating costs, it may be affected by inflation.

Management's Discussion of Changes in Standardized Measure

     Standardized measure of discounted future net cash flows remained unchanged from the fiscal year ended November 30, 1996 and decreased 100% in the year ended November 30, 1996 as compared to the year ended November 30, 1995 due to the withdrawal of the Company from domestic operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for a list of the Financial Statements and the supplementary financial information included in this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 16, 1997, the Company engaged Ernst & Young LLP as the Company's principal independent accountant in place of Grant Thornton LLP. On July 23, 1996, the Company requested and received the resignation of Grant Thornton LLP. There were no disagreements during the Company's two fiscal years ended November 30, 1995, or any interim period subsequent thereto between the Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Grant Thornton LLP, would have caused Grant Thornton LLP to make reference in its reports to the subject matter of such disagreements. The opinion of Grant Thornton LLP on the Company's financial statements for the fiscal years ended November 30, 1995 contained no adverse opinion or disclaimer of opinion, nor was such opinion qualified as to uncertainty, audit scope or accounting principles, except that the opinion on the Company's financial statements for the fiscal year ended November 30, 1995, raised substantial doubt about the Company's ability to continue as a going concern. The decision to change accountants was approved by the Company's Board of Directors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors.




       Name of Director or Officer and         Director                       Principal Occupation
          Position, in the Company              Since      Age             During the last Five Years
       -------------------------------          ------     ---             --------------------------


Howard Karren                                    1996      67    Chairman  of the  Board of the  Company  since
Chairman of the Board,                                           1996;  Chief Executive  Officer of the Company
President and Chief                                              since   January  1997  and  President  of  the
Executive Officer                                                Company since  February  1997.  Senior Advisor
                                                                 to the  Chairman and Chief  Executive  Officer
                                                                 of  Enron  Oil &  Gas  Co.,  an  oil  and  gas
                                                                 company,  from  1994 to  1996.  President  and
                                                                 Vice    Chairman    of   Enron   Oil   &   Gas
                                                                 International Co. from 1984 until 1994.






        Name of Director or Officer and        Director                       Principal Occupation
          Position, in the Company              Since     Age             During the last Five Years
       --------------------------------         -----     ---             --------------------------

Arlo G. Sorensen                                 1996      57    Chief  Financial  Officer and Principal Chief
                                                                 Financial Officer  Accounting  Officer of the
                                                                 Company  since March 1997.  Treasurer  of the
                                                                 Company from February 1997 to February  1998.
                                                                 Trustee  of  M.H.  Whittier  Corporation,   a
                                                                 private   investment   entity,   since  1985.
                                                                 Chairman  of  the  Board  and a  director  of
                                                                 Whittier Trust  Company,  trust company since
                                                                 1988.

David A. Dahl                                    1997      36    Secretary  of the Company  since August 1997;
                                                                 Secretary   President   of  Whittier   Energy
                                                                 Company,  an  oil  and  gas  exploration  and
                                                                 production company,  since 1997, President of
                                                                 Whittier Ventures,  LLC, a private investment
                                                                 entity,   since  January  1996,  and  a  Vice
                                                                 President of Whittier Trust Company,  a trust
                                                                 company,  since April 1993, a Vice  President
                                                                 of Merus  Capital  Management,  an investment
                                                                 manager, from 1990 to 1993.

Alan D. Berlin                                   1997      58    A  partner  of  Aitken   Irvin  Lewin   Berlin
                                                                 Vrooman & Cohn,  LLP since  1995.  Engaged  in
                                                                 the  private  practice  of law for  over  five
                                                                 years  prior to  joining  Aitken  Irvin  Lewin
                                                                 Berlin  Vrooman & Cohn LLP.  Secretary  of the
                                                                 Company  from  January  1996 to  August  1997;
                                                                 President  of the  International  Division  of
                                                                 Belco  Petroleum  Corp.  from 1985 to 1987 and
                                                                 held  various  other   positions   with  Belco
                                                                 Petroleum Corp.  from 1977 to 1985.  Currently
                                                                 a director of Belco Oil & Gas Corp.

Walter A. Carozza                                1997      42    President of Victory  Ventures  LLC, a private
                                                                 equity    reinvestment   firm,   since   1997.
                                                                 Manager   of  and   investor   in  East  River
                                                                 Ventures,  LP, and M3  Partners,  LC,  venture
                                                                 capital   funds,    since   1996   and   1994,
                                                                 respectively.  Involved in the  financing  and
                                                                 management   of   companies   since  1986.   A
                                                                 director of ETEX, Inc.,  Caring  Technologies,
                                                                 Inc., Interlink Health Services,  Inc. and The
                                                                 Rock Island Group, Inc.

Ted Collins, Jr.                                 1997      59    President   of  Collins  &  Ware,   Inc.,   an
                                                                 independent  oil and gas company,  since 1988.
                                                                 President  of Enron Oil & Gas Co.,  an oil and
                                                                 gas  company,  from  1982 to  1988;  Executive
                                                                 Vice  President  and a  director  of  American
                                                                 Quasar  Petroleum  Co. from 1969 to 1982.  Mr.
                                                                 Collins is a director  of Hanover  Compression
                                                                 Company, Mid Coast Energy Resources,  Inc. and
                                                                 Queen Sand Resources, Inc.

Peter G. Dilling                                 1995      47    President and a director of M-D  International
                                                                 Petroleum,  Inc.,  an  oil  and  gas  company,
                                                                 since   September   1994.  A  partner  of  M-D
                                                                 International,  an unincorporated  oil and gas
                                                                 business,  from  March  1993  to the  present.
                                                                 Vice  Chairman  of the  Board  of the  Company
                                                                 from March 1997 to August 1997.


        Name of Director or Officer and        Director                       Principal Occupation
           Position, in the Company             Since     Age             During the last Five Years
        -------------------------------         -----     ---             --------------------------

John G. McMillian                                1997      71    Retired  since 1995.  Chairman,  President and
                                                                 Chief   Executive   Officer  of   Allegheny  &
                                                                 Western  Energy  Corporation,  an oil  and gas
                                                                 company,   from  1987  to  1995;  founder  and
                                                                 former  Chairman and Chief  Executive  Officer
                                                                 of  Northwest  Energy  Company  and  owner and
                                                                 Chairman  and  Chief   Executive   Officer  of
                                                                 Burger  Board  Company.  A director  of Marker
                                                                 International and Excalibur Technologies.

Michael J. Muckleroy                             1997      67    Independent    oil   operator    since   1994.
                                                                 Chairman and Chief Executive  Officer of Enron
                                                                 Liquid  Fuels,  a  subsidiary  of Enron  Corp.
                                                                 which  is  engaged  in  the   processing   and
                                                                 marketing  and  trading  of oil and  gas  from
                                                                 1984 to 1994.

Michael B. Young                                 N/A       29    Treasurer and Controller of the Company since
                                                                 Treasurer and  Controller  February 1998; Tax
                                                                 Manager  in the  Oil & Gas  Tax  Practice  of
                                                                 Arthur Andersen LLP, an accounting firm, from
                                                                 June 1991 to February 1998.



     Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

     The present term of office of each director will expire at the next annual meeting of shareholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by the Company's Bylaws.

     In connection with the Company's acquisition of all of the stock of CAP-D in 1995, the former shareholders of CAP-D have certain rights to nominate directors of their choosing for election to the Company's Board of Directors. Pursuant to these rights, the former CAP-D shareholders caused the nomination of Jay W. McGee, who was elected a director at the 1995 annual meeting of shareholders. Mr. McGee subsequently resigned as a director and officer of the Company to become Co-Managing Director of KKM in Aktau, Kazakhstan. If by June 30, 2000, the Karakuduk Field obtains 5,000 barrels of oil production per day averaged over any sixty (60) day period, or the Company's beneficial interest in the field is sold or the Company and the former shareholders jointly participate in a new exploratory development project, the former shareholders have the right to cause the Company to nominate one additional director at the Company's 2000 year annual meeting of shareholders.

     In connection with borrowings in August 1996, the Company agreed to add two directors selected by two of the lenders, Whittier Ventures LLC and Whittier Energy Company (collectively "Whittiers"). In connection with the transactions, James A. Jeffs resigned from the Company's board of directors. At the request of the Whittiers, on December 2, 1996, Arlo G. Sorensen replaced Mr. Jeffs on the Company's board of directors and on January 3, 1997, David A. Dahl was appointed to the Company's board of directors. The Whittiers will have the right to have their two representatives nominated for directors of the Company until the Whittiers no longer have any investment in the Company.

     There are no other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.


             SECTION 16(a) BENEFICAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during the Company's fiscal year ended December 31, 1997 and Form 5 and amendments thereto furnished to the Company with respect to such fiscal year, during the Company's fiscal year ended December 31, 1997, no persons who were directors, officers or beneficial owners of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Form 3, 4, or 5 except for Walter A. Carozza who did not timely file his Form 3, and failed to file a Form 5 reporting one transaction during the fiscal year ended December 31, 1997, Peter G. Dilling who failed to file three Forms 4 reporting a total of seven transactions and a Form 5 reporting three transactions during the fiscal year ended December 31, 1997 and Howard Karren who did not timely file a Form 5 reporting three transactions during the fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

         In May 1997, the Company changed its fiscal year end from November 30 to December 31. The following table shows all cash compensation paid by the Company for services rendered during the fiscal years ended December 31, 1997, during the month of December 1996 and during the fiscal years ended November 30, 1996 and November 30, 1995 to Howard Karren and to Paul V. Hoovler (there were no executive officers of the Company whose annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1997).


                                           Summary Compensation Table
                                                                                                             Long Term
                                                                                                            Compensation
                                                                           Annual Compensation                 Awards
                                                                     ------------------------------------    ----------

                                   Year                    Year
                                  Ended                   Ended                                 Other        Securities   All Other
      Name and                   December   Month of    November                               Annual        Underlying   Compen-
      Principal Position            31,     December       30,        Salary ($)  Bonus($)  Compensation ($)  Options(#)   sation
      ------------------         --------   ---------   --------     ---------  --------  ----------------  ----------    ----------
      Howard Karren                1997                                   --         --           --         1,025,000         --
      Chief Executive Officer                1996                         --         --           --               --          --
      and President since                                  1996           --         --       $175,000(1)          --          --
      January 1997 and February                            1995           --         --           --               --          --
      1997, respectively                                                                          --

      Paul V. Hoovler              1997                                $12,408       --           --                           --
      Chief Executive
                                             1996                      $ 5,000    $12,500         --           200,000(4)      --
                                                           1996        $60,000(2)    --        $4,937(3)           --     $40,000(5)
      Officer and President                                1995        $60,000       --        $4,413(3)           --     $40,000(5)
      until January 1997 and
      February 1997,
      respectively

---------------------

(1) In connection with Howard Karren becoming a Director and Chairman of the Company of the Company, subject to a certain contingency which was satisfied in April 1996, the Company agreed to issue 350,000 shares of the Company's restricted common stock to Howard Karren, a director of the Company, or his designees. The $175,000 represents the fair market value of the 350,000 shares on April 5, 1996, the date the contingency was satisfied.

(2) In addition, on August 19, 1996, the Company's board of directors awarded Mr. Hoovler a cash bonus of $140,000 as recognition of past and present services to the Company to be used by Mr. Hoovler to exercise certain warrants, granted to Mr. Hoovler pursuant to the Company's 1989 Stock Warrant Plan, to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.28 per share. This bonus will not become payable until receipt of notice from Mr. Hoovler, which notice may not be given and shall not be effective, until the earlier of (i) completion of a sale or farmout by the Company of all or a portion of its interest in the Karakuduk Oil Field in Kazakhstan, ("Karakuduk Field") or (ii) the date when the Company makes a public disclosure of a sale or farmout of the Karakuduk Field. At its sole option and discretion, the Company may, in lieu of making payment of such bonus to Mr. Hoovler, use all or a portion of such bonus as a direct offset to Mr. Hoovler's obligation to make any payment due to the Company upon exercise of the warrants. Anything mentioned above to the contrary notwithstanding, in the event Mr. Hoovler has exercised and paid for the warrants prior to the date the bonus becomes payable, the Company shall pay such bonus directly to Mr. Hoovler, but only upon completion of a sale or farmout of all or a portion of its interest in the Karakuduk Field.

(3) Represents the amounts distributed pursuant to a royalty participation plan to Paul V. Hoovler.

(4)  Represents shares underlying  warrants that were received by Mr. Hoovler as
     a  part  of  a  severance  agreement  with  the  Company.   See  "Executive
     Compensation--Termination of Employment Agreements."

(5) The Company had a Deferred Compensation and Death Benefit Plan for Paul V. Hoovler. The Company paid Mr. Hoovler $40,000 annually from this plan until Mr. Hoovler voluntarily terminated his employment in February 1997 at which time he received the life insurance policy on his life which previously provided for the major portion of any costs to the Company. The plan was fully funded when the Company paid, during the Company's fiscal year ended November 30, 1991, the final payment of a premium of $18,000 on the life insurance policy.


                                        Option Grants in Last Fiscal Year

         The  following  table  sets  forth   information   concerning   options
(warrants)  granted by the  Company to Howard  Karren and Paul V.  Hoovler  from
December 1, 1996 through December 31, 1997.

                       Number of
                       Securities
                       Underlying         % of Total Options
                       Options            (Warrants) Granted to                                  Market Price
                       (Warrants)         Employees                Exercise or     Expiration    on Date of
Name                   Granted            During Period            Base Price      Date          Grant (1)
----                   ----------         ------------------       -----------     ----------    -------------
Howard Karren        25,000 Shares             1.9%                $0.828125       7/16/2007     $0.82812
                    500,000 Shares            36.6%                $0.75           9/1/2002      $0.8125
                    500,000 Shares            36.6%                $1.50           9/1/2002      $0.8215

Paul V. Hoovler     100,000 Shares (2)         7.5%                $0.85           2/12/2001     $0.828125
                    100,000 Shares (2)         7.5%                $1.25           1/1/2002      $0.828125



(1) The market price on the date of grant is based on the mean between the closing bid and asked prices of the Company's Common Stock on the date of grant or on the next day before the date of grant on which there were reported bid and asked prices of the Company's Common Stock.

(2) Mr. Hoovler's warrants were received as a part of a severance agreement with the Company. See "Executive Compensation--Termination of Employment Agreements."

                          Fiscal Year-End Option Values

     The following table sets forth information concerning unexercised options (warrants) held by Howard Karren and by Paul V. Hoovler at December 31, 1997:


                                    Number of Securities
                                   Underlying Unexercised                     Value of Unexercised
                                        Options as of                        In-the-Money Options at
                                     December 31, 1997(#)                     December 31, 1997($)
                                ----------------------------            -----------------------------
Name                           Exercisable/        Unexercisable           Exercisable/ Unexercisable
----                           -----------         -------------           -----------  -------------
Howard Karren...........        1,025,000             - 0 -             $1,379,180(1)         - 0 -
Paul V. Hoovler.........          600,000             100,000           $1,285,000(1)       $125,000

-----------------------

(1) The value was determined by multiplying the number of shares underlying the warrants by the difference between the exercise price and the closing sale price of the Company's Common Stock on December 31, 1997.

Compensation of Directors

     On July 17, 1997, the shareholders of the Company approved a 1997 Incentive Stock Plan pursuant to which all non-employee directors were to receive an award of 250 shares of Common Stock of the Company for each meeting of the board of directors attended by such director. The directors have waived their rights to receive shares for the meetings in 1997. Also on July 17, 1997, the shareholders approved a 1997 Non-Employee Directors' Stock Option Plan pursuant to which each year each non-employee director will receive an option to purchase 25,000 shares of Common Stock of the Company.

     On January 23, 1998, the Board of Directors of the Company, subject to ratification of the grants by the shareholders of the Company at the next Annual Meeting of Shareholders, granted each director of the Company 10,000 shares of the Company's Common Stock for their service to the Company. There were no other standard or other arrangements for the compensation of the Company's directors in effect for the Company's fiscal year ended December 31, 1997.

Termination of Employment Arrangements

     Paul V. Hoovler, the former Chief Executive Officer and President of the Company, entered into a severance agreement ("Agreement") with the Company effective February 12, 1997. Pursuant to the Agreement, Mr. Hoovler received his salary and unpaid vacation time accrued through February 12, 1997. Also, the Company agreed to amend the Company's 1989 Stock Warrant Plan to enable Mr. Hoovler to transfer the warrants granted to him in 1996 to a member of his family or a trust created by him.

     Further, Mr. Hoovler was granted warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.85 per share, for a period of four years and warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.25 per share that became exercisable on January 1, 1998, and remain exercisable for a period of four years from such date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of March 24, 1998, the number of shares of the Company's outstanding Common Stock beneficially owned by each of the Company's current directors and executive officers, sets forth the number of shares of the Company's outstanding Common Stock beneficially owned by all of the Company's current directors and executive officers as a group and sets forth the number of shares of the Company's outstanding Common Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of Common Stock:

Name and Address of Beneficial Owner            Amount and Nature of     Percent
or Name of Executive Officer or Director      Beneficial Ownership(1)   of Class
----------------------------------------      -----------------------   --------

Allen & Company Incorporated.................          8,331,107(2)      16.4%
711 Fifth Avenue
New York, New York 10022
Drake and Company............................          2,490,000          5.0%
Citibank Performance Portfolio A.A.
c/o Citibank, N.A.
153 E. 53rd Street, 21st Floor
New York, New York 10043
Whittier Ventures, LLC.......................          3,233,556(3)       6.5%
1600 Huntington Drive
South Pasadena, California 91030
Howard Karren................................          1,175,000(4)       2.3%
David A. Dahl................................          5,019,803(5)      10.1%
Alan D. Berlin...............................             25,000(6)        *
Walter A. Carozza............................             25,000(7)        *
Ted Collins, Jr..............................               100,000        *
Peter G. Dilling.............................            626,618(8)       1.3%
John G. McMillian............................            425,000(9)        *
Michael J. Muckleroy.........................                10,000        *
Arlo G. Sorensen.............................            86,242(10)        *
Michael B. Young.............................            60,000(11)        *
All Directors and Officers
   as a Group (ten persons)..................         7,552,663(12)      14.7%

*    Less than 1%.

(1) To the knowledge of the Company's management, the beneficial owners listed have sole voting and investment power with respect to the shares shown unless otherwise indicated. The shares shown do not include any shares that any directors are entitled to receive pursuant to the 1997 Incentive Stock Plan for meetings held in 1998. The shares shown do not include 10,000 shares granted to each director subject to shareholder ratification. See "Executive Compensation-Compensation of Directors."

(2) Based on Amendment No. 1 to Schedule 13D. Includes 1,128,720 shares underlying presently exercisable warrants. Does not include 700,000 shares underlying a warrant that is not exercisable.

(3)  Includes 262,500 shares underlying presently exercisable warrants.

(4) Includes 1,025,000 shares underlying presently exercisable options. Does not include 285,000 shares underlying an option granted to Mr. Karren and does not include 10,000 shares granted to Mr. Karren in January 1998 because the directors are still discussing the terms of such grants.

(5) Includes 75,000 shares underlying presently exercisable options owned by David A. Dahl, the 3,233,556 shares beneficially owned by Whittier Ventures LLC, 349,185 shares owned by Whittier Energy Company, 87,500 shares underlying presently exercisable warrants owned by Whittier Energy Company and 1,274,562 shares beneficially owned by Whittier Trust Company. David A. Dahl has no pecuniary interest in the shares beneficially owned by Whittier Ventures LLC, Whittier Energy Company or Whittier Trust Company but, as the President of Whittier Ventures LLC and Whittier Energy Company and as the Vice President of Whittier Trust Company, Mr. Dahl has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares pursuant to Rule 13d-3 adopted under the Securities Exchange Act of 1934, as amended. Mr. Dahl's address is the same as the address of Whittier Ventures, LLC.

(6)  Includes 25,000 shares underlying a presently exercisable option.

(7)  Includes 25,000 shares underlying a presently exercisable option.

(8) Includes 25,000 shares underlying presently exercisable options. 601,618 shares are owned directly by Spectrum Development, Inc. which is controlled by Mr. Dilling, and the 601,618 shares include 301,618 of a total of 1,250,000 shares being held in escrow in connection with the acquisition of Central Asian Petroleum, Inc. Does not include 400,000 shares underlying an option that is not currently exercisable.

(9)  Includes 25,000 shares underlying a presently exercisable option.

(10) Includes 75,000 shares underlying presently exercisable options and 11,242 shares owned by Whittier 1982 Oil Trust for which Mr. Sorensen is the trustee and has voting and investment power over such shares. Mr. Sorensen is a director of Whittier Ventures LLC and Whittier Energy Company. However, Mr. Sorensen disclaims beneficial ownership of the shares that are owned by Whittier Ventures LLC and Whittier Energy Company.

(11) Includes 50,000 shares underlying a presently exercisable option. Does not include a grant for 30,000 shares that will vest with respect to 10,000 shares on each of January 30, 1999, 2000 and 2001, if Mr. Young is still employed by the Company on those dates. The shares will vest earlier if Mr. Young is terminated without cause or if the Company is bought or merges with another company.

(12) Includes the shares as described in notes (5) through (12) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In early September 1994, the Company signed a letter of intent with Central Asian Petroleum, Inc., a Delaware corporation ("CAP-D"), and Overseas Consulting Services Company, Inc. ("OCSCO"), both private companies based in Houston, Texas, to jointly pursue the registration and development of the Karakuduk
Field, a shut-in field in the central Asian Republic of Kazakhstan, that was discovered in the early 1970s but never placed on production

     In mid-September 1994, the Company acquired a 25% interest in CAP-G. In April 1995, the Company acquired all of the stock of CAP-D, which also owned an interest in CAP-G. Following the acquisition of CAP-D, the Company's beneficial interest in CAP-G increased to 45%, giving the Company a 22.5% beneficial interest in KKM and the Karakuduk Field. Under terms of the acquisition, the former shareholders of CAP-D have certain rights to cause the Company to nominate persons selected by the former shareholders to the Company's Board of Directors. Jay W. McGee, a former shareholder of CAP-D, was first elected at the 1995 Company's Annual Meeting of Stockholders under the arrangement. Mr. McGee resigned as a director of the Company on October 1, 1997, and became the Co-Managing Director of CAP-G. Additionally, in connection with the acquisition, the Company may be required to pay a brokerage fee to Mr. McGee in the amount of up to $175,000. The Company paid Mr. McGee $50,000 in 1995 and the balance is payable upon the occurrence of certain milestones in development of the Karakuduk Field. The Company issued 4,250,000 shares of restricted Common Stock for CAP-D which were placed in escrow and are to be released to the former shareholders of CAP-D, including Messrs. Dilling and McGee and James A. Jeffs, a director of the Company until November 1996, or their affiliates, from time to time in connection with development of the Karakuduk Field. Of the 4,250,000 shares originally placed in escrow, 3,000,000 shares have been released and delivered to the former shareholders of CAP-D. The additional 55% interest in CAP-G was acquired by the Company from nonaffiliated parties.

     The previous management of the Company had been negotiating an agreement pursuant to which the Company would have acquired 100% of the issued and outstanding capital stock of MDI, a private company of which the shareholders include a director of the Company, Mr. Dilling, and two former directors of the Company, Messrs. Jeffs and McGee. At the time of the acquisition, the only asset that MDI would have had would have been a 5% interest in a joint venture that Enron Oil and Gas Uzbekistan, Ltd.("EOGU") was negotiating for the development of natural gas fields in the Republic of Uzbekistan. The agreement with MDI was not consummated. On January 8, 1997, the Company agreed to issue 180,000 shares of the Company's Common Stock to EOGU to obtain an option to acquire MDI. The Company also granted EOGU registration rights with respect to the 180,000 shares. In the interim, the principal shareholders of MDI, including Messrs. Dilling, Jeffs and McGee, agreed that if the Company did not acquire MDI within a specified time period, the principal shareholders would transfer 180,000 shares of the Company's Common Stock owned by them to the Company to replace the 180,000 shares issued by the Company to EOGU. Because such acquisition did not occur within the specified time period, such principal shareholders transferred the 180,000 shares to the Company and the shares were cancelled. The Company is no longer pursuing the acquisition of MDI.

     In May 1996 through February 1997, the Company paid a base consulting fee of $60,000 per month to MDI for assistance by MDI in seeking means for meeting the Company's funding obligations for the Karakuduk Project. The Company also assumed certain obligations of MDI to pay up to $42,000 during the six month period ending September 30, 1996 to two other unaffiliated consultants engaged to assist MDI and the Company to acquire and review oil and natural gas exploration or development projects in the former Soviet Union. From March 1997 to August, 1997, the Company reimbursed MDI for MDI's expenses incurred in connection with the Karakuduk Project. Currently there are no transactions contemplated between the Company and MDI.

     In November and December, 1996, the Company borrowed $1,850,000 for interim financing pursuant to unsecured convertible promissory notes that bore interest at 8% per annum, which was payable monthly, and that were due and payable on or before May 29, 1998. The promissory notes were convertible into the Company's Common Stock at the lower of $0.75 per share or 75% of the market price of the Common Stock on the date of the conversion if the market price is less than $1.00 per share on such date. The proceeds from the first of such loans were received on November 22, 1996. Whittier Ventures, LLC, Whittier Energy Company and Victory Ventures LLC loaned $1,500,000 of the $1,850,000 that was loaned to the Company. Whittier Ventures, LLC, Whittier Energy Company and Victory Ventures LLC subsequently converted their loans into the Company's Common Stock as described below.

     In connection with such borrowings, the Company agreed to issue the lenders warrants that terminate on November 30, 1999, to purchase a total of 462,500 shares of the Company's Common Stock at $0.25 per share and agreed to add two directors selected by two of the lenders, Whittier Ventures LLC and Whittier Energy Company, to the Company's Board of Directors. The Company further agreed that the Company would issue the lenders warrants to purchase an additional

185,000 shares of the Company's Common Stock if the promissory notes were not paid or converted by May 31, 1997, and warrants to purchase an additional 370,000 shares of the Company's Common Stock if the promissory notes were not paid or converted by November 30, 1997. Just prior to November 30, 1997, the Company offered to repay the then outstanding promissory notes, including the promissory notes to Whittier Ventures LLC and Whittier Energy Company. The lenders advised the Company that they were considering whether or not to convert their promissory notes into shares of the Company's Common Stock and requested the Company to not repay the promissory notes by November 30, 1997. In connection with such requests, the lenders agreed that the lenders would not receive any of the warrants to purchase an additional 370,000 of the Company's Common Stock if the promissory notes were not paid or converted by November 30, 1997. The warrants that were issued are exercisable for a period of three years at $0.25 per share. Effective November 30, 1997, Whittier Ventures LLC and Whittier Energy Company converted the principal and accrued interest in their promissory notes into 1,047,556 shares and 349,185 shares, respectively, of the Company's Common Stock.

     Walter A. Carozza, a director of the Company, is the President of Victory Ventures LLC. On April 22, 1997, the Company sold 3,076,923 shares of the Company's Common Stock for $0.65 per share for a total of $2,000,000 to Victory Ventures LLC. In connection with the transaction, the Company also issued a warrant to Victory Ventures LLC to purchase up to an additional 4,615,385 shares of the Company's Common Stock for $3,000,000 or $0.65 per share. In October, 1997, Victory Ventures LLC exercised a portion of the warrant by purchasing 2,307,692 shares of the Company's Common Stock. At the same time, the Company agreed to extend the expiration date of the remaining portion of the warrant to December 31, 1998. In November, 1997, Victory Ventures LLC exercised the remaining portion of the warrant by purchasing 2,307,693 shares of the Company's Common Stock and exercised another warrant that Victory Ventures LLC had received in connection with a loan made by Victory Ventures LLC in December, 1996, to the Company. The warrant related to 125,000 shares of the Company's Common Stock was exercisable at a price of $0.25 per share. Victory Ventures LLC subsequently distributed to its members or sold to various persons all of the Company's Common Stock owned by Victory Ventures LLC so that, as of the date hereof, Victory Ventures LLC no longer owns any shares of the Company's Common Stock.

     In April, 1997, Victory Ventures LLC also converted a $500,000 promissory note (plus $2,000 of accrued interest) that had previously been issued by the Company to Victory Ventures LLC in December 1996 into 772,308 shares of the Company's Common Stock at a conversion price of $0.65 per share.

     On August 29, 1997, Whittier Ventures LLC loaned the Company $100,000. The loan was repaid on December 4, 1997, with interest at a rate of 1% per month. The loan was unsecured. On October 9, 1997, Whittier Ventures LLC loaned the Company an additional $200,000. The loan was repaid on December 4, 1997, with interest at a rate of 1% per month. The loan was unsecured. In September 1997, Howard Karren advanced $61,000 to CAP-G which was repaid by CAP-G to Mr. Karren without interest in December 1997. Mr. Karren also personally guaranteed payments to various suppliers.

     Aitken Irvin Lewin Berlin Vrooman & Cohn, LLP, a law firm in which Alan D. Berlin, a director of the Company, is a partner, provides legal services to the Company for which the law firm charges the Company an amount not in excess of the law firm's normal billing rates. The total amount of fees that were paid by the Company to the law firm during the Company's year ended December 31, 1997, did not exceed 5% of the law firm's gross revenues for the law firm's last full fiscal year.

     On November 24, 1997, the Company executed a Subscription Agreement ("Agreement") with an investor, which was not affiliated with the Company. Pursuant to the Agreement, the Company sold to the investor 50,000 shares of the Company's Series A Preferred Stock, no par value, for a purchase price of $100.00 per share or an aggregate purchase price of Five Million Dollars ($5,000,000). The investor also agreed to purchase an additional 25,000 shares of the Company's Series A Preferred Stock for an additional $2,500,000 and 150,000 shares of the Company's Series B and Series C Preferred Stock for $15,000,000.

     In March 1998, prior to the receipt of the funds for any additional purchases the investor was to make under the agreement, the Company and the investor mutually released each other from any further obligations under the Agreement. The investor retained the initial 50,000 shares of Series A Preferred Stock that are convertible into the Company's Common Stock at $2.25 per share. The number of shares of Common Stock issuable upon conversion of each share of Series A Preferred Stock will be determined by dividing $100 by the conversion price per share. The Company is not required to issue any additional preferred stock under the Agreement and the investor has no other obligation to provide funds to the Company in exchange for such stock.

     The Series B Preferred Stock and Series C Preferred Stock would have been convertible at the option of the holders thereof at any time or from time to time on or prior to the redemption date into Common Stock. The conversion price of the Series B Preferred Stock was initially $3.00 per share; and the conversion price of the Series C Preferred Stock was initially $4.25 per share. The number of shares of Common Stock issuable upon conversion of each share of Series B Preferred Stock and Series C Preferred Stock would have been determined by dividing $100 by the conversion price per share.

     Allen & Company Incorporated (Allen & Company) acted as placement agent in connection with the sale of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock pursuant to the Agreement. Allen & Company elected to receive its fees in the form of warrants to purchase 900,000 shares of the Company's Common Stock that were all originally exercisable through November 25, 2002, at an exercise price of $0.01 per share.

     The Company has agreed to allow Allen & Company to retain the warrants to purchase 700,000 shares of the Company's Common Stock related to the $17,500,000 in funds not received under the original terms of the Agreement, provided Allen & Company raises additional capital for the Company within the two year period ending November 25, 1999. Based on a subsequent agreement, the unearned warrants to purchase 700,000 shares of the Company's Common Stock held by Allen & Company are fully restricted from exercise unless Allen & Company raises additional capital for the Company that is acceptable to the Company's Board of Directors. For each $25 of additional capital raised, a warrant to purchase one share of Common Stock will be deemed to be earned. If, before November 25, 1999, Allen & Company fails to raise additional capital for the Company under terms acceptable to the Company, Allen & Company will return the unearned portion of the warrants to the Company.

     On July 17, 1997, the shareholders of the Company approved a 1997 Incentive Stock Plan pursuant to which all non-employee directors were to receive an award of 250 shares of Common Stock of the Company for each meeting of the board of directors attended by such director. The directors have waived their rights to receive shares for the meetings in 1997. Also on July 17, 1997, the shareholders approved a 1997 Non-Employee Directors' Stock Option Plan pursuant to which each year each non-employee director will receive an option to purchase 25,000 shares of Common Stock of the Company. The first options relating to a total of 200,000 shares that are exercisable at a price of $0.83 per share were received effective July 17, 1997.

     On January 23, 1998, the Board of Directors of the Company, subject to ratification of the grants by the shareholders of the Company at the next Annual Meeting of Shareholders, granted each director of the Company 10,000 shares of the Company's Common Stock for their service to the Company.

In connection with his employment, the Company granted Michael B. Young a five year option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.25 per share and granted Mr. Young 40,000 shares of the Company's Common Stock that, subject to certain conditions, will vest 10,000 shares on each of January 30, 1998, 1999, 2000, and 2001. All unvested shares shall vest immediately if the Company is bought or merges with another company or if Mr. Young is terminated without cause.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.
            ---------------------

     Table of Contents

     Chaparral Resources, Inc.
     -------------------------
     Report of Independent
     Consolidated Balance Sheets--As of December 31, 1997 and November 30, 1996 Consolidated Statements of Operations--Years ended December 31, 1997,
       November 1996 and November 1995, and the month ended, December 31,1996. Consolidated Statements of Cash Flows--Years ended December 31, 1997,
       November 1996 and November 1995, and the month ended December 31, 1996. Consolidated Statement of Changes in Stockholders' Equity--Thirteen months ended December 31, 1997 and the years ended November 1996 and November 1995.
     Notes to Consolidated Financial Statements
     Supplemental Information - Disclosure About Oil and Gas producing
       Activities - Unaudited

     Karakuduk-Munay, Inc.
     ---------------------
     Report of Independent Auditors
     Balance Sheets - As of December 31, 1997 and 1996
     Statements of Expenses and Accumulated Deficit - Years ended December 31,
       1997, 1996 and 1995
     Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1996 Notes to the Financial Statements

     (a)(2) Financial Statement Schedules.
            ------------------------------

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


     (b) Current Reports on Form 8-K:
         ----------------------------

     The Company filed the following Current Reports on Form 8-K during the last fiscal quarter ended December 31, 1997:

     Current Report on Form 8-K dated November 6, 1997 (Item 7).
     Current Report on Form 8-K/A dated October 31, 1997 (Items 5 and 7). Current Report on Form 8-K dated October 31, 1997 (Items 5 and 7). Current Report on Form 8-K/A dated December 3, 1997 (Item 5).

     (c) Exhibits.
         ---------

Exhibit No.           Description and Method of Filing
-----------           --------------------------------


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

2.3 Amendment to Stock Acquisition Agreement and Plan of Reorganization dated March 10, 1996 between Chaparral Resources, Inc., and the Shareholders of Central Asian Petroleum, Inc., incorporated by reference to the Company's Registration Statement No. 333-7779.

Exhibit No.           Description and Method of Filing
-----------           --------------------------------

3.1 Restated Articles of Incorporation + Amendments dated September 25, 1976, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

3.2 Articles of Amendment to the Restated Articles of Incorporation + Amendments dated April 21, 1988, incorporated by reference to
               Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

3.3 Articles of Amendment to the Restated Articles of Incorporation + Amendments dated April 12, 1994.

3.4 Articles of Amendment to the Restated Articles of Incorporation + Amendments dated June 21, 1995, incorporated by reference to Exhibit B to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

3.5 Articles of Amendment to the Restated Articles of Incorporation + Amendments dated July 17, 1996, incorporated by reference to the Company's Registration Statement No. 333-7779.

3.6 Articles of Amendment to the Restated Articles of Incorporation + Amendments dated November 25, 1997, incorporated by reference to
               Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 31, 1997.

3.7 Bylaws, as amended through October 31, 1997, incorporated by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

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

10.4 Deferred Compensation and Death Benefit Plan as amended November 15, 1991, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

10.5 Promissory Note dated November 1, 1995 from Chaparral Resources, Inc. to Brae Group, Inc., incorporated by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K dated November 1, 1995.

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

Exhibit No.           Description and Method of Filing
-----------           --------------------------------


10.9 Warrant Certificate entitling Allen & Company to purchase up to 1,022,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 1, 1996.

10.10 Consulting Agreement dated May 14, 1996 with M-D International Petroleum, Inc., incorporated by reference to the Company's Registration Statement No. 333-7779. 1

10.11 Promissory Notes and Modifications of Promissory incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K dated November 22, 1996.

10.12 Amendment effective December 6, 1996 to Purchase Agreement dated effective January 12, 1996 between the Company and Guntekin Koksal, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.13 Severance Agreement dated February 12, 1997 between the Company and Paul V. Hoovler, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.14 Severance Agreement dated February 12, 1997 between the Company and Matthew R. Hoovler, incorporated by reference to Exhibit
               10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.15 Purchase and Sale Agreement effective January 1, 1997 between the Company and Conoco Inc., incorporated by reference to Exhibit
               10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.16 Amendments to Chaparral Resources, Inc. Stock Warrant Plan, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.17 Agreement dated August 30, 1995 for Exploration Development and Production of Oil in Karakuduk Oil Field in Mangistan Oblast of the Republic of Kazakhstan between Ministry of Oil and Gas Industries of the Republic of Kazakhstan for and on Behalf of the Government of the Republic of Kazakhstan and Joint Stock Company of Closed Type Karakuduk Munay Joint Venture, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.18 License for the Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.19 Amendment dated April 14, 1997 to Purchase Agreement dated effective January 12, 1996, between the Company and Guntekin Koksal, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997.

10.20 Subscription Agreement dated April 22, 1997 between Chaparral Resources, Inc. and Victory Ventures LLC, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.21 Warrant Certificate dated December 31, 1997 entitling Victory Ventures LLC to purchase up to 4,615,385 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

Exhibit No.           Description and Method of Filing
-----------           --------------------------------


10.22          Form of Warrant  issued to Black  Diamond  Partners  LP, Clint D.
               Carlson, John A. Schneider, Victory Ventures LLC, Whittier Energy Company and Whittier Ventures LLC in connection with loans made by them to Chaparral Resources, Inc. in November and December 1996 and to Black Diamond Partners LP, Clint D. Carlson, Wittier Energy Company and Whittier Ventures LLC in July 1997 in connection with the same loans, incorporated by reference to
               Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.23 Chaparral Resources, Inc. 1997 Incentive Stock Plan, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.24 Chaparral Resources, Inc. 1997 Nonemployee Directors' Stock Option, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.25 Amendment to Common Stock Purchase Warrant dated December 31, 1997 entitling Victory Ventures LLC to purchase up to 4,615,385 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.26 Amendment dated September 11, 1997, to License for Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.27 Warrant Certificate entitling Allen & Company Incorporated to purchase up to 900,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated October 31, 1997.

10.28          Form  of   Subscription   Agreement   dated  November  21,  1997,
               incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K dated October 31, 1997.

10.29          Letter  dated  February  4, 1998,  from the Company to Michael B.
               Young.

10.30          Release and Understanding with H. Guntekin Koksal

10.31          Termination  Agreement  dated March 6, 1998 with  Exeter  Finance
               Group

10.32          Agreement dated March 7, 1998, with Munay-Impex

10.33 Agreement dated March 31, 1998, effective as of November 4, 1997 between the Company and Allen & Company Incorprated

16 Letter dated July 23, 1996 from Grant Thornton LLP confirming the circumstances pursuant to which Grant Thornton LLP resigned as Registrant's principal independent accountants, incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated July 23, 1996.

21             Subsidiaries of the Registrant.

23.1           Consent of Grant Thornton LLP

23.2           Consent of Ernst & Young LLP

23.3           Consent of Ernst & Young Kazakhstan

27             Financial Data Schedule

27.1           Financial Data Schedule Restated for 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CHAPARRAL RESOURCES, INC.
                               a Colorado corporation


                               By /s/ Howard Karren
                                  ----------------------------------------------
                                    Howard Karren
                                    President, Principal Executive Officer


                               By /s/ Arlo G. Sorensen
                                  ----------------------------------------------
                                  Arlo G. Sorensen
                                  Chief Financial Officer and Principal
                                  Accounting Officer

                                  Dated March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Date                  Name and Title               Signature
    ----                  --------------               ---------

March 27, 1998            Howard Karren                /s/ Howard Karren
                          Director                    --------------------------

March 27, 1998            Alan Berlin                  /s/  Alan Berlin
                          Director                    --------------------------

March 27, 1998            Walter A. Carozza            /s/  Walter A. Carozza
                          Director                    --------------------------

March 27, 1998            Ted Collins, Jr.             /s/  Ted Collings, Jr.
                          Director                    --------------------------

March 27, 1998            David A. Dahl                /s/  David A. Dahl
                          Director                    --------------------------

March 27, 1998            Peter G. Dilling             /s/  Peter G. Dilling
                          Director                    --------------------------

March   , 1998            John G. McMillian
                          Director                    --------------------------

March   , 1998            Michael J. Muckleroy
                          Director                    --------------------------

March 27, 1998            Arlo G. Sorensen             /s/  Arlo G. Sorensen
                          Director                    --------------------------

                        Consolidated Financial Statements

                            Chaparral Resources, Inc.


                         Years ended December 31, 1997,
                  November 30, 1996 and November 30, 1995 and
                       the One Month Period ended December
                 31, 1996 with Reports of Independent Auditors

                            Chaparral Resources, Inc.

                        Consolidated Financial Statements


              Years ended December 31, 1997, November 30, 1996 and
                1995 and One Month Period ended December 31, 1996






                                    Contents

Chaparral Resources, Inc.

Report of Independent Auditors ...........................................  1

Report of Independent Certified Public Accountants........................  2

Audited Consolidated Financial Statements

Consolidated Balance Sheets ..............................................  3
Consolidated Statements of Operations.....................................  5
Consolidated Statements of Cash Flows.....................................  6
Consolidated Statements of Changes in Stockholders' Equity................  8
Notes to Consolidated Financial Statements................................  9


Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited......................................  26

Karakuduk-Munay, Inc.

Report of Independent Auditors...........................................  31

Balance Sheets...........................................................  32
Statements of Expenses and Accumulated Deficit ..........................  33
Statements of Cash Flows ...............................................   34
Notes to the Financial Statements ......................................   35

                         Report of Independent Auditors



The Board of Directors and Stockholders
Chaparral Resources, Inc.

We have audited the accompanying consolidated balance sheets of Chaparral Resources, Inc. as of December 31, 1997 and November 30, 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years then ended and for the one month period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Resources, Inc. as of December 31, 1997 and November 30, 1996, and the consolidated results of its operations and its cash flows for the years then ended and for the one month period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and has no operating assets which are presently generating cash to fund its operating and capital requirements. The Company requires significant additional financing to meet its financial commitments and requirements through calendar year 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                 /s/  Ernst & Young, LLP
                                                 -------------------------------
                                                 ERNST & YOUNG LLP

Houston, Texas
March 13, 1998,
except for Note 7, as to which the date is March 31, 1998

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Chaparral Resources, Inc.

We have audited the accompanying consolidated statements of operations, cash flows and changes in stockholders' equity of Chaparral Resources, Inc. for the year ended November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended November 30, 1995 of Chaparral Resources, Inc., in conformity with generally accepted accounting principles.

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


                                              /s/  Grant Thornton LLP
                                              ----------------------------------
                                              GRANT THORNTON LLP

Denver, Colorado
January 19, 1996

                                             Chaparral Resources, Inc.

                                            Consolidated Balance Sheets


                                                                  December 31             November 30
                                                                     1997                    1996
                                                                 -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                     $  3,423,000             $    782,000
   Accounts receivable:
     Joint interest participants                                         --                      8,000
     Oil and gas purchasers                                              --                     53,000
      Other                                                           102,000                     --
   Prepaid expenses                                                    62,000                    3,000
   Oil and gas properties under agreement for sale                       --                    306,000
                                                                 ------------             ------------
Total current assets                                                3,587,000                1,152,000

Oil and gas properties and investments - full cost method
     Republic of Kazakhstan (Karakuduk Field)--
       not subject to depletion (Notes 3 and 4):                   19,922,000               13,234,000

Furniture, fixtures and equipment                                      13,000                  193,000
Less accumulated depreciation                                          (3,000)                (176,000)
                                                                 ------------             ------------
                                                                       10,000                   17,000
                                                                 ------------             ------------

Other assets                                                             --                     95,000




                                                                 ------------             ------------
Total assets                                                     $ 23,519,000             $ 14,498,000
                                                                 ============             ============







See accompanying notes

                                            Chaparral Resources, Inc.

                                            Consolidated Balance Sheets




                                                                 December 31               November 30
                                                                     1997                     1996
                                                                ---------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable:
     Trade                                                      $    177,000               $     16,000
     Joint interest participants--revenue                               --                       42,000
   Accrued liabilities                                                54,000                     91,000
   Accounts payable--CAP-G shares                                       --                      744,000
                                                                ------------               ------------
Total current liabilities                                            231,000                    893,000

Long-term obligations:
   Notes payable (including $1,000,000 to related
     party in 1996)                                                     --                    1,106,000
   Accrued compensation                                              210,000                    385,000
Commitments and contingencies (Note 14)
Redeemable preferred stock - cumulative,
     convertible (Note 7):
     Series A, 50,000 issued and outstanding,
     at stated value, includes $5.00 cumulative
     annual dividend, less $500,000 cost of issuance,
     $5,000,000 redemption value                                   4,500,000                       --

     175,000 shares subscribed  (25,000 Series A;
     75,000 Series B; 75,000 Series
     C), less subscription
     receivable of $17,500,000                                          --                         --

Stockholders' equity (Note 7):
   Common stock - authorized, 100,000,000
     shares at December 31, 1997 and
     November 30, 1996, of $.10 par value;
     issued and outstanding, 49,720,456 and
     37,526,517 shares at December 31, 1997
     and November 30, 1996                                         4,971,000                  3,753,000
   Capital in excess of par value                                 30,340,000                 20,482,000
   Unearned portion of restricted stock awards                      (109,000)                      --
   Preferred stock - 1,000,000 shares authorized,
     225,000 shares outstanding or subscribed
     of Series A, B and C as per above                                  --                         --
   Stock subscription receivable                                  (1,770,000)                      --
   Accumulated Deficit                                           (14,854,000)               (12,121,000)
                                                                ------------               ------------
Total stockholders' equity                                        18,578,000                 12,114,000
                                                                ------------               ------------
Total liabilities and stockholders' equity                      $ 23,519,000               $ 14,498,000
                                                                ============               ============






See accompanying notes.




                                             Chaparral Resources, Inc.

                                       Consolidated Statements of Operations



                                                        Year Ended       Month Ended     Year Ended      Year Ended
                                                        December 31      December 31     November 30     November 30
                                                           1997             1996            1996            1995
                                                        ------------------------------------------------------------
Revenue:
   Oil and gas sales                                    $       --      $       --      $    147,000    $    255,000

Costs and expenses:
   Production costs                                             --              --            37,000         115,000
   Write-down of oil and gas properties                         --              --              --           619,000
   Depreciation and depletion                                  7,000            --             3,000          74,000
   General and administrative                              1,654,000         118,000       1,468,000         166,000
                                                        ------------------------------------------------------------
                                                           1,661,000         118,000       1,508,000         974,000
                                                        ------------------------------------------------------------

Loss from operations                                      (1,661,000)       (118,000)     (1,361,000)       (719,000)

Other income (expense):
   Interest income                                           421,000           4,000         154,000          25,000
   Interest expense                                         (298,000)        (17,000)        (90,000)        (17,000)
   Equity in loss from investment
    (Note 3 and 4)                                          (832,000)           --          (971,000)           --
   Other, net                                                (19,000)          1,000          89,000           7,000
                                                        ------------------------------------------------------------
                                                            (728,000)        (12,000)       (818,000)         15,000
                                                        ------------------------------------------------------------

Loss before extraordinary item                            (2,389,000)       (130,000)     (2,179,000)       (704,000)

Extraordinary loss on extinguishment
 of long-term debt                                          (214,000)           --          (237,000)           --
                                                        ------------------------------------------------------------

Net loss                                                $ (2,603,000)       (130,000)   $ (2,416,000)   $   (704,000)
                                                        ============================================================

Basic and Diluted Earnings per Share:
Net loss per share before extraordinary item            $       (.05)     $     --      $       (.07)   $       (.04)
Extraordinary loss per share                            $       (.01)     $     --      $       (.01)   $       --
Net loss per share                                      $       (.06)     $     --      $       (.08)   $       (.04)
Weighted average number of shares
   outstanding                                            41,561,432      37,526,517      32,081,382      18,865,454


See accompanying notes
                                                    5



                                             Chaparral Resources, Inc.

                                       Consolidated Statements of Cash Flows



                                                                  Year ended        Month Ended       Year Ended        Year Ended
                                                                  December 31       December 31       November 30       November 30
                                                                     1997               1996              1996              1995
                                                                  -----------------------------------------------------------------
Cash flows from operating activities
Net loss                                                          $(2,603,000)      $  (130,000)      $(2,416,000)      $  (704,000)
Adjustments to reconcile net loss to
   net cash provided by (used in) operating
   activities:
       Equity loss from investment                                    832,000              --             971,000              --
     Depreciation and depletion                                         7,000              --               4,000            74,000
     Loss on the sale of oil and gas properties                         3,000            (3,000)             --                --
        Bad debt expense                                               37,000              --                --                --
     Write-down of oil and gas properties                              30,000              --                --             619,000
     Stock issued for services and bonuses                            195,000              --                --              27,000
     Amortization of note discount                                    198,000              --                --              17,000
     Loss on extinguishment of debt                                   214,000              --             237,000              --
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                         (129,000)           51,000            25,000           218,000
         Prepaid expenses                                             (59,000)             --              10,000              --
              Other                                                    95,000              --                --                --
       Increase (decrease) in:
         Accounts payable                                             177,000           (44,000)          108,000           (64,000)
         Accrued liabilities                                           19,000           (19,000)         (317,000)          (59,000)
         Accrued compensation                                            --                --             385,000              --
                                                                   ----------------------------------------------------------------
Net cash provided by (used in) operating activities
                                                                     (984,000)         (145,000)         (993,000)          128,000

Cash flows from investing activities
Additions to property and equipment                                    (6,000)             --                --             (86,000)
Investment in foreign oil and gas properties                       (6,504,000)          (17,000)       (6,936,000)       (1,088,000)
Proceeds from sale of interest in oil and gas
   properties                                                         282,000              --             161,000            41,000
Decrease in cash value of insurance
   and annuities                                                         --                --                --              40,000
Decrease in minority interest                                            --                --                --             (16,000)
Decrease in equipment inventory                                          --                --                --               1,000
Sale of bonds                                                            --                --                --             299,000
Redemption of certificates of deposit                                    --                --                --              20,000
Increase in other assets                                                 --                --             (74,000)             --
                                                                   ----------------------------------------------------------------
   Net cash used in investing activities                           (6,228,000)          (17,000)       (6,849,000)         (789,000)





                                             Chaparral Resources, Inc.

                                 Consolidated Statements of Cash Flows (continued)





                                                                 Year ended       Month Ended         Year Ended         Year Ended
                                                                 December 31       December 31        November 30        November 30
                                                                    1997               1996              1996               1995
                                                                --------------------------------------------------------------------
Cash flows from financing activities
Proceeds from notes payable                                     $   300,000        $   500,000        $ 1,650,000        $   750,000
Payable for CAP(G) shares                                          (744,000)              --                 --                 --
Repayment of note payable                                          (450,000)          (200,000)          (750,000)              --
Proceeds from warrant exercise                                    3,309,000               --              316,000               --
Net proceeds from redeemable preferred stock
    issuance                                                      5,000,000               --                 --                 --
Net proceeds from private placement                               2,300,000               --            6,907,000             94,000
                                                                --------------------------------------------------------------------
Net cash provided by financing
   Activities                                                     9,715,000            300,000          8,123,000            844,000
                                                                --------------------------------------------------------------------

Net increase in cash and
   cash equivalents                                               2,503,000            138,000            281,000            183,000
Cash and cash equivalents at beginning
   of period                                                        920,000            782,000            501,000            318,000
                                                                --------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 3,423,000        $   920,000        $   782,000        $   501,000
                                                                ====================================================================

Supplemental cash flow disclosure
   Interest paid                                                $    53,000        $    17,000        $    36,000        $     5,000

Supplemental schedule of noncash
   investing and financing activities
     Common stock issued for acquisition
       of CAP-G                                                 $ 1,000,000        $      --          $ 1,833,000        $      --
     Accounts payable--CAP-G shares                                    --                 --              744,000               --
     Common stock issued for investment
       in affiliate                                                    --                 --                 --            3,162,000
     Discount recognized for note issued
       with detachable stock warrants                                74,250             93,750            290,000            306,000
     Warrants issued for common stock in
       conjunction with subscription and
       issuance of preferred stock                                2,270,000               --                 --                 --
     Common stock issued for compensation                           175,000               --                 --                 --

     Common stock issued upon:
       Conversion of debentures                                   1,500,000               --              264,000               --
       Conversion of accrued interest                                50,000               --                 --                 --



See accompanying notes.
                                                        7



                                                 Chaparral Resources, Inc.

                                Consolidated Statements of Changes in Stockholders' Equity



                                           Common Stock            Capital in       Stock       Unearned
                                    ------------------------       Excess of     Subscription  Restricted  Accumulated
                                      Shares          Amount       Par Value     Receivable   Stock Awards  Deficit         Total
                                    ------------------------------------------------------------------------------------------------

Balance at November 30, 1994        15,782,317      1,578,000      9,458,000        --           --     (9,001,000)      2,035,000
Warrants exercised for capital
   stock                               265,375         27,000         67,000        --           --           --            94,000
Capital stock issued for
   investment in affiliate           4,400,000        440,000      2,722,000        --           --           --         3,162,000
Capital stock issued for services       12,500          1,000          9,000        --           --           --            10,000
Capital stock issued for
   employee and director bonuses        24,000          2,000         15,000        --           --           --            17,000
Debt issuance costs--stock
   warrants issued                        --             --          306,000        --           --           --           306,000
Net loss                                  --             --             --          --           --       (704,000)       (704,000)
                                    ----------------------------------------------------------------------------------------------
Balance at November 30, 1995        20,484,192      2,048,000     12,577,000        --           --     (9,705,000)      4,920,000
Warrants exercised for capital
   stock                               857,325         86,000        230,000        --           --           --           316,000
Conversion of debentures for
   capital stock                       600,000         60,000        204,000        --           --           --           264,000
Capital stock issued for services
Capital stock issued for
   investment in affiliate           1,585,000
                                                      159,000      1,674,000        --           --           --         1,833,000
Capital stock issued in private
   Placement                        14,000,000      1,400,000      5,507,000        --           --           --         6,907,000
Debt issuance costs--stock
   warrants issued                        --             --          290,000        --           --           --           290,000
Net loss                                  --             --             --          --           --     (2,416,000)     (2,416,000)
                                    ----------------------------------------------------------------------------------------------
Balance at November 30, 1996        37,526,517   $  3,753,000   $ 20,482,000        --           --   $(12,121,000)   $ 12,114,000
Warrants exercised for capital
   stock                             5,648,077        564,000      2,745,000        --           --           --         3,309,000
Conversion of debentures for
   capital stock                     2,169,732        216,000      1,333,000        --           --           --         1,549,000
Capital stock issued for services      437,669         44,000        209,000        --           --           --           253,000
Stock options issued for services         --             --          227,000        --       (109,000)        --           118,000
Capital stock issued for
   investment in affiliate             400,000         40,000        960,000        --           --           --         1,000,000
Capital stock issued in private
   Placement                         3,538,461        354,000      1,946,000        --           --           --         2,300,000
Debt issuance costs--stock
   warrants issued                        --             --          168,000        --           --           --           168,000
Preferred stock issuance and
    related common stock warrants         --             --        2,270,000   (1,770,000)        --           --          500,000
Net Loss                                  --             --             --          --           --     (2,733,000)     (2,733,000)
                                    ----------------------------------------------------------------------------------------------
Balance at December 31, 1997        49,720,456      4,971,000     30,340,000   (1,770,000)    (109,000) (14,854,000)    18,578,000
                                    ===============================================================================================

See accompanying notes
                                                        8

                            Chaparral Resources, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997


1. Summary of Significant Accounting Policies and Organization

Organization, Principles of Consolidation, and Basis of Presentation

Chaparral Resources, Inc. was incorporated in the state of Colorado on January 13, 1972, principally to engage in the exploration, development and production of oil and gas properties. During 1997, Chaparral Resources, Inc. focused substantially all of its efforts on the exploration and development of the Karakuduk Field, located in the central Asian Republic of Kazakhstan.

The consolidated financial statements include the accounts of Chaparral Resources, Inc. and its 100% owned subsidiaries, Central Asian Petroleum (Guernsey) Limited ("CAP-G"), Road Runner Services Company ("RRSC"), and Central Asian Petroleum, Inc. (Delaware). Hereinafter, Chaparral Resources, Inc. and its wholly-owned subsidiaries are collectively referred to as "the Company". All significant intercompany transactions have been eliminated.

In order to unite the reporting period of the Company with that of its subsidiaries, the fiscal year of the Company was changed to a December 31 year end from the previous November 30 year end. This change took effect on May 29, 1997. As a result of this change, financial information is reported as of December 31, 1997, November 30, 1996, and November 30, 1995. Additionally, a statement of operations and cash flows for the month ended December 31, 1996, are presented.

In 1995, the Company's ownership in CAP-G increased from 25% to 45%. The Company acquired an additional 45% interest in CAP-G in 1996. In 1997, the Company concluded the acquisition of the remaining 10% minority interest in CAP-G, increasing its total ownership to 100%.

CAP-G owns a 50% interest in Karakuduk-Munay, Inc. ("KKM"), a Kazakhstan joint stock company, which is a participant in an agreement for the exploration, development and production of oil in the Karakuduk Field. In 1996, the Company accounted for its investment in KKM using pro rata consolidation. In 1997, the Company changed to the equity method in order to reflect the legal ownership right of the other shareholders in KKM. The consolidated financial statements for the year ended November 30, 1996 reported herein have been reclassified to reflect the equity method. There was no impact on previously reported earnings.

                            Chaparral Resources, Inc.

1. Summary of Significant Accounting Policies and Organization (continued)


Organization, Principals of Consolidation, and Basis of Presentation (continued)

On February 1, 1997, KKM was informed that a Kazakhstan Presidential Edict had been issued announcing the liquidation of Munaygaz, the government-owned company which held a 20% interest in KKM. As a result of this action, KKM was required to re-register as required by Kazakh regulations. KKM was re-registered on July 24, 1997, with the government of Kazakhstan. The Company believes that KKM is now in compliance with all laws and regulations related to the registration requirements relating to Kazakhstan legal entities. The re-registered KKM is owned jointly by CAP-G (50%), KazakhOil (40%) and a private Kazakhstan joint stock company (10%). KazakhOil, the national petroleum company of Kazakhstan, represents the majority of the ownership interest in KKM held by the Kazakhstan government.

On April 15, 1995, the Company sold its 87% interest in the Reservoir Creek Gathering System joint venture.

Cash and Cash Equivalents

Cash equivalents are defined as highly liquid investments purchased with an original maturity of three months or less.

Oil and Gas Property and Equipment

The Company and KKM use the full cost method of accounting for their oil and gas properties. All costs incurred directly associated with the acquisition, exploration and development of oil and gas properties are capitalized in cost pools for each country in which the Company operates. The limitation on such capitalized costs is determined in accordance with rules specified by the Securities and Exchange Commission. Capitalized costs are depleted using the units of production method based on proven reserves.

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

                            Chaparral Resources, Inc.

1. Summary of Significant Accounting Policies and Organization (continued)


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

Revenue Recognition

Revenues are recognized when economic performance has occurred as a result of the sale of oil and gas production, in accordance with the accrual method of accounting. Losses, if any, are provided for in the period in which the loss is determined to occur.

Depreciation of Other Property and Equipment

Furniture, fixtures and equipment are depreciated using the straight-line method over estimated useful lives, which range from three to ten years.

Administrative Overhead Reimbursement

The Company, as operator of drilling and/or producing properties, including equity investees, was reimbursed by the non-operators for administration, supervision, office services and warehousing costs on an annually adjusted fixed rate basis per well per month. These charges are applied as a reduction of general and administrative expenses for purposes of the statement of operations.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which require that taxes be provided on the liability method based upon the tax rate at which items of income and expense are expected to be settled in the Company's tax return.

Earnings Per Common Share

Basic  earnings  (loss) per common  share is  calculated  by dividing net income
(loss) by the aggregate of the weighted average shares outstanding during the period. Diluted earnings (loss) per common share considers the dilutive effect, if any, of the average number of common stock equivalents that are outstanding during the period. Diluted earnings per share are not presented because the exercise of stock options and warrants and the effect of the convertible preferred stock outstanding would be antidilutive.

Stock Based Compensation

The Company follows the method of accounting for employee stock based compensation plans prescribed by APB No. 25, which is allowed by SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB No. 25, the Company has not recognized compensation expense for stock options in situations where the exercise price of the options equals the market price of the underlying stock on the date of grant, otherwise known as the measurement date.

                            Chaparral Resources, Inc.

1. Summary of Significant Accounting Policies and Organization (continued)


New Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets to be disposed of. The Company adopted Statement No. 121 in 1997; the effect of the adoption is immaterial to the Company's overall financial results.

In February 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. There is no impact of SFAS 128 on the calculation of both basic and diluted earnings per share for these periods because all potentially dilutive securities are antidilutive.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. The impact of SFAS 130 on the Company's financial position and results of operations is not expected to be material.

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

Risks and Uncertainties

The ability of KKM to realize the carrying value of its assets is dependent on being able to extract, transport and market hydrocarbons. Currently, exports from the Republic of Kazakhstan are restricted since they are dependent on limited transport routes and, in particular, access to the Russian pipeline system. Domestic markets in the Republic of Kazakhstan might not currently permit world market prices to be obtained. Management believes, however, that over the life of the project, transportation restrictions will be alleviated and prices will be achievable for hydrocarbons extracted to allow full recovery of the carrying value of its assets. See Note 2.

                            Chaparral Resources, Inc.

2. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 1997, substantially all of the Company's assets are invested in the development of the Karakuduk Field, a shut-in oil field in the central Asian Republic of Kazakhstan, which will require significant additional funding.

The Company has incurred recurring operating losses and has no operating assets presently generating cash to fund its operating and capital requirements. The Company's current cash reserves and cash flow from operations will not be sufficient to meet the capital spending requirements required of KKM by its operating license through fiscal 1998. Should the Company not meet its capital requirements under the license agreement to develop the Karakuduk Field, the Company's rights under the agreement can be terminated (see Note 14). The Company believes that additional financing will be available; however, there is no assurance that additional financing will be available, or if available, that it is timely or on terms favorable to the Company. The Company's continued existence as a going concern is dependent upon the success of future KKM operations, which are, in the near term, dependent on the successful financing and development of the Karakuduk Field, of which there is no assurance.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                            Chaparral Resources, Inc.

3. Acquisition of CAP-G


As of December 31, 1997, the Company owns 100% of the outstanding common stock of CAP-G. This wholly-owned subsidiary was acquired on a step basis.

The Company acquired 45% of the outstanding stock of CAP-G prior to December 1, 1995. In January and February 1996, the Company entered into agreements to acquire, for a total of $5,850,000 cash and 1,785,000 shares of the Company's restricted common stock, the remaining 55% of the outstanding stock of CAP-G. The Company consummated the purchase of 25% of the outstanding stock of CAP-G in April 1996 by paying $2,000,000 in cash and issuing 685,000 shares of the Company's common stock. The Company acquired an additional 5% of the outstanding common stock of CAP-G in April 1996 for $250,000 cash.

To acquire an additional 15% of the outstanding common stock of CAP-G, the Company agreed to pay $1,975,000 in cash and issue 900,000 shares of the Company's common stock. This purchase was consummated on March 11, 1996, when the Company paid $750,000 in cash and issued 900,000 shares of the Company's common stock. The remaining cash balance of $1,225,000 for the purchase was to be paid in four quarterly equal payments of $306,250 between June 11, 1996 and March 11, 1997. The first payment of $306,250 was paid in June 1996 and an additional $175,000 was paid in September 1996. The agreement was subsequently revised so that the Company paid $200,000 in December 1996. The Company has now paid the $543,750 balance of the purchase price. Finally, in 1997 the Company exercised an option to acquire the remaining 10% of the outstanding common stock of CAP-G. The Company paid $1,625,000 (which includes $800,000 of loans the Company previously made to GAP-G on behalf of the prior owner of the 10% interest) and issued 400,000 shares of common stock, which includes an additional 200,000 shares above the original agreed amount.

On September 17, 1997, the Company granted an option to an investor to acquire 5% of the issued and outstanding shares of CAP-G on or before October 31, 1997. Upon the closing of this agreement, the investor paid the Company $450,000 of the $1.5 million purchase price, with the remaining due on or before September 30, 1997. The option agreement expired and the Company was not required to return the deposit. The Company has recorded the $450,000 deposit as a reduction in the oil and gas properties and investments in Kazakhstan.

The acquisition costs exceeding the underlying net assets at the time of each acquisition of CAP-G common stock have been added to Oil and Gas Investments reflected on the balance sheet. The equity in losses for 1997 and 1996 have been recorded at the full 50% interest due to the earlier agreements to acquire the remaining shares in CAP-G and the Company financing 100% of CAP-G's operations.


4. Oil and Gas Investments

All costs capitalized related to the Karakuduk license are included in oil and gas properties not subject to depletion. Certain license acquisition costs and geological and geophysical expenditures incurred by the Company but not rebilled to KKM have been capitalized. Certain overhead costs and general administrative costs have been expensed as incurred by KKM.

                            Chaparral Resources, Inc.

4.  Oil and Gas Investments (continued)


Costs capitalized to Oil and Gas Investments consist of:


                                                   December 31,                November 30,
                                                      1997                        1996
                                                  -----------------------------------------
Oil and Gas Investments:
  Investments in KKM common stock                 $    100,000                 $     90,000
  Advances to and interest due from KKM              9,820,000                    4,023,000
  Acquisition Costs                                 10,613,000                    9,291,000
  Other Capitalizable Costs                          1,192,000                      801,000
                                                  -----------------------------------------
Total Gross Oil and Gas Investments                 21,725,000                   14,205,000
  Less: Equity losses                               (1,803,000)                    (971,000)
                                                  -----------------------------------------
Total Oil and Gas Investment                      $ 19,922,000                 $ 13,234,000
                                                  =========================================

The condensed financial statements
  of KKM are as follows:

                                                  December 31,                 December 31,
                                                      1997                         1996
                                                  -----------------------------------------
Condensed Balance Sheet
  Current Assets                                  $    796,000                 $    111,000
  Non-Current Assets (primarily oil and gas
    properties, full cost method)
                                                     7,975,000                    2,286,000
  Current Liabilities                                2,194,000                      172,000
  Non-Current Liabilities                              573,000                      353,000
  Advances to and interest due from KKM              9,820,000                    4,023,000
  Common stock                                         200,000                      200,000
  Accumulated Deficit                                4,016,000                    2,351,000

Condensed Income Statement
  Revenues                                        $       --                   $       --
  Cost and Expenses                                  1,665,000                    1,942,000
  Net Loss                                           1,665,000                    1,942,000


The Karakuduk Field is still in a preliminary stage of development by KKM. The estimated future development expenditures in order to ascertain the quantities of proved reserves attributable to the Karakuduk Field are significant. All costs incurred related to the Phase I workover program have been capitalized to oil and gas properties not subject to depletion. None of the wells being recompleted were put into production, therefore the costs incurred to recomplete these wells were deemed equivalent to exploration costs of new oil and gas properties.

In 1996, the Company entered into an agreement, effective January 1, 1997, to sell its remaining domestic oil and gas properties for a sales price of approximately $270,000. Accordingly, the Company's domestic oil and gas properties have been classified as oil and gas properties under agreement for sale in the balance sheet at November 30, 1996 and the full cost pool for the United States has been fully written down.

                            Chaparral Resources, Inc.

4. Oil and Gas Properties--Full Cost (continued)

While the future ability of the Company to export hydrocarbons and therefore realize world market prices is uncertain under current restricted transport options in the Republic of Kazakhstan, management believes that over the life of the project as a whole, future cash flows justify the carrying amount of the oil and gas properties. No impairment provision has been reflected in these financial statements.

5. Long-Term Debt

The Company has no long-term debt as of December 31, 1997. Long-term debt at November 30, 1996 consisted of convertible notes payable to private corporations and individuals in the amount of $1,350,000. Of the $1,350,000, $1,000,000 was received from two private companies, one of which is a stockholder of the Company. On December 6, 1996, the Company borrowed an additional $500,000 under the same terms from a private corporation. As additional consideration for these notes, the Company issued to the note holders, warrants to purchase 462,500 shares of the Company's common stock at $.25 per share, exercisable at any time, but no later than November 30, 1999. The notes were discounted by the fair value of the warrants, with the discount being amortized over the life of the notes.

                            Chaparral Resources, Inc.

5. Long-Term Debt (continued)

If the notes were still outstanding on May 31, 1997, the Company agreed to issue 185,000 warrants as additional consideration to the holders. Furthermore, if the notes were still outstanding on November 30, 1997, the Company agreed to issue 370,000 warrants as additional consideration to the holders. Under these provisions, the Company issued 125,000 of the 185,000 warrants due to the May 31, 1997 deadline and none due to the November 30, 1997 deadline. The additional warrants were discounted by the fair value of the warrants, with the discount being amortized over the life of the notes. On dates between May 1997 and November 1997 the notes were repaid by the Company at their face value. The Company recorded an extraordinary loss on extinguishment of debt of approximately $214,000.

During 1995, the Company issued a note payable to a private corporation in the amount of $750,000. As additional consideration for this note, the Company issued to the holder warrants to purchase 500,000 shares of the Company's common stock, and to a private corporation, as a finder's fee, warrants to purchase 200,000 shares at $.25 per share, exercisable at any time, but no later than October 30, 1998. The note was discounted by the difference between the market value of the Company's common stock on the date of issuance and the exercise price of the warrants. During 1996, the note was repaid by the Company at the face value of $750,000. The Company recorded an extraordinary loss on extinguishment of debt for the unamortized discount of approximately $237,000.

6. Common Stock

1989 Stock Warrant Plan

During 1989, the Board of Directors approved a stock warrant plan for key employees and directors. The Company has reserved 1,175,000 shares of its common stock for issuance under the plan. Under the plan, warrants must be granted and exercised within a 10-year period ending April 30, 1999. Immediately following approval of the plan by the Board of Directors, warrants for 1,175,000 shares were granted with an exercise price of $.28 per share. Warrants for 100,000, 225,000, and 100,000 shares were exercised for values of $28,000,$63,000, and $28,000 during 1997,1996, and 1995, respectively.

1997 Incentive Stock Plan

On July 17, 1997, the shareholders of the Company approved the 1997 Incentive Stock Plan pursuant to which up to 1,000,000 shares of the Company's common stock may be granted to directors and employees of, or consultants to, the Company. As of December 31, 1997, none of the Company's common stock had been granted under the plan.

1997 Non-employee Directors' Stock Option Plan

On July 17, 1997, the shareholders approved the 1997 Non-employee Directors' Stock Option Plan. As of the date of each annual meeting of the stockholders of the Company, each non-employee director then in office or elected to the Board of Directors of the Company on such date will receive a ten-year option to purchase 25,000 shares at an exercise price equal to the average stock price on the date of grant. The aggregate number of options to acquire shares under the plan which may be issued may not exceed 5% of the total outstanding number of shares on the date of grant. As of December 31, 1997, options for 200,000 shares with an exercise price of $0.83 have been issued under the plan.

Non-Qualified Stock Options

During 1997, the Company granted five year non-qualified options, generally with vesting periods of one year, to purchase 2,885,000 restricted shares of the Company's common stock to various directors of, and consultants to, the Company. Options relating to 1,442,500 shares have an exercise price of $.75 per share and options relating to 1,442,500 shares have an exercise price of $1.50 per share.

                           Chaparral Resources, Inc.

6.  Common Stock (continued)

Non-Qualified Stock Options (continued)

The Company issued various five-year, non-qualified stock options to employees, consultants and directors of the Company during the year. The Company granted options to purchase 126,000 shares of the Company's common stock, at an exercise price of $.75. The Company granted options to purchase another 131,000 shares of the Company's common stock, at an exercise price of $1.50 a share. The Company has recorded the fair value of these stock options on the date of grant at $227,000.

In January 1998, the Company granted five-year, non-qualified options to purchase 633,000 shares of the Company's common stock at an exercise price of $.87 a share to various employees of, and consultants to, the Company. The Company also granted five-year, non-qualified options to purchase 60,000 shares of the Company's common stock at an exercise price of $2.25 a share, to various employees of, and consultants to, the Company. Furthermore, the Company granted 90,000 shares of the Company's common stock, subject to shareholder ratification, to the directors of the Company and granted 190,000 shares of the Company's common stock to various employees of, and consultants to, the Company.

Common Stock Offerings and Common Stock Warrant Issuances

During 1993, the Company sold a total of 2,685,750 shares of common stock and issued 1,342,875 warrants to purchase common stock with an exercise price of $.40. An additional 105,540 warrants to acquire shares of common stock were paid as commission. Prior to 1995, 650,625 of these warrants were exercised. During 1995, 165,375 of these warrants were exercised for the purchase of shares of common stock. The exercise price was $.40 per share, for a total of $66,000. During 1996, 632,325 of these warrants were exercised at an exercise price of $.40 per share, for a total of $252,930. All warrants issued in connection with the 1993 private placement have been exercised.

During 1997, the Company entered into an agreement to allow the Company to acquire M-D, International Petroleum (MDI), a private company. Accordingly, on January 8, 1997 the Company agreed to issue 180,000 shares of the Company's common stock having a value of $90,000 to the potential joint venture partner. Simultaneously, the principal stockholders of MDI put 180,000 shares of the Company's common stock into escrow. These shares would be returned to the Company if the Company did not acquire MDI by July 7, 1997. Under the agreement, the Company was to acquire a 5% joint venture interest for the development of certain natural gas fields in Uzbekistan. The agreement of the Company to acquire MDI was contingent upon the potential joint venture partner successfully obtaining rights to develop the natural gas fields in Uzbekistan. As of July 7, 1997, EOGU had not obtained the agreement with Uzbekistan to develop the natural gas fields. Consequently, the agreement by the Company to acquire MDI was nullified and the escrowed shares were returned to the Company and retired.

During February 1997, the Company  entered into a severance  agreement with Paul
V. Hoovler, the former Chief Executive Officer and President of the Company, pursuant to which Mr. Hoovler received warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.85 per share and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.25 per share.

                           Chaparral Resources, Inc.

6.  Common Stock (continued)

Common Stock Offerings and Common Stock Warrant Issuances (continued)

During 1997, the Company sold 3,076,923 shares of the Company's common stock for $.65 per share for a total of $2,000,000 to a private investor. In connection with the transaction, the Company also issued a warrant to the investor to purchase up to an additional 4,615,385 shares of the Company's common stock for $3,000,000 or $.65 per share. The warrant was to expire on December 31, 1997. In October and November 1997, the private investor exercised warrants to acquire 4,615,385 shares of the Company's common stock. The same party exercised another warrant for 125,000 shares of the Company's common stock exercisable at an exercise price of $0.25 per share. In April 1997, a private investor converted a $500,000 promissory note (plus $2,000 of accrued interest) that had previously been issued by the Company into 772,991 shares of the Company's common stock at a conversion price of $.65 per share.

On October 28, 1997, 423,076 shares of the Company's common stock were issued to a private investor by way of a "cashless" exercise of a warrant as allowed by the warrant. This warrant was originally exercisable for 500,000 shares at a conversion price of $.25 per share.

In November 1997, a private investor converted a $1,000,000 promissory note (plus $48,000 of accrued interest) that previously had been issued by the Company into 1,396,741 shares of the Company's common stock at a conversion price of $.75 per share.

During 1997, the Company issued 87,669 shares of the Company's common stock to a consultant in lieu of $78,000 of accrued fees that had not been paid.

In December 1997, the Company exercised an option to acquire the remaining 10% of the outstanding shares of CAP-G (Note 3). As a part of the consideration, the Company issued 400,000 shares valued at $1,000,000.

During 1996, the Company sold 14,000,000 shares of common stock in a private placement at a price of $.50 per share. In connection with the private placement, the Company issued a warrant to purchase 1,022,000 shares to the sales agent as a commission, at an exercise price of $10.00. As of December 31, 1997 and November 30, 1996, the warrant has not been exercised.

During 1997, the Company sold 461,538 shares of the Company's common stock for $.65 per share for a total of $300,000 to a private investor. In connection with the transaction, the Company also issued warrants to the investor to purchase up to an additional 461,538 shares of the Company's common stock for $300,000 or $.65 per share. The private investor exercised a portion of the warrant on December 31, 1997, and received a total of 384,616 shares of the Company's common stock. The remaining warrants expired on the same day.

SFAS 123 Disclosure

SFAS 123 requires that pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock option under the fair value method as defined in that Statement for options granted or modified after December 31, 1994. SFAS 123 requires disclosure of option plans for the previous three years, but since 1997 was the first year for stock option issuances to meet the new requirement, weighted average assumptions are calculated only for 1997. The fair value for applicable options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumption for 1997: risk free interest rates of 5.53%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.83; and a weighted average life expectancy of the options of 4.9 years.

                          Chaparral Resources, Inc.

6.  Common Stock and Common Stock Warrants (continued)

Common Stock Offerings and Common Stock Warrant Issuances (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                         Year ended         Month ended
                                        December 31,        December 31,
                                           1997                 1996
                                    -------------------------------------

Net Loss under APB 25                  (2,603,000)            (130,000)

Effect of FASB 123                       (525,000)                --

Pro forma Net Loss                     (3,258,000)            (130,000)

Pro forma Basic and Diluted
            Earnings per Share             $(0.08)                --



A summary of the Company's stock option activity and related information for the periods ended follows:

                                           Shares                   Weighted                Weighted
                                            Under               Average Exercise       Average Contractual
                                           Option                     Price              Life Remaining
                                     -------------------    --------------------      --------------------
       Outstanding, November 30, 1996                 -                       -                        -

                              Granted         1,786,000                 $  .763                4.4 years
                                              1,556,000                 $ 1.50                 4.3 years
                            Exercised                 -                 $  0.00                        -
                             Canceled                 -                 $  0.00                        -
                                     -------------------    --------------------      --------------------

       Outstanding, December 31, 1997         3,342,000                 $  1.11                        -
                                     -------------------    --------------------      --------------------

       Exercisable, December 31, 1997           200,000                 $  0.83                        -
                                     -------------------    --------------------      --------------------

                         Chaparral Resources, Inc.

6.  Common Stock and Common Stock Warrants (continued)

Common Stock Offerings and Common Stock Warrant Issuances (continued)

The following table summarizes all common stock purchase warrant activity for the year ended December 31, 1997:


                                                  Number of          Exercise
                                                   Stock               Price
                                                  Warrants             Range
                                                  ------------------------------

Outstanding, November 30, 1995                    2,407,325        $0.25 - $0.40
Granted                                           1,439,500        $0.25 - $0.40
Exercised                                          (857,325)       $0.25 - $0.40
                                                 -------------------------------

Outstanding, November 30, 1996                    2,989,500        $0.25 - $0.28
Granted                                           6,426,923        $0.01 - $1.25
Exercised                                        (5,648,077)       $0.25 - $0.65
Expired                                            (153,846)       $0.25 - $0.65
                                                 -------------------------------
Outstanding, December 31, 1997                    3,614,500        $0.01 - $1.25
                                                 ===============================

The following table summarizes the price ranges of all common stock purchase warrants outstanding as of December 31, 1997:

               Stock Warrants Outstanding as of December 31, 1997

              Number of Warrants         Exercise Price
              -----------------------------------------
                    100,000                   $0.25
                    100,000                   $1.25
                    750,000                   $0.28
                    742,500                   $0.25
                    900,000                   $0.01
                  1,022,000                $0.00001
              -------------------------------------

                  3,614,500        $0.00001 - $1.25
              =====================================


7. Redeemable Preferred Stock and Related Common Stock Warrants

On November 24, 1997, the Company executed a Subscription Agreement ("Agreement") with an unaffiliated investor for 225,000 shares of three classes of Redeemable $5.00 Cumulative Convertible Preferred Stock ("Preferred Stock"). The investor agreed to purchase 75,000 shares of each of the Company's Series A, B and C Preferred Stock. Pursuant to the Agreement, the Company initially sold to the investor 50,000 shares of the Company's Series A Preferred Stock, no par value, for a purchase price of $100.00 per share, equal to the redemption value, or an aggregate purchase price of $5,000,000. The number of shares of common stock issuable upon conversion of each share of Series A Preferred Stock is determined by dividing $100 by the conversion price of $2.25 per share. The Company is not required to establish a sinking fund, however, the preferred stock dividends in arrears must be paid before dividends can be paid on the common stock. The basis difference representing issuance costs is being amortized directly to additional paid-in-capital for the period through the redemption date.

                        Chaparral Resources, Inc.

The Series B Preferred Stock and Series C Preferred Stock, once issued, are convertible into common stock at the option of the holders thereof at any time prior to the redemption date. The conversion price of the Series B Preferred Stock is $3.00 per share; and the conversion price of the Series C Preferred Stock is $4.25 per share. The number of shares of common stock issuable upon conversion of each share of Series B Preferred Stock and Series C Preferred Stock is determined by dividing $100 by the conversion price per share. The Preferred Stock has scheduled redemptions beginning November 30, 2002.

The five-year aggregate redemption amounts are as follows:

          -------------------------------
           1998                    -
           1999                    -
           2000                    -
           2001                    -
           2002                $5,000,000
          -------------------------------

          Total                $5,000,000
          ===============================



Allen & Company Incorporated (Allen & Company), a significant shareholder of the Company, acted as placement agent in connection with the subscription for the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock pursuant to the Agreement. Allen & Company elected to receive its fees in the form of warrants to purchase 900,000 shares of the Company's common stock that were all originally exercisable through November 25, 2002, at an exercise price of $.01 per share.

In March 1998, prior to the receipt of the funds for any additional purchases the investor was to make under the Agreement, the Company and the investor mutually released each other from any further obligations under the Agreement. The investor retained the initial 50,000 shares of Series A Preferred Stock. The Company is not required to issue any additional preferred stock under the Agreement and the investor has no other obligation to provide funds to the Company in exchange for such stock.

In an agreement dated March 31, 1998, the Company has agreed to allow Allen & Company to retain, subject to certain performance criteria, the warrants to purchase 700,000 shares (presented as a $1,770,000 stock subscription receivable in equity) of the Company's common stock related to the $17,500,000 subscription not received under the original terms of the Agreement. The unearned warrants to purchase 700,000 shares of the Company's common stock held by Allen & Company are fully restricted from exercise unless Allen & Company assists the Company in raising additional capital for the Company that is acceptable to the Company's Board of Directors. For each $25 of additional capital raised, a warrant to purchase one share of common stock will be deemed to be earned. If, before November 25, 1999, Allen & Company fails to assist the Company in raising the additional capital for the Company under terms acceptable to the Company, the unearned portion of the warrants will expire.

                            Chaparral Resources, Inc.

8. Income Taxes

The following is a summary of the provision for income taxes:


                                                  Year Ended          One Month Ended          Year Ended             Year Ended
                                                 December 31,           December 31,          November 30,           November 30,
                                                     1997                   1996                  1996                   1995
                                           -----------------------------------------------------------------------------------------
Income taxes (benefit) computed
  at federal statutory rate                $     (910,000)             $(46,000)              $(762,000)             $(241,000)
Other                                             (60,000)               (3,000)                (86,000)               (57,000)
Change in asset valuation
  allowance                                       970,000                49,000                 848,000                298,000
                                           -----------------------------------------------------------------------------------------
Income taxes                               $         --                $   --                 $    --                $    --
                                           =========================================================================================

The components of the Company's  deferred tax assets and liabilities  under FASB
No. 109 are as follows:

                                                1997                    1996                  1995
                                           -------------------------------------------------------------

Deferred tax assets:
  Net operating loss carryforwards         $   5,812,000             $4,958,000            $4,131,000
  Full cost pool capitalization                     --                  267,000               246,000
  Valuation allowance                         (5,812,000)            (5,225,000)           (4,377,000)
                                           -------------------------------------------------------------
Deferred tax assets                        $        --               $     --              $    --
                                           =============================================================



There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards due to the fact that the realization of the related tax benefits is not considered likely.

At December 31, 1997, the Company has tax loss carryforwards for federal income tax purposes of approximately $11,653,000 available to offset future taxable income. These carryforwards will expire at various times between 1998 and 2012. The Company has issued a significant number of shares of common stock, stock warrants, and preferred stock during the year ended December 31, 1997. The Company is also currently negotiating for additional capital, which, if successful, will require additional shares of stock to be issued. The changes in ownership may significantly restrict the use of net operating loss carryforwards. At December 31, 1997, unused statutory depletion carryforwards,

                            Chaparral Resources, Inc.

8. Income Taxes (continued)

which have unlimited duration, are approximately $567,000. the unused investment tax carryover was approximately $86,000 at December 31, 1997 and expires through 2000. The loss carryforward at December 31, 1997 for financial reporting purposes is approximately $15,324,000, consisting of $13,408,000 in domestic and $1,916,000 foreign loss carryforwards, respectively. The difference between the loss carryforward for financial reporting and income tax purposes results principally from the difference in book and tax basis of oil and gas properties and organizational costs related to foreign activities.

9. Related Party Transactions

The Company paid a director $24,000 during 1995 for public relations consulting services.

During 1996, the Company paid a basic consulting fee of approximately $500,000 to MDI, of which the stockholders include two directors of the Company, for assistance in seeking means for meeting the Company's funding obligation for the Karakuduk Project. During 1997, the Company paid an additional $180,000 to MDI, but terminated the agreement in the first quarter of 1997.

The Company leased office space under a non-cancelable operating lease, which expired on March 31, 1997 from a related party. Beginning April 1, 1997, the Company leased office space at a rate of approximately $2,000 per month. This lease expired in November 1997, was renewed and then later cancelled. In February 1998, the Company signed a new lease with an unrelated party. Rent expense was $37,000 for 1997, $46,000 for 1996, and $36,000 for 1995. The
Company believes these rental expenses were at an arms length basis.

10. Major Customers

The Company is presently engaged in exploration for and development of oil and gas. The Company sells its production under contracts with various purchasers, with certain domestic purchasers accounting for sales of 10% or more per year as follows:

                     1997                              0%
                     1996                              32%
                     1995                              16%


11. Royalty Participation Plan

During 1982, the Company adopted a Royalty Participation Plan for the employees of the Company. Under the plan, the Company may contribute to a trust fund, royalty interests acquired by the Company together with any proceeds of production received by the Company, which are attributable to such royalty interests. The net income of the trust fund will be distributed yearly to the participants based on years of service and position in the Company. No distributions were made in 1997. Distributions were $12,000 for 1996 and $12,000 for 1995.

In February 1997, as part of the severance agreement with the former Chief Executive Officer of the Company (Note 14), the Company assigned its interest in the Royalty Participation Plan to the former Chief Executive Officer and President of the Company.

                            Chaparral Resources, Inc.

12. Accrued Compensation

On August 19, 1996, the Company's Board of Directors awarded the former Chief Executive Officer and the former Vice President of the Company cash bonuses totaling $210,000 as recognition for past and present services to be used to exercise certain warrants granted in connection with the Company's 1989 Stock Warrant Plan. These bonuses will not become payable until the earlier of (i) completion of a sale or farmout by the Company of all or a portion of its interest in the Karakuduk Project, or (ii) the date when the Company makes a public disclosure of a sale or farmout of the Karakuduk Project. The Company does not expect any events to occur in the near future, therefore, the bonus payable is considered long-term in nature.

In connection with the appointment of Mr. Howard Karren as the Chairman of the Board of Directors of the Company in 1996, the Company agreed to issue to Mr. Karren, or his designee, 350,000 shares of restricted common stock of the Company. In 1996, the Company recorded accrued compensation for this transaction in the amount of $175,000. During 1997, the common stock was issued.

13. Defined Contribution Plans

Effective December 31, 1990, the Company adopted a new defined contribution plan (the "Plan") which covers all full-time eligible employees. Contributions are determined as a percent of each covered employee's salary and are funded as accrued. Plan contributions for the Company were $27,000 in 1995, of which $20,000 was attributable to the President of the Company.

The Company also adopted a 401(k) plan covering all full-time employees, effective January 1, 1991. Employee contributions are in the form of salary reductions up to the maximum percentage allowable under the Internal Revenue Code. There are no employer matching contributions. During 1996, the Plan merged into the 401(k) plan; as such, there were no contributions made by the Company during 1997 or 1996.

14. Commitments and Contingencies

Under the terms of the license agreement, approved by the Ministry of Oil and Gas Industries of the Republic of Kazakhstan, granting KKM the right to develop the Karakuduk Field, KKM has committed to minimum capital expenditures of approximately $10 million by December 31, 1997, an additional $34.5 million by December 31, 1998, and another $12 million by December 31, 1999. As of December 31, 1997, KKM has fully satisfied its 1997 capital commitments under the license agreement.

The Company has outstanding legal proceedings involving a lawsuit initiated by Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. (Plaintiffs). The Complaint was filed on November 14, 1997 against the Company, Howard Karren,
Whittier Trust Company and James A. Jeffs in the District Court of Harris County, Texas. Plaintiffs claim the Company breached an alleged agreement whereby Plaintiffs were to raise capital for the Company through a private placement of the Company's securities. The plaintiffs contend that the Company and Howard Karren made false representations in connection with the alleged contract and that Whittier Trust Company and James A. Jeffs interfered with the Company's performance of the alleged contract. Plaintiffs are seeking actual damages of $3,435,000 and exemplary damages of $25,000,000, plus attorney's fees. A motion for a summary judgment filed by the Plaintiff was denied by the Court. The Company has not recorded any provision related to this legal proceeding as management believes the Company will prevail.

Subsequent to December 31, 1997, the Kazakhstan government tax authority began an audit of KKM. The Company believes KKM provided for all potential tax contingencies which may exist.

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

As discussed in Note 4, the Company entered into an agreement effective January 1, 1997 to sell its domestic oil and gas properties. Accordingly, the Company's domestic oil and gas properties were classified as oil and gas properties under an agreement for sale at November 30, 1996 and no disclosures for proved reserves or future cash flows have been made at November 30, 1996. The properties were sold in accordance with the above agreement. Due to the uncertainties surrounding the development of the Karakuduk Field, along with the limited amount of production established as of December 31, 1997, no proved reserves have been attributed to the field. The Company acquired no additional producing properties in 1997. Therefore, no disclosures for proved reserves or future cash flows have been made at December 31, 1997. Acquisition and exploratory costs incurred related to the Company's interest in the Karakuduk Field, however, are disclosed below. The exploration costs reflect the entire exploratory costs incurred by the Company and KKM.

The following estimates of reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and the changes may be significant. All of the Company's proved reserves were located in the United States.

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

                  Supplemental Information - Disclosures About Oil and Gas
                        Producing Activities - Unaudited (continued)

                           Proved Oil and Gas Reserve Quantities
                               (All Within the United States)


                                                                Oil                      Gas
                                                              reserves                 reserves
                                                               (bbls.)                  (Mcf.)
                                                            -----------------------------------

Balance November 30, 1994                                     111,690                 3,294,730
Revisions of previous estimates                                (1,438)                  (98,536)
Sales of reserves                                             (36,425)                  (10,228)
Extensions, discoveries and other additions                       582                     9,375
Production                                                     (8,224)                 (132,924)
                                                            -----------------------------------
Balance November 30, 1995                                      66,185                 3,062,417
Revisions of previous estimates                               (58,749)                   18,703
Sales of reserves                                                (531)                  (34,417)
Extensions, discoveries and other additions                       267                     6,638
Production                                                     (1,737)                  (96,906)
Transfer to oil and gas properties under agreement
   for sale                                                    (5,435)               (2,956,435)
Balance November 30, 1996                                        --                        --
Revisions of previous estimates                                  --                        --
Sales of reserves                                                --                        --
Extensions, discoveries and other additions                      --                        --
Production                                                       --                        --
                                                            -----------------------------------
Balance December 31, 1997                                        --                        --
                                                            ===================================

Proved developed reserves:
   November 30, 1995                                            7,235                   870,890
   November 30, 1996                                             --                        --
   December 31, 1997                                             --                        --




                                              27


                             Supplemental Information - Disclosures About Oil and Gas
                                   Producing Activities - Unaudited (continued)

                             Standardized Measure of Discounted Future Net Cash Flows
                            and Changes Therein Relating to Proved Oil and Gas Reserves




                                                                           Year ended November 30
                                                           1997                    1996                   1995
                                                      -------------------------------------------------------------

Future cash inflows                                   $        --              $        --              $ 3,449,000
Future production and development
   costs                                                       --                       --               (2,478,000)
Future income tax expenses                                     --                       --                     --
                                                      -------------------------------------------------------------
Future net cash flows                                          --                       --                  971,000
10% annual discount for estimated
   timing of cash flows                                        --                       --                 (544,000)
                                                      -------------------------------------------------------------
Standardized measure of discounted
   future net cash flows                              $        --              $        --              $   427,000
                                                      =============================================================

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                                           Year ended November 30
                                                           1997                    1996                    1995
                                                      ------------------------------------------------------------

Beginning balance                                     $        --              $    427,000            $ 1,084,000
Expenditures which reduced future
   development costs                                           --                      --                   (3,000)
Acquisition of proved reserves                                 --                      --                     --
Sale of proved reserves                                        --                   (54,000)               (81,000)
Sales and transfers of oil and gas
   produced, net of production costs                           --                  (110,000)              (140,000)
Net increase (decrease) in price                               --                   860,000               (593,000)
Net decrease in costs                                          --                      --                  247,000
Extensions and discoveries                                     --                    17,000                165,000
Revisions of previous quantity
   estimates                                                   --                   (91,000)               (38,000)
Accretion of discount                                          --                    99,000                108,000
Effect of change in timing and other                           --                   253,000               (322,000)
Transfer to oil and gas properties
   under agreement for sale                                    --                (1,401,000)                  --
                                                     -------------------------------------------------------------
Ending balance                                       $         --              $       --              $   427,000
                                                     =============================================================


                                                       28



                             Supplemental Information - Disclosures About Oil and Gas
                                   Producing Activities - Unaudited (continued)

                             Standardized Measure of Discounted Future Net Cash Flows
                         and Changes Therein Relating to Proved Oil and Gas Reserves (continued)


                                                                      Year ended November 30
                                                           1997               1996                    1995
                                                         -----------------------------------------------------
Costs Incurred
Property acquisition costs--
   unproved leases                                       $  943,000         $ 6,559,000            $ 3,162,000
Property  acquisition costs--
   proved properties                                      5,745,000           1,701,000              1,088,000
Exploration costs                                              --
Development costs                                              --                  --                   30,000

Production Costs
Lease operating expense                                  $     --           $    26,000            $    95,000
Production tax                                                 --                11,000                 20,000
                                                         -----------------------------------------------------
                                                         $     --           $    37,000            $   115,000
                                                         =====================================================

Other Information
Net revenue (revenue less production
   costs, ad valorem and severance
   taxes)                                                $     --           $   110,000            $   140,000
Amortization per equivalent barrel
   of production*                                              --                  1.40                   2.33
Price per bbl. (oil)                                           --                 17.53                  14.27
Production cost per bbl. (oil)                                 --                  2.13                   6.34
Price per Mcf. (gas)                                           --                  1.17                   1.02
Production cost per Mcf. (gas)                                 --                   .34                    .47
Price per net equivalent bbl.*                                 --                  8.22                   8.33
Production cost per net equivalent bbl                         --                  2.07                   3.78


*   Natural gas converted to equivalent barrels using conversion ratio of 6:1.


                                                       29


                             Supplemental Information - Disclosures About Oil and Gas
                                   Producing Activities - Unaudited (continued)

                          Standardized Measure of Discounted Future Net Cash Flows and Changes
                                Therein Relating to Proved Oil and Gas Reserves (continued)




                                                                          Year ended November 30
                                                            1997                   1996              1995
                                                         ---------------------------------------------------
Present value of proved reserves:
   Proved developed                                      $     --              $       --           $266,000
   Proved undeveloped                                          --                      --            161,000
                                                         ---------------------------------------------------
   Total                                                 $     --              $       --           $427,000
                                                         ===================================================

   Future net revenues of proved reserves:
     Proved developed                                    $     --              $       --           $383,000
     Proved undeveloped                                        --                      --            588,000
                                                         ---------------------------------------------------
     Total                                               $     --              $       --           $971,000
                                                         ===================================================



                                                      30

                         Report of Independent Auditors


The Board of Directors and Stockholders
Karakuduk-Munay, Inc.

We have audited the accompanying balance sheets of Karakuduk-Munay, Inc. as of December 31, 1997 and 1996, and the related statements of expenses and accumulated deficit and cash flows for each of the three years in the period ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Karakuduk-Munay, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring operating losses and relies solely on the foreign shareholder to provide all funding in the form of an interest bearing loan. The Company requires significant additional financing to meet its financial commitments and requirements through calendar year 1998 as described in Note 16. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                         /s/  Ernst & Young
                                         ---------------------------------------
                                         ERNST & YOUNG


Almaty, Kazakhstan
March 13, 1998

                               Karakuduk-Munay Inc
                                 Balance Sheets
                           December 31, 1997 and 1996
                             (Amounts in US Dollars)



ASSETS                                                 1997            1996
                                                   ----------------------------

Cash                                               $    414,384    $     36,889
Prepaid and Other Receivables (Note 4)                  272,455          16,476
VAT Receivable (Note 5)                                  10,099          57,296
                                                   ------------    ------------
Total Current Assets                                    795,938         110,661


Materials and Supplies Inventory (Note 6)               511,858          28,421

Property, Plant and Equipment, net (Note 7)           1,589,057         451,935

Oil and Gas Properties - full cost method,
not subject to depletion (Note 8)                     5,874,525       1,805,588
                                                   ------------    ------------
TOTAL ASSETS                                       $  8,771,378    $  2,396,605
                                                   ============    ============


LIABILITIES AND PARTNERS' DEFICIT

Accounts Payable (Note 10)                         $  2,100,722    $     50,016
Accrued Liabilities (Note 10)                           621,750         390,806
Miscellaneous Taxes Payable                              45,106          49,406
                                                   ------------    ------------
Current Liabilities                                $  2,767,578    $    490,228


Loans Payable to Partner (Note 11)                    9,819,497       4,023,095
Accrued Payable for compensation for land usage            --            34,000

Commitments and Contingencies (Note 14 & 16)

PARTNER'S DEFICIT

Charter Capital (Note 13)                               200,000         200,000
Accumulated Deficit                                  (4,015,697)     (2,350,718)
                                                   ------------    ------------
                                                     (3,815,697)     (2,150,718)

                                                   ------------    ------------
TOTAL LIABILITIES AND PARTNERS' DEFICIT            $  8,771,378    $  2,396,605
                                                   ============    ============


                      See accompanying notes which form an
                  integral part of these financial statements.



                                                Karakuduk-Munay Inc
                                 Statements of Expenses and Accumulated Deficit
                              For the Periods Ended December 31, 1997, 1996 and 1995
                                              (Amounts in US Dollars)


                                                     1997                    1996                   1995
                                                  ----------------------------------------------------------
Management Service Fee (Note 11)                  $   495,000             $   825,000            $   318,750
General and Administrative Expenses                   836,868                 909,520                 86,799
Interest Expense (Note 11)                            155,624                 137,533                  2,414
Depreciation on Fixed Assets (Note 7)                 147,660                  42,709                    581
Miscellaneous Taxes                                    30,214                   2,937                   --
Exchange Loss/Gain                                       (387)                 24,475                   --
                                                  -----------             -----------            -----------
Net Loss                                            1,664,979               1,942,174                408,544

Accumulated deficit, beginning of period            2,350,718                 408,544                   --
                                                  -----------             -----------            -----------

Accumulated deficit, end of period                $ 4,015,697             $ 2,350,718            $   408,544
                                                  ===========             ===========            ===========





                                      See accompanying notes which form an
                                   integral part of these financial statements.





                                                Karakuduk-Munay Inc
                                             Statements of Cash Flows
                              For the Periods Ended December 31, 1997, 1996 and 1995
                                              (Amounts in US Dollars)



                                                                      1997                1996                  1995
                                                                  -----------------------------------------------------
Cash flows from operating activities:
Net loss                                                          $(1,664,979)         $(1,942,174)         $  (408,544)

Adjustments to reconcile net loss to
 net cash used by operating activities:

Depreciation of fixed assets                                          147,660               42,709                  581
Amortization of Signature Bonus                                          --                   --                  5,130
Changes in working capital:
(Increase)/Decrease in Prepaid and Other Receivables                 (255,979)              76,230              (92,706)
(Increase) in VAT Receivable                                          (51,803)             (57,296)                --
(Increase) in Inventory                                              (483,437)             (28,421)                --
Increase in Accounts Payable and Accrued Liabilities                2,026,650              100,834               21,238
Increase/(Decrease) in Miscellaneous Taxes Payable                     (4,300)              45,985                3,421
Increase/(Decrease) in Long Term Payable for Land Usage               (34,000)              34,000                 --
                                                                  -----------          -----------          -----------
Net Cash Used by Operating Activities                                (320,188)          (1,728,133)            (470,880)

Cash Flows From Investing Activities:
Purchase of Fixed Assets                                           (1,284,782)            (464,208)             (31,017)
Investments in Oil and Gas Assets
   (net of assets contributed
   in-kind through Charter Fund)                                   (4,068,937)          (1,237,718)                --
Payment of Signature Bonus                                               --               (513,000)                --
                                                                  -----------          -----------          -----------
Net Cash Used in Investing Activities                              (5,353,719)          (2,214,926)             (31,017)

Cash Flows From Financing Activities:
Cash contributed as Charter Fund                                         --                 40,000              100,000
Increase in Loan due to Cash Contribution                           4,134,783            2,240,000              100,000
Increase in Loans Payable for Management
Services and Other Expenditures                                     1,526,995            1,527,339              334,559
Increase in Loans Payable for Interest                                389,624              137,533                2,414
                                                                  -----------          -----------          -----------
Net Cash Provided by Financing Activities                           6,051,402            3,944,872              536,973


Net Increase in Cash                                                  377,495                1,813               35,076
Cash at beginning of year                                              36,889               35,076                 --
                                                                  -----------          -----------          -----------
Cash at end of year                                               $   414,384          $    36,889          $    35,076




                                       See accompanying notes which form an
                                    integral part of these financial statements.




                                                         34


                              Karakuduk-Munay Inc.
                       Notes to the Financial Statements
                               December 31, 1997
                             In terms of US Dollars


1. Organization and Background Information

Formation
---------

Karakuduk-Munay Inc. (the "Company"), a Kazakhstan Joint Stock Company of Closed Type, was founded by "Munaygaz" State Holding Company (formerly Kazakhstanmunaygaz National Petroleum Company), "Jarkin" State Holding Company (formerly PGO Mangistauneftegazgeologiya), and Korporatsiya Mangistau Terra International (formerly Korporatsiya Kramds-Mangistau Inc.), collectively the "Kazakh Shareholders", and Central Asian Petroleum (Guernsey) Limited. The Company and the Ministry of Oil and Gas in the Republic of Kazakhstan entered into an agreement on August 30, 1995 ("Inception") referred to as the Agreement for Exploration, Development and Production of Oil in Karakuduk Oil Field in Mangistau Oblast of the Republic of Kazakhstan (the "Agreement"). The management and operational framework within which the Company must conduct its activities are dictated by the Agreement.

The Company may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of the Company's registration. The Agreement can be extended to a date agreed between the Ministry of Oil and Gas and the Company as long as production of petroleum and/or gas is continued in the exploration field.

Changes in Shareholders
-----------------------

In accordance with the Edict # 410 dated 24 March 1997 and Edict # 1287 dated 26 August 1997 issued by the Government of the Republic of Kazakhstan, 40 % of the Charter Fund of the Company belonging to "Jarkin"/"Aksay" and "Munaygaz" were transferred to KazakhOil, the state owned oil and gas company. The Company and new shareholder have been legally re-registered with the Ministry of Justice of the Republic of Kazakhstan on July 24, 1997.

Principal Activity

The Company was established for the purposes of exploring, developing, and producing oil and gas deposits in the Karakuduk Field in the Republic of Kazakhstan acting on the basis of the Agreement which the Company entered into with the Ministry of Oil and Gas in the Republic of Kazakhstan on August 30, 1995.

The Company's work program and minimum expenditure commitment was stipulated in License MG 249 dated June 28, 1995. These expenditure obligations were subsequently amended by Resolution P65-H of September 18, 1996, and by Resolution P97-H of December 8, 1997. The latter Resolution requires the Company to expenditure commitments of US$10 million by December 31, 1997, US$34.5 million by December 31, 1998, and US$12 million by December 31, 1999. Expenditure commitments through 1997 exceeded the commitment requirement. The excess is applicable against future obligations. Should the license terms not be adhered to, the License may be withdrawn by the Government of the Republic of Kazakhstan.

The activity during 1997 has been primarily to conduct various studies into the most appropriate drilling and development strategy for the Karakuduk field. The Company also commenced construction of the field camp and access road to the field to facilitate the commencement of expansion of activities when production commences in 1998. The Company also worked over one well, which will be brought into production in 1998. The remaining operations conducted by the Company related to corporate affairs, re- registration of the Company necessitated by the transfer of shareholders, and other activity pertaining to the startup of the operations.

                              Karakuduk-Munay Inc.
                       Notes to the Financial Statements
                               December 31, 1997
                             In terms of US Dollars


2. Basis of Presentation

The Company maintains its accounting records and prepares its financial statements in US dollars and in accordance with accounting prescribed in the Accounting Procedure of the Agreement. The accompanying financial statements, prepared in accordance with U.S. generally accepted accounting principles, differ in minor respects (related to disclosure) from those issued for statutory purposes in Kazakhstan.

The material accounting principles adopted by the Company are described below:

Foreign Currency Translation
----------------------------

Transactions arising in currencies other than US dollars are translated into US dollars in accordance with the temporal method.

Cash and other monetary assets held and liabilities denominated in currencies other than US dollars are translated to US dollars at the rates of exchange ruling as of December 31, 1997 (75.55 Kazakh Tenge per US dollar). Non-monetary assets and liabilities denominated in currencies other than US dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-US dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period. By using the US dollar as its reporting currency for the financial statements and by using the temporal method of translation where applicable, the effects of inflation have been taken into consideration in all material respects since movements in the exchange rate between the US dollars and Tenge during 1995 to 1997 are considered a reasonable approximation of the general price index.

The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate that the Company could realize or settle these assets and liabilities in U.S. dollars.

As of 31 December, 1997, US$103,966 of net monetary liabilities are denominated in Tenge.

Interest Capitalization
-----------------------

Beginning in 1997, the Company capitalized certain borrowing costs as part of the cost of oil and gas properties. The Company has capitalized US$234,000 for 1997. Other interest costs are expensed as incurred.

Depreciation, Depletion and Amortization
----------------------------------------

Oil and Gas Assets
------------------

The  Company  follows  the  full  cost  method  of  accounting  for  oil and gas properties. Accordingly, all costs directly associated with acquisition, exploration and development of oil and gas reserves are capitalized in cost pools for each country in which the Company operates. The limitation on such capitalized costs is determined in accordance with rules specified by the Securities and Exchange Commission. Capitalized costs are depleted using the units of production method based on proven reserves.

                             Karakuduk-Munay Inc.
                       Notes to the Financial Statements
                               December 31, 1997
                             In terms of US Dollars


Oil and Gas Properties Not Subject to Depletion
-----------------------------------------------

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

Property Plant and Equipment
----------------------------

Depreciation of equipment is calculated on the straight line method based on the estimated useful life of the assets as follows:

         Office Buildings and Apartments            20 years
         Office Equipment                            3 years
         Vehicles                                    5 years
         Field Buildings                            15 years
         Field Equipment                            up to 10 years

Inventory
---------

Inventory is valued using the first-in, first-out method and is at the lower of cost and net realizable value.

Revenue Recognition
-------------------

Revenues are recognized when economic performance has occurred as a result of the sale of oil and gas production, in accordance with the accrual method of accounting. Losses, if any, are provided for in the period in which the loss is determined to occur.

Income Taxes
------------

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which require that taxes be provided on the liability method based upon the tax rate at which items of income and expense are expected to be settled in the Company's tax return.

Earnings Per Common Share
-------------------------

Basic earnings (loss) and diluted earnings (loss) per share are not presented due to the Company being of a "closed" nature and having no underlying shares outstanding.

                             Karakuduk-Munay Inc.
                       Notes to the Financial Statements
                               December 31, 1997
                             In terms of US Dollars


New Accounting Standards
------------------------

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets to be disposed of. The Company adopted Statement No. 121 in 1997; the effect of the adoption is immaterial to the Company's overall financial results.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income . SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. The impact of SFAS 130 on the Company's financial position and results of operations is not expected to be material.

Fair Value of Financial Instruments
-----------------------------------

All of the Company's financial instruments, including loans payable to partner, cash and trade receivables have fair values which approximate their recorded values as they are either short-term in nature or carry interest rates which approximate market rates.

Use of Estimates
----------------

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

                             Karakuduk-Munay Inc.
                       Notes to the Financial Statements
                               December 31, 1997
                             In terms of US Dollars


Leases
------

Rent expenses for non-cancelable operating leases are recognized on a straight line basis.

3. Going Concern

These financial statements have been prepared assuming that Karakuduk-Munay Inc., will continue as a going concern. The Company has incurred an operating loss and relies solely on Central Asian Petroleum (Guernsey) Limited to provide all funding in the form of an interest bearing loan, as discussed in Note 11. The Company does not anticipate that its current cash reserves and cash flows from operations will be sufficient to meet its capital requirements through fiscal year 1998. Should the Company not meet its capital requirements under the license agreement to develop the Karakuduk Field, the Company's rights under the agreement may be terminated. The Company believes that additional financing will be available; however there is no assurance that additional financing will be available, or if available, that it can be obtained on terms favorable or affordable to the Company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

4. Prepaid and Other Receivables

Prepayments and Other Receivables consists of outstanding travel advances at December 31, 1997, prepayment of taxes and prepayments of equipment to be added to Oil and Gas Assets in 1998 and can be summarized as follows:

                                                         1997             1996

Travel Advances to employees                        $  18,606         $  6,868

Import VAT, Custom duties and prepaid taxes            41,256            1,796

Advance payment for Oil and Gas Assets                212,593            7,812
                                                    ---------         --------
Total                                               $ 272,455         $ 16,476
                                                    =========         ========


The increase in these amounts reflects the higher activity level of operations towards the end of 1997.

5. VAT Receivable

VAT receivable is a Tenge denominated asset and is due from the Republic of Kazakhstan. While theoretically refunds of excess VAT paid are due from the Republic within 10 days of a claim being made, and several refunds have been received by the Company in 1996 and 1997, current practice indicates that receipt is uncertain until such time as other taxes payable to the Republic by the Company, are available for offset against the VAT receivable.

                             Karakuduk-Munay Inc.
                       Notes to the Financial Statements
                               December 31, 1997
                             In terms of US Dollars


6. Materials and Supplies Inventory

                                                  1997                  1996
                                              ------------------------------

Inventory in-house                            $224,998               $28,421

Inventory in-transit                           286,860                     -
                                              --------               -------
Total                                         $511,858               $28,421
                                              ========               =======


The above categories of Materials and Supplies Inventory represent workover materials, spare parts and diesel fuel for use in oil field operations.

7. Plant, Property and Equipment

Upon full amortization of tangible assets, the right of ownership of the tangible assets shall be transferred to the Kazakhstan Ministry of Oil and Gas in accordance with the Agreement. The Company is entitled to the use of the fully amortized tangible assets during the whole term of the Agreement. A summary of property, plant and equipment at December 31, 1997 is provided in the table below:

Cost                                    Balance as at           Balance as at
                                      December 31, 1996       December 31, 1997
                                      -----------------       ----------------
                                         US Dollars               US Dollars

Office Buildings and Apartments         $   29,469               $   67,212

Office Equipment and Furniture             167,594                  227,318

Vehicles                                   298,162                  541,479

Field Buildings                               --                    329,936

Field Equipment and Furniture                 --                    169,190

Capital work-in process
                                              --                    444,872
                                        ----------               ----------
Total                                      495,225                1,780,007

                                        ----------               ----------
Accumulated Depreciation                    43,290                  190,950
                                        ----------               ----------
Net Book Value                          $  451,935               $1,589,057
                                        ==========               ==========


Included in the additions to Field Buildings is US$89,962 relating to the residential camp that was previously classified within Oil and Gas Assets in 1996.

                             Karakuduk-Munay Inc.
                       Notes to the Financial Statements
                               December 31, 1997
                             In terms of US Dollars


8. Oil and Gas Assets Not Subject to Amortization

The Company has undertaken certain appraisal and feasibility work in 1997 in order to ascertain the most appropriate future development and drilling program for the Karakuduk field in Kazakhstan. The results are still being analyzed.

There are no other licenses currently held by the Company and hence all costs capitalized as related to the Karakuduk license have not been amortized in 1997.

Management fees related to the salary costs of individuals directly associated with exploration and appraisal activities on the Karakuduk field have been capitalized along with the license acquisition costs and geological and geophysical expenditures. Certain overhead costs and general and administrative costs have been expensed.

Costs excluded from the amortization consist of the following at December 31, 1997 (US dollars):

                                 Exploration
       Year       Acquisition    and Appraisal    Development
     Incurred       Costs          Costs             Costs         Total
     --------     ----------     ------------     -----------    ----------

       1995      $  507,870      $1,297,718             --        $  507,870

       1996            --              --               --         1,297,718

       1997            --         4,068,937             --         4,068,937
                 ----------      ----------      ----------      ----------
      Total      $  507,870      $5,366,655             --        $5,874,525


Management believe that over the life of the project as a whole, future cash flows justify the carrying amount of assets disclosed above. No impairment provision has therefore been deemed necessary in these financial statements.

9. Bonuses

The Company was required to pay an unrecoverable (non-tax deductible) Signature Bonus to the Kazakhstan Ministry of Geology amounting to US$513,000 in accordance with the Agreement. This amount will be amortized using the units of production method over 25 years, when production commences.

Production based bonuses will be payable to the Kazakhstan Ministry of Geology amounting to US$500,000 when cumulative production reaches ten million barrels and US$1,200,000 when cumulative production reaches fifty million barrels. The production bonuses will be considered tax deductible expenditures in the calculation of profits taxes. No amounts related to the production bonuses have been accrued as production had not commenced at December 31, 1997.

                             Karakuduk-Munay Inc.
                       Notes to the Financial Statements
                               December 31, 1997
                             In terms of US Dollars


10. Accounts Payable and Accrued Liabilities

                                                 1997                   1996
                                           ----------               --------
Accounts Payable                           $2,100,722               $ 50,016

Accrued Management Service Fee                573,750                318,750
Accrued Liabilities                            48,000                 72,056
                                           ----------               --------
Total                                      $2,767,578               $490,228
                                           ==========               ========



Accounts Payable as of December 31, 1997 includes US$1.3 million in respect of the acquisition of the pipeline that is to link the oil field to the state pipeline. The remaining Accounts Payable represents payables for equipment to be installed in the oil field.

11. Loans Payable to Partner

As discussed in Note 3, Central Asian Petroleum (Guernsey) Limited bears sole financial responsibility for the fulfillment of all funding for the Company. The various forms of funding from Central Asian Petroleum (Guernsey) Limited are treated as long term loans to the Company and bear interest at the rate of LIBOR plus 1%. The Agreement requires installment payments on the loan to be calculated and paid on a quarterly basis and to be equal to 65% of gross revenue after deduction of royalties due to the Republic of Kazakhstan. No production occurred in 1997 and therefore, no payments on the loan have been made or are due as of December 31, 1997. Management believe that no net repayment will occur in 1998 and hence the entire loan is treated as falling due in more than one year.

The loan is made up as follows (US dollars):

                                                            1997            1996
                                                       ----------     ----------

Cash Funding                                           $6,474,783     $2,340,000
Management Services Fee                                 2,295,000      1,275,000
Other Expenditures                                        520,143        268,148
Accrued Interest Payable                                  529,571        139,947
                                                       ----------     ----------
Total Interest and Loan Payable to Partner             $9,819,497     $4,023,095
                                                       ==========     ==========

Management services are provided by Road Runner Services Company, a subsidiary of Chaparral Resources, Inc. the parent company of Central Asian Petroleum (Guernsey) Limited. The services are provided for a fixed fee of US$106,250 per month. Management services were provided to the Company for 1997 amounting to US$1,275,000.

                              Karakuduk-Munay Inc.
                       Notes to the Financial Statements
                               December 31, 1997
                             In terms of US Dollars

12. Tax

Under Kazakh legislation, the Company is permitted to carryforward tax losses arising in each year. These can be applied against future tax profits arising in the subsequent five years; however, certain uncertainties exist as to the amount of the carryforward due to the issues discussed in Note 14 related to the method of calculation of tax losses for Kazakh purposes.

The Agreement specifies profits taxes and other taxes applicable to the Company. As discussed in Note 9, the Signature Bonus is not recoverable or deductible in calculating income tax expense.

The following is a summary of the provision for income taxes:

                                                   Year ended December 31
                                             1997          1996          1995
                                          -------------------------------------

Income taxes (benefit) computed
  at statutory rate                       $(499,494)    $(582,652)    $(122,563)
Change in asset valuation
  allowance                                 499,494       582,652       122,563
                                          -------------------------------------
Income taxes                              $    --       $    --       $    --
                                          =====================================

The components of the Company's deferred tax assets and liabilities under FASB No. 109 are as follows:

                                                   Year ended December 31
                                          1997           1996           1995
                                      -----------------------------------------

Deferred tax assets:
  Net operating loss carryforwards    $ 1,204,709    $   705,215    $   122,563
  Valuation allowance                  (1,204,709)      (705,215)      (122,563)
                                      -----------------------------------------
Deferred tax assets                   $      --      $      --      $      --
                                      =========================================

There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards due to the fact that the realization of the related tax benefits is not considered likely.

At December 31, 1997, the Company has tax loss carryforwards of approximately US$4,016,000 available to offset future taxable income. These carryforwards will expire at various times between 2000 and 2002. The loss carryforward at December 31, 1997 for financial reporting purposes is approximately US$4,016,000.

                              Karakuduk-Munay Inc.
                       Notes to the Financial Statements
                               December 31, 1997
                             In terms of US Dollars


13. Charter Capital

The total Charter Fund contribution specified in the new Founders Agreement of Karakuduk-Munay (dated June 12, 1997) is $200,000. Each of the shareholder's portion of the Charter Fund and their respective participating interest in the Company is:



                                                                      1997                           1996
                                                            -----------------------------------------------------
                                                              Charter                        Charter
Shareholder:                                                Contribution     Percent       Contribution   Percent
------------                                                ------------     -------       ------------   -------

"Munaygaz" State Holding Company                              $   --            --           $ 40,000         20 %

"Aksay" Company                                                   --            --             40,000         20 %

KazakhOil                                                       80,000         40 %              --            --

Korporatsiya Mangistau Terra International                      20,000         10 %            20,000         10 %
Central Asian Petroleum (Guernsey) Limited - CAP(G)            100,000         50 %           100,000         50 %
                                                              --------         -----         --------         -----
Total Charter Capital                                         $200,000         100 %         $200,000         100 %



During 1997, KazakhOil as the successor to Munaygaz state holding company, contributed US $ 40,000 as Munaygaz's initial charter contribution obligation that was previously settled by CAP(G). The CAP(G) 1996 contribution has been reclassified as additional funding of the Company's operations in 1997.

14. Contingencies

Taxation
--------

The existing legislation with regard to taxation in the Republic of Kazakhstan is constantly evolving as the Government manages the transition from a command to a market economy. Tax and other laws applicable to the Company are not always clearly written and their interpretation is often subject to the opinions of the local or main State Tax Service. Instances of inconsistent opinions between local, regional and national tax authorities are not unusual.

Management believes that it has paid or accrued all taxes that are applicable for current and prior years. Two tax audits in 1997 resulted in no additional tax or penalties levied against the Company.

Basis of Accounting
-------------------

The Company maintains its statutory books and records and calculates its taxable loss in accordance with International Accounting Standards, which it believes it may do under the terms of its accounting procedures in the Agreement. The Republic of Kazakhstan currently requires companies to comply with Kazakh accounting regulations and to calculate tax profits or losses in accordance with these regulations as well as prevailing tax law. Therefore, there is currently uncertainty as to the extent of tax losses available to the Company.

                              Karakuduk-Munay Inc.
                       Notes to the Financial Statements
                               December 31, 1997
                             In terms of US Dollars



15. Current Kazakhstan Environment

The ability of the Company to realize the carrying value of its assets is dependent on being able to transport hydrocarbons and finding appropriate markets for their sale. The Company has various options available to it in terms of possible exportation routes to potential markets, based on experience of other joint venture operations in the vicinity of the Company's activity. Domestic markets in the Republic of Kazakhstan currently do not permit world market prices to be obtained.


16. Capital Commitments and Operating Lease Commitment

As specified in Note 1, under the terms of the license the Company has committed to minimum capital expenditure of US$34.5 million for the year ended December 31, 1998 (US$2 million already incurred in 1997) and US$12 million for the year ended December 31, 1999.

Minimum lease payments under non-cancelable operating leases are due for the year ended December 31, 1998 amounting to US$24,929. On expiration of this lease, the Company may obtain legal title to the office building should negotiations with the landlord prove successful. At this stage there is no certainty that title will transfer, therefore all rental obligations have been expensed.

17. Subsequent Events

Subsequent to December 31, 1997, the Kazakh Government Tax Authority began an audit of KKM. The Company believes KKM has provided for all potential tax contingencies which may exist.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    EXHIBITS

                                       TO

                                    FORM 10-K

                                          CHAPARRAL RESOURCES, INC.


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

2.3            Amendment   to   Stock   Acquisition   Agreement   and   Plan  of              N/A
               Reorganization  dated March 10, 1996 between Chaparral Resources,
               Inc.,  and the  Shareholders  of Central Asian  Petroleum,  Inc.,
               incorporated by reference to the Company's Registration Statement
               No. 333-7779.

3.1            Restated  Articles of  Incorporation + Amendments dated September              N/A
               25,  1976,  incorporated  by  reference  to  Exhibit  3.1  to the
               Company's  Annual  Report on Form 10-K for the fiscal  year ended
               November 30, 1993.

3.2            Articles of Amendment to the Restated Articles of Incorporation +              N/A
               Amendments  dated April 21,  1988,  incorporated  by reference to
               Exhibit 3.2 to the  Company's  Annual Report on Form 10-K for the
               fiscal year ended November 30, 1993.

3.3            Articles of Amendment to the Restated Articles of Incorporation +               *
               Amendments dated April 12, 1994.

3.4            Articles of Amendment to the Restated Articles of Incorporation +              N/A
               Amendments  dated June 21,  1995,  incorporated  by  reference to
               Exhibit B to the Company's  Quarterly Report on Form 10-Q for the
               quarter ended May 31, 1995.

3.5            Articles of Amendment to the Restated Articles of Incorporation +              N/A
               Amendments dated July 17, 1996,  incorporated by reference to the
               Company's Registration Statement No. 333-7779.

3.6            Articles of Amendment to the Restated Articles of Incorporation +              N/A
               Amendments dated November 25, 1997,  incorporated by reference to
               Exhibit  3.1 to the  Company's  Current  Report on Form 8-K dated
               October 31, 1997.

3.7            Bylaws,  as amended  through  October 31, 1997,  incorporated  by              N/A
               reference to Exhibit 3(ii) to the Company's  Quarterly  Report on
               Form 10-Q for the quarter ended September 30, 1997.

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

10.4           Deferred  Compensation and Death Benefit Plan as amended November              N/A
               15,  1991,  incorporated  by  reference  to Exhibit  10.10 to the
               Company's  Annual  Report on Form 10-K for the fiscal  year ended
               November 30, 1991.


Exhibit No.           Description and Method of Filing                                     Page No.
-----------           --------------------------------                                     --------

10.5           Promissory Note dated November 1, 1995 from Chaparral  Resources,              N/A
               Inc. to Brae Group,  Inc.,  incorporated  by reference to Exhibit
               10.1 to the Company's  Current  Report on Form 8-K dated November
               1, 1995.

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

10.10          Consulting  Agreement  dated May 14, 1996 with M-D  International              N/A
               Petroleum,  Inc.,  incorporated  by  reference  to the  Company's
               Registration Statement No. 333-7779. 1

10.11          Promissory Notes and Modifications of Promissory  incorporated by              N/A
               reference to Exhibit (3) to the Company's  Current Report on Form
               8-K dated November 22, 1996.

10.12          Amendment  effective December 6, 1996 to Purchase Agreement dated              N/A
               effective  January  12, 1996  between  the  Company and  Guntekin
               Koksal,  incorporated  by  reference  to  Exhibit  10.12  to  the
               Company's  Annual  Report on Form 10-K for the fiscal  year ended
               November 30, 1996.

10.13          Severance  Agreement  dated February 12, 1997 between the Company              N/A
               and Paul V. Hoovler,  incorporated  by reference to Exhibit 10.13 to the  Company's  Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.14          Severance  Agreement  dated February 12, 1997 between the Company              N/A
               and Matthew R.  Hoovler,  incorporated  by  reference  to Exhibit
               10.14 to the Company's  Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.15          Purchase and Sale Agreement effective January 1, 1997 between the              N/A
               Company and Conoco  Inc.,  incorporated  by  reference to Exhibit
               10.15 to the Company's  Annual Report on Form 10-K for the fiscal year ended  November  30,  1996.

10.16          Amendments  to Chaparral  Resources,  Inc.  Stock  Warrant  Plan,              N/A
               incorporated  by  reference  to  Exhibit  10.16 to the  Company's
               Annual Report on Form 10-K for the fiscal year ended November 30,
               1996.


Exhibit No.           Description and Method of Filing                                     Page No.
-----------           --------------------------------                                     --------

10.17          Agreement dated August 30, 1995 for  Exploration  Development and              N/A
               Production of Oil in Karakuduk  Oil Field in Mangistan  Oblast of
               the  Republic  of  Kazakhstan  between  Ministry  of Oil  and Gas
               Industries of the Republic of Kazakhstan for and on Behalf of the
               Government of the Republic of Kazakhstan  and Joint Stock Company
               of Closed Type  Karakuduk  Munay Joint Venture,  incorporated  by reference to Exhibit 10.17 to the Company's Annual Report on Form
               10-K for the fiscal year ended  November 30, 1996.

10.18          License for the Right to Use the  Subsurface  in the  Republic of              N/A
               Kazakhstan,  incorporated  by reference  to Exhibit  10.18 to the
               Company's  Annual  Report on Form 10-K for the fiscal  year ended
               November 30, 1996.

10.19          Amendment  dated  April  14,  1997 to  Purchase  Agreement  dated              N/A
               effective  January 12,  1996,  between  the Company and  Guntekin
               Koksal,   incorporated  by  reference  to  Exhibit  10.1  to  the
               Company's  Quarterly  Report on Form 10-Q for the  quarter  ended
               February 28, 1997.

10.20          Subscription  Agreement  dated April 22, 1997  between  Chaparral              N/A
               Resources,   Inc.  and  Victory  Ventures  LLC,  incorporated  by
               reference to Exhibit 10.1 to the  Company's  Quarterly  Report on
               Form 10-Q for the quarter ended June 30, 1997.

10.21          Warrant  Certificate  dated December 31, 1997  entitling  Victory              N/A
               Ventures LLC to purchase up to  4,615,385  shares of Common Stock of  Chaparral  Resources,  Inc.,  incorporated  by  reference  to
               Exhibit 10.2 to the Company's  Quarterly  Report on Form 10-Q for
               the quarter ended June 30, 1997.

10.22          Form of Warrant  issued to Black  Diamond  Partners  LP, Clint D.              N/A
               Carlson, John A. Schneider, Victory Ventures LLC, Whittier Energy
               Company and Whittier  Ventures LLC in connection  with loans made by them to  Chaparral  Resources,  Inc. in November  and December
               1996 and to Black Diamond Partners LP, Clint D. Carlson,  Wittier
               Energy  Company  and  Whittier  Ventures  LLC  in  July  1997  in
               connection  with the same loans,  incorporated  by  reference  to
               Exhibit 10.3 to the Company's  Quarterly  Report on Form 10-Q for
               the quarter ended June 30, 1997.

10.23          Chaparral Resources, Inc. 1997 Incentive Stock Plan, incorporated              N/A
               by reference to Exhibit 10.4 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1997.

10.24          Chaparral  Resources,  Inc.  1997  Nonemployee  Directors'  Stock              N/A
               Option,   incorporated  by  reference  to  Exhibit  10.5  to  the
               Company's  Quarterly  Report on Form 10-Q for the  quarter  ended
               June 30, 1997.

10.25          Amendment to Common Stock  Purchase  Warrant  dated  December 31,              N/A
               1997 entitling  Victory  Ventures LLC to purchase up to 4,615,385 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1997.

10.26          Amendment  dated  September 11, 1997, to License for Right to Use              N/A
               the  Subsurface in the Republic of  Kazakhstan,  incorporated  by reference to Exhibit 10.2 to the  Company's  Quarterly  Report on
               Form 10-Q for the quarter ended September 30, 1997.



Exhibit No.           Description and Method of Filing                                     Page No.
-----------           --------------------------------                                     --------

10.27          Warrant  Certificate  entitling  Allen & Company  Incorporated to              N/A
               purchase  up to  900,000  shares  of  Common  Stock of  Chaparral
               Resources, Inc., incorporated by reference to Exhibit 10.1 to the
               Company's  Current  Report on Form 8-K/A dated  October 31, 1997.

10.28          Form  of   Subscription   Agreement   dated  November  21,  1997,              N/A
               incorporated  by  reference  to  Exhibit  10.19 to the  Company's
               Current Report on Form 8-K dated October 31, 1997.

10.29          Letter  dated  February  4, 1998,  from the Company to Michael B.               *
               Young.

10.30          Release and Understanding with H. Guntekin Koksal                               *

10.31          Termination  Agreement  dated March 6, 1998 with  Exeter  Finance               *
               Group

10.32          Agreement dated March 7, 1998, with Munay-Impex                                 *

10.33          Agreement dated March 31, 1998, effective as of November 4, 1997                *
               between the Company and Allen & Company Incorprated

16             Letter dated July 23, 1996 from Grant Thornton LLP confirming the              N/A
               circumstances pursuant  to  which Grant Thornton LLP resigned  as
               Registrant's principal independent  accountants,  incorporated by reference to Exhibit 16 to the Company's  Current  Report on Form
               8-K dated July 23, 1996.

21             Subsidiaries of the Registrant.                                                 *

23.1           Consent of Grant Thornton LLP                                                   *

23.2           Consent of Ernst & Young LLP

23.3           Consent of Ernst & Young Kazakhstan

27             Financial Data Schedule                                                         *

27.1           Financial Data Schedule Restated for 1996

----------------
*              Filed Herewith

