Form 10-Q
period 1998-03-31
CHAPARRAL RESOURCES INC
filed 1998-05-20
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                       OR

[   ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file number: 0-7261


                           CHAPARRAL RESOURCES, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                    84-0630863
------------------------------               -----------------------------------
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

                             YES   [ x ]     NO   [   ]

     As of May 15, 1998, Registrant had 51,215,456 shares of its $0.10 par value common stock issued and outstanding.

                   Part I - Summarized Financial Information

Item 1 - Financial Statements


                           Chaparral Resources, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                   March 31,       December 31,
                                                     1998              1997
                                                 ------------     --------------
Assets
Current assets:
  Cash and cash equivalents                      $    593,000      $  3,423,000
  Accounts receivable:
   Other                                               34,000           102,000
  Prepaid expenses                                     63,000            62,000
                                                 ------------      ------------
Total current assets                                  690,000         3,587,000

Oil and gas properties and investments
   - full cost method Republic of
   Kazakhstan (Karakuduk Field)
   not subject to depletion:                       22,544,000        19,922,000
Furniture, fixtures and equipment                      59,000            13,000
Less accumulated depreciation                          (5,000)           (3,000)
                                                 ------------      ------------
                                                       54,000            10,000
                                                 ------------      ------------
Total assets                                     $ 23,288,000      $ 23,519,000
                                                 ============      ============


See accompanying notes to financial statements


                                   Chaparral Resources, Inc.
                            Consolidated Balance Sheets (continued)
                                          (Unaudited)

                                                          March 31,     December 31,
                                                            1998            1997
                                                        ------------    ------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable:
    Trade                                               $    247,000    $    177,000
  Accrued liabilities                                        152,000          54,000
                                                        ------------    ------------
Total current liabilities                                    399,000         231,000

Long-term obligations:
  Accrued  compensation                                      210,000         210,000
Redeemable  preferred  stock
  - cumulative, convertible:
    Series A, 50,000 shares issued
     and outstanding, at stated value,
     includes $5.00 cumulative annual
     dividend, less $500,000 cost of
     issuance, $5,000,000 redemption value                 4,525,000       4,500,000
Stockholders' equity:
  Common stock authorized, 100,000,000 shares
     at March 31, 1998 and December 31, 1997, of
     $.10 par value; issued and outstanding,
     49,965,456 and 49,720,456 shares a
     March 31, 1998 and December 31, 1997,
     respectively                                          4,996,000       4,971,000
  Capital in excess of par value                          30,988,000      30,340,000
   Unearned portion of restricted stock awards              (169,000)       (109,000
   Stock subscription receivable                          (1,770,000)     (1,770,000)
   Accumulated Deficit                                   (15,891,000)    (14,854,000)
                                                        ------------    ------------
Total stockholders' equity                                18,154,000      18,578,000
                                                        ------------    ------------
Total liabilities and stockholders'equity                $23,288,000    $ 23,519,000
                                                        ============    ============


 See accompanying notes to financial statements

                                                -3-


                          Chaparral Resources, Inc.
                      Consolidated Statements of Operations
                                  (Unaudited)


                                                  For the Three Months Ended
                                                  March 31,          March 31,
                                                    1998               1997
                                                 -----------        -----------
Revenue:
  Oil and gas sales                              $      --          $      --
Costs and expenses:
  Depreciation and depletion                           2,000               --
  General and administrative                         880,000            220,000
                                                 -----------        -----------
                                                     882,000            220,000
                                                 -----------        -----------

Loss from operations                                (882,000)          (220,000)
  Other income (expense):
  Interest income                                    202,000             73,000
  Interest expense                                      --              (70,000)
  Equity in loss from investment                    (332,000)          (174,000)
                                                 -----------        -----------
                                                    (130,000)          (171,000)
                                                 -----------        -----------
Loss before extraordinary item                    (1,012,000)          (391,000)
Extraordinary loss on sale of
 domestic oil & gas properties                          --              (36,000)
                                                 -----------        -----------
Net loss                                         $(1,012,000)       $  (427,000)
                                                 ===========        ===========


Basic and Diluted Earnings per Share:
Net loss per share before extraordinary item     $     (.020)       $     (.010)
Extraordinary loss per share                     $      --          $     (.001)
Net loss per share~                              $     (.020)       $     (.011)
Weighted average number of shares
  outstanding                                     49,900,845         37,709,449




See accompanying notes to financial statements

                                        Chaparral Resources, Inc.
                                  Consolidated Statements of Cash Flows
                                                  (Unaudited)


                                                            For the Three Months Ended
                                                         March 31,                March 31,
                                                            1998                    1997
                                                        -----------              ----------
Cash flows from operating activities
Net loss                                                $(1,012,000)             $  (427,000)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and depletion                                 2,000                     --
   Stock issued for services and bonuses                    614,000                     --
   Changes in assets and liabilities:
     Accounts receivable                                    (22,000)                (272,000)
     Prepaid expenses                                        (1,000)                (123,000)
     Other                                                     --                    306,000
     Accounts payable & Accrued Liabilities                 167,000                  123,000
                                                        -----------              -----------
 Net cash used in operating activities                     (252,000)                (393,000)
 Cash flows from investing activities
 Additions to property  and  equipment                      (45,000)                    --
 Investment  in and advances to
   foreign oil and gas properties                        (2,533,000)                (131,000)
                                                        -----------              -----------
 Net cash used in investing activities                   (2,578,000)                (131,000)
 Cash flows from financing activities
 Proceeds from sale of stock                                   --                     90,000
                                                        -----------              -----------
 Net cash provided by financing activities                     --                     90,000
                                                        -----------              -----------

 Net decrease in cash and cash equivalents               (2,830,000)                (434,000)
 Cash and cash equivalents at beginning
   of period                                              3,423,000                  651,000
                                                        -----------              -----------
 Cash and cash equivalents at end of period             $   593,000              $   217,000
                                                        ===========              ===========



See accompanying notes to financial statements




                           Chaparral Resources, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  General

     Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the notes to the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.  Unaudited Information

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year.

3. Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 1998, substantially all of the Company's assets are invested in the development of the Karakuduk Field, a shut-in oil field in the central Asian Republic of Kazakhstan, which will require significant additional funding.

     The Company has incurred recurring operating losses and has no operating assets presently generating cash to fund its operating and capital requirements. The Company's current cash reserves and cash flow from operations will not be sufficient to meet the capital spending requirements to develop the Karakuduk Field through fiscal 1998. Should the Company not meet its capital requirements, the Company's rights to the Karakuduk Field can be terminated. The Company believes that additional financing will be available; however, there is no assurance that additional financing will be available, or if available, that it will be timely or on terms favorable to the Company. The Company's continued existence as a going concern is dependent upon the success of future operations, which are, in the near term, dependent on the successful financing and development of the Karakuduk Field, of which there is no assurance.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4.  Equity Based Compensation

     On January 23, 1998, the Company ratified the grants of options to purchase 257,000 shares of the Company's Common Stock to various employees of, and consultants to, the Company, granted options to purchase 82,500 shares of the Company's Common Stock to various employees of, and consultants to, the Company, granted 90,000 shares of the Company's Common Stock to the directors of the Company and granted 185,000 shares of the Company's Common Stock to various employees of, and consultants to, the Company, of which 30,000 shares will vest with respect to 10,000 shares on each of January 30, 1999, 2000, and 2001. On February 26, 1998, the Company granted an option to purchase 10,000 shares of the Company's Common Stock to a consultant to the Company.

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

5. Redeemable Preferred Stock and Related Common Stock Warrants

     On November 24, 1997, the Company executed a Subscription Agreement ("Agreement") with an unaffiliated investor for 225,000 shares of three classes of Redeemable $5.00 Cumulative Convertible Preferred Stock ("Preferred Stock"). The investor agreed to purchase 75,000 shares of each of the Company's Series A, B and C Preferred Stock. Pursuant to the Agreement, the Company initially sold to the investor 50,000 shares of the Company's Series A Preferred Stock, no par value, for a purchase price of $100.00 per share, equal to the redemption value, or an aggregate purchase price of $5,000,000. The number of shares of Common Stock issuable upon conversion of each share of Series A Preferred Stock is determined by dividing $100 by the conversion price of $2.25 per share. The Company is not required to establish a sinking fund, however, the Preferred Stock dividends in arrears must be paid before dividends can be paid on Common Stock. The basis difference representing issuance costs is being amortized directly to additional paid-in-capital for the period through the redemption date.

     The Series A Preferred Stock has scheduled redemptions beginning November 30, 2002.

     The five-year aggregate redemption amounts are as follows:

                        1998                   --
                        1999                   --
                        2000                   --
                        2001                   --
                        2002              $5,000,000
                                          ----------

                       Total              $5,000,000
                                          ==========

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

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)



6.  Subsequent Events

     Effective  on April 3,  1998,  the  Company  sold  1,250,000  shares of the
Company's Common Stock for $2.00 per share for at total of $2,500,000 to a private investor. Allen & Company, Incorporated acted as placement agent in connection with the sale of the 1,250,000 shares. As a result, Allen & Company, Incorporated's warrants to purchase 900,000 shares of the Company's Common Stock, originally issued as commission in connection with the Preferred Stock sale on November 24, 1997, became exercisable for an additional 100,000 shares of the Company's Common Stock. The warrants to purchase the additional 100,000 shares of the Company's Common Stock are exercisable through November 25, 2002, at an exercise price of $0.01 per share. Of the total warrants to purchase 900,000 shares of Common Stock issued to Allen & Company, Incorporated on November 24, 1997, warrants to purchase 300,000 shares of the Company's Common Stock are currently exercisable.

     On April 15, 1998, the Company granted options to purchase 45,000 shares of the Company's Common Stock to an employee of, and a consultant to, the Company.

                              Karakuduk-Munay Inc
                 Statement of Expenses and Accumulated Deficit
           For the Three Month Periods Ended March 31, 1998 and 1997
                            (Amounts in US Dollars)
                                  (Unaudited)

                                                        March 31,      March 31,
                                                          1998           1997
                                                       ----------     ----------

Management Service Fee                                 $  120,000     $   90,000
General and Administrative Expenses                       363,000        189,000
Interest Expense                                          181,000         70,000
                                                       ----------     ----------

Net Loss                                                  664,000        349,000

Accumulated deficit, beginning of period                4,016,000      2,351,000
                                                       ----------     ----------


Accumulated deficit, end of period                     $4,680,000     $2,700,000
                                                       ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


1.  Liquidity and Capital Resources

     Prior to 1997, the Company's primary source of capital was from oil and gas sales from domestic properties. All domestic properties have been sold or otherwise disposed. The only oil and gas interest of the Company at this time is as a result of the Company's investment in Karakuduk-Munay, Inc. (KKM) through Central Asian Petroleum (Guernsey) (CAP-G). KKM is a closed joint stock company in Kazakhstan.

     The Company has previously raised capital to finance a portion of its obligations in connection with the acquisition of its interest in CAP-G and the development of the Karakuduk Field and to satisfy working capital needs in the short term. Since January 1, 1998, the Company raised $2,500,000 through the sale of Common Stock, The Company may seek to obtain additional capital through debt or equity offerings, encumbering properties, entering into arrangements whereby certain costs of development will be paid by others to earn an interest in the properties, or sale of a portion of the Company's interest in the Karakuduk Field. The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of the oil and gas business is uncertain due, in part, to instability in oil and gas pricing in recent years. The Company's small size and the early stage of development of the Karakuduk Field may also increase the difficulty in raising any financing that may be needed in the future. There can be no assurance that the debt or equity financing that might be required to fund the Company's operations and obligations in the future will be available to the Company on economically acceptable terms if at all.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and has no operating assets presently generating sufficient cash to fund its operating and capital requirements. The Company does not anticipate that its current cash reserves and cash flow from operations will be sufficient to meet its capital requirements through fiscal 1998.

     As of March 31, 1998, substantially all of the Company's assets are invested in the development of the Karakuduk Field. Since the Karakuduk Field is in the early stage of development, the Karakuduk Field does not currently produce revenues sufficient to meet its cash outflow needs. The development of the Karakuduk Field, through KKM, will require substantial amounts of additional capital. The terms of the KKM revised license require a work plan from the commencement of operations through December 31, 1997, of at least $10,000,000, which has been satisfied. Additional requirements of $34.5 million and $12 million exist for the years ending December 31, 1998 and 1999, respectively.
Without additional funding and significant revenues from oil sales, of which there are no assurances, the Company will not be able to provide sufficient funds to satisfy these requirements and the Company's interest in the Karakuduk Field may be lost.

     The Company received an extension to June 30, 1998, from the Overseas Private Investment Corp. ("OPIC") for political risk insurance. OPIC granted the Company a binding executed letter of commitment on September 25, 1996. The Company has a standby facility for which it has made seven payments of $31,250. The Company expects to execute the contract on or before June 30, 1998.

     The Company has no other material commitments for cash outlay and capital expenditures other than for normal operations.

2.  Results of Operations

     The Company changed to a December 31 year end from the previous November 30 year end, effective in the second quarter of 1997. As a result of this change, quarterly data is as of March 31 for 1998 and as of March 31 for 1997.

     In 1996, the Company accounted for its investment in KKM using pro rata consolidation. In 1997, the Company changed to the equity method in order to reflect the legal ownership right of the other shareholders in KKM. The consolidated financial statements for the quarter ended March 31, 1997 reported herein have been reclassified to reflect the equity method. There was no impact on previously reported earnings.

Three Months Ended March 31, 1998 Compared with the Three Months Ended March 31, 1997

     The Company's operations during the three months ended March 31, 1998, resulted in a net loss of $1,012,000 compared to a net loss of $427,000 for the three months ended March 31, 1997. The increase in net loss is primarily due to $614,000 in stock based compensation paid to officers, directors, employees, and consultants to the Company and KKM.

     Interest income increased by $129,000 from the three months ended March 31, 1997, due to increased financing of 100% of KKM's operations in Kazakhstan. As of December 31, 1997, the Company held a 50% equity interest in KKM.

     General and administrative costs increased by $660,000 from the three months ended March 31, 1997, primarily due to $614,000 in stock based compensation awarded to officers, directors, employees, and consultants to the Company and KKM. Without consideration of the stock based compensation, a non-cash item, general and administrative costs increased by $46,000 due to the Company's management of expanding workover and exploration operations in Kazakhstan. Accordingly, the Company's equity loss in KKM increased by $158,000 from the three months ended March 31, 1997, due to increased operational costs directly related to development of oil and gas properties held by KKM.

     Interest expense decreased by $70,000 from the three months ended March 31, 1997, due to the retirement of all interest-bearing obligations of the Company during 1997. The Company did not have any other debt obligations outstanding as of March 31, 1998.

     The Company recognized a $36,000 extraordinary loss in the three months ended March 31, 1997 from the disposition of the Company's domestic properties. No extraordinary items were recognized by the Company during the three months ended March 31, 1998.

3.  Quantitative and Qualitative Disclosures About Market Risks

     Not Applicable.

                          Part II - Other Information

Item 1 - Changes in Securities

     On January 23, 1998, the Company ratified the grants of options to purchase 257,000 shares of the Company's Common Stock to various employees of, and consultants to, the Company, granted options to purchase 82,500 shares of the Company's Common Stock to various employees of, and consultants to, the Company, granted 90,000 shares of the Company's Common Stock to the directors of the Company and granted 185,000 shares of the Company's Common Stock to various employees of, and consultants to, the Company, of which 30,000 shares will vest with respect to 10,000 shares on each of January 30, 1999, 2000, and 2001. The Company made the grants in reliance upon the exemption from registration under
Section 4(2) of the Securities Act. Such persons had available to them all material information concerning the Company. The options have and the certificates evidencing the shares underlying the options and representing the shares granted bear an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

     On February 26, 1998, the Company granted options to purchase 10,000 shares of the Company's Common Stock to a consultant to the Company. The Company made the grants in reliance upon the exemption from registration under Section 4(2) of the Securities Act. Such person had available to him all material information concerning the Company. The option has and the certificates evidencing the shares underlying the option and representing the shares granted bear an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

Item 2 - Exhibits  and Reports on Form 8-K

(a)  Exhibits

     27    Financial Data Schedule

(b)  Reports on Form 8-K

     On March 18, 1998, the Company filed a current report on Form 8-K reporting under Item 5 thereof the termination of the Subscription Agreement for shares of the Company's Series A, B, and C Preferred Stock and filing under
     Item 7 a copy of the Termination Agreement.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 19, 1997



                              Chaparral Resources, Inc.,
                              a Colorado corporation



                              By:      /s/  Howard Karren
                                       -----------------------------------------
                                       Howard Karren
                                       President and Chief Executive Officer



                              By:      /s/  Arlo G. Sorensen
                                       -----------------------------------------
                                       Arlo G. Sorensen, Chief Financial Officer
                                       And Principal Accounting Officer

                                 Exhibit Index

27       Financial Data Schedule