Form 10-Q
period 1998-06-30
CHAPARRAL RESOURCES INC
filed 1998-08-19
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________.

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

                       YES  |X|                   NO  |_|



     As of August 18, 1998 Registrant had 57,882,123 shares of its $0.10 par value common stock issued and outstanding.


                    Part I - Summarized Financial Information

Item 1 - Financial Statements

                                     Chaparral Resources, Inc.
                                     Consolidated Balance Sheets
                                             (Unaudited)


                                                                     June 30,       December 31,
                                                                      1998               1997
                                                                 -------------------------------
Assets
Current assets:
   Cash and cash equivalents                                     $     46,000       $  3,423,000
   Restricted cash                                                    800,000               --
   Accounts receivable:
      Other                                                            33,000            102,000
   Prepaid expenses                                                    48,000             62,000
                                                                 ------------       ------------
Total current assets                                                  927,000          3,587,000

Notes Receivable                                                      300,000               --
Oil and gas properties and investments - full cost method
     Republic of Kazakhstan (Karakuduk Field)--
       not subject to depletion :                                  25,018,000         19,922,000

Furniture, fixtures and equipment                                      76,000             13,000
Less accumulated depreciation                                          (9,000)            (3,000)
                                                                 ------------       ------------
                                                                       67,000             10,000
                                                                 ------------       ------------

Total assets                                                     $ 26,312,000       $ 23,519,000
                                                                 ============       ============

                              See accompanying notes to financial statements



                                                    Chaparral Resources, Inc.
                                              Consolidated Balance Sheets (continued)
                                                            (Unaudited)


                                                                        June 30,               December 31,
                                                                         1998                    1997
                                                                    ---------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable:
     Trade                                                          $    257,000              $    177,000
   Accrued liabilities                                                   413,000                    54,000
   Notes payable (net of discount)                                       764,000                      --
                                                                    ------------              ------------
Total current liabilities                                              1,434,000                   231,000

Long-term obligations:
   Accrued compensation                                                  210,000                   210,000
Redeemable preferred stock - cumulative, convertible:
   Series A, 50,000 shares issued and outstanding,
   at stated value, includes $5.00 cumulative annual
   dividend, less $500,000 cost of issuance, $5,000,000
   redemption value                                                    4,550,000                 4,500,000

Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares at June 30, 1998 and
     December 31, 1997, of
     $.10 par value; issued and outstanding,
     51,215,456 and 49,720,456 shares at
     June 30, 1998 and December 31, 1997, respectively                 5,121,000                 4,971,000
   Capital in excess of par value                                     33,518,000                30,340,000
   Unearned portion of restricted stock awards                          (161,000)                 (109,000)
   Stock subscription receivable                                      (1,517,000)               (1,770,000)
   Accumulated Deficit                                               (16,843,000)              (14,854,000)
                                                                    ------------              ------------
Total stockholders' equity                                            20,118,000                18,578,000
                                                                    ------------              ------------
Total liabilities and stockholders' equity                          $ 26,312,000              $ 23,519,000
                                                                    ============              ============




                               See accompanying notes to financial statements



                                                     Chaparral Resources, Inc.
                                               Consolidated Statements of Operations
                                                            (Unaudited)



                                                For the Three Months Ended            For the Six Months Ended
                                               June 30,             June 30,          June 30,            June 30,
                                                1998                 1997              1998                1997
                                            -------------------------------------------------------------------------

Revenue:
   Oil and gas sales                        $       --          $       --          $       --          $       --

Costs and expenses:
   Depreciation and depletion                      4,000                --                 6,000               1,000
   General and administrative                    750,000             487,000           1,630,000             742,000
                                            ------------        ------------        ------------        ------------
                                                 754,000             487,000           1,636,000             743,000
                                            ------------        ------------        ------------        ------------

Loss from operations                            (754,000)           (487,000)         (1,636,000)           (743,000)

Other income (expense):
   Interest income                               248,000              88,000             450,000             162,000
   Interest expense                              (63,000)            (60,000)            (63,000)           (130,000)
   Equity in loss from investment               (357,000)           (114,000)           (690,000)           (289,000)
                                            ------------        ------------        ------------        ------------
                                                (172,000)            (86,000)           (303,000)           (257,000)
                                            ------------        ------------        ------------        ------------

Net loss                                    $   (926,000)       $   (573,000)       $ (1,939,000)       $ (1,000,000)
                                            ------------        ------------        ------------        ------------

Basic and diluted earnings per share:
Net loss per share                          $      (.018)       $      (.014)       $      (.038)       $      (.025)
Weighted average number of shares
   Outstanding                                51,192,214          40,948,384          50,546,373          39,311,769




                                        See accompanying notes to financial statements






                                              Chaparral Resources, Inc.
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)


                                                                        For the Six Months Ended
                                                                     June 30,                June 30,
                                                                       1998                    1997
                                                                   ------------------------------------
Cash flows from operating activities
Net loss                                                           $(1,939,000)             $(1,000,000)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
     Equity loss from investment                                       690,000                  289,000
     Depreciation and depletion                                          6,000                    1,000
     Loss on the sale of oil and gas properties                           --                     30,000
     Write-down of oil and gas properties                                 --                      3,000
     Stock issued for services and bonuses                             662,000                     --
     Amortization of note discount                                      56,000                   62,000
     Changes in assets and liabilities:
         Restricted cash                                              (800,000)                    --
         Accounts receivable                                            69,000                  (43,000)
         Prepaid expenses                                               14,000                  (90,000)
         Notes receivable                                             (300,000)                    --
         Accounts payable & accrued  liabilities                       439,000                 (403,000)
                                                                   -----------              -----------
Net cash used in operating activities                               (1,103,000)              (1,151,000)

Cash flows from investing activities
Additions to property and equipment                                    (63,000)                    --
Proceeds from sale of interest in oil & gas properties                    --                    273,000
Investment in and advances to foreign oil and gas
       properties                                                   (5,786,000)              (1,785,000)
                                                                   -----------              -----------
   Net cash used in investing activities                            (5,849,000)              (1,512,000)


Cash flows from financing activities
Proceeds from notes payable                                          1,075,000
Proceeds from warrant exercise                                                                    7,000
Proceeds from sale of stock                                          2,500,000                2,000,000
                                                                   -----------              -----------
Net cash provided by financing
   activities                                                        3,575,000                2,007,000
                                                                   -----------              -----------

Net decrease in cash and
   cash equivalents                                                 (3,377,000)                (656,000)
Cash and cash equivalents at beginning
   of period                                                         3,423,000                  920,000
                                                                   -----------              -----------
Cash and cash equivalents at end of period                         $    46,000              $   264,000
                                                                   ===========              ===========


                                 See accompanying notes to financial statements
                                                        5


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

3. Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 1998, substantially all of the Company's assets are invested in the development of the Karakuduk Field, a shut-in oil field in the central Asian Republic of Kazakhstan, which will require significant additional funding.

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

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

4.  Restricted Cash

     As of June 30, 1998, the Company held $800,000 cash on hand, as collateral for loans made by a financial institution to KKM for the acquisition of tangible equipment used in the Karakuduk Field.

5.  Notes Payable

     On June 4, 1998, the Company borrowed $1,000,000 from two related parties, one of which is a director of the Company. In connection with the debt obligation, on June 4, 1998, the Company issued warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $3.50 per share to the related party creditors. The note was discounted by the fair value of the warrants ($367,000), with the discount being amortized over the life of the note. The Company repaid the entire principal balance of $1,000,000 plus accrued interest on August 5, 1998.

     The fair market value of the warrants was estimated as of June 4, 1998, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.53%, dividend yield of 0%, volatility factors of the expected market price of the Company's common Stock of .593, and a weighted average life expectancy of the warrants of 4.5 years.

     The warrants are further described in Note 6, Common Stock and Related Common Stock Warrants.

6.  Common Stock and Related Common Stock Warrants

     Effective on April 3, 1998, the Company sold 1,250,000 shares of the Company's Common Stock for $2.00 per share for at total of $2,500,000 to a private investor. Allen & Company, Incorporated acted as placement agent in connection with the sale of the 1,250,000 shares. As a result, Allen & Company, Incorporated's warrants to purchase shares of the Company's Common Stock, originally issued as commission in connection with the Preferred Stock sale on November 24, 1997, became exercisable for an additional 100,000 shares of the Company's Common Stock. As of June 30, 1998, warrants to purchase 600,000 shares remain unexercisable and is reflected as a stock subscription receivable in the financial statements.

     In connection with the $1,000,000 loan referred to in Note 5, on June 4, 1998, the Company issued warrants to purchase 1,000,000 shares of the Company's Common Stock to two related parties, one of which is a director of the Company. The warrants are exercisable through November 25, 2002, at an exercise price of $3.50 per share.

     The Company recorded the fair market value of the warrants ($367,000) as a discount of notes payable, amortizable as interest expense over the life of the loan. The fair market value of the warrants was estimated as of June 4, 1998, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.53%, dividend yield of 0%, volatility factors of the expected market price of the Company's common Stock of .593, and a weighted average life expectancy of the warrants of 4.5 years.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


7.  Subsequent Events

     On July 3, 1998, the Company borrowed $975,000 from a financial institution. The note accrues interest at an adjustable prime rate and is payable in quarterly principal installments of $250,000 beginning December 3, 1998, with a final payment of all unpaid principal and interest due on December 3, 1999.

     The $975,000 loan was fully guaranteed with a stand-by letter of credit from an investor in the Company. In return for issuing the loan guarantee, the Company paid the guarantor $10,000 plus related costs, issued warrants to purchase 20,000 shares of the Company's Common Stock at an exercise price of $.01 per share, and granted the guarantor a security interest in the Company's Common Stock of Central Asian Petroleum (Guernsey) (CAP-G).

     In the event of the Company's default on the $975,000 note, the guarantor's security interest in the Company's Common Stock in CAP-G cannot be perfected for at least 30 days after notification of such default. In the event of default, the Company may make full payment of any outstanding principal and interest on the note plus any additional charges incurred by the guarantor to completely remove any security interest held by the guarantor in the Company's investment in CAP-G.

     Effective on July 28 and July 29, 1998, the Company sold 6,666,667 shares of the Company's Common Stock for $1.50 per share for at total of $10,000,002.50 to certain accredited investors. Allen & Company, Incorporated acted as placement agent in connection with the sale of the 6,666,667 shares. As a result, Allen & Company, Incorporated's warrants to purchase 900,000 shares of the Company's Common Stock, originally issued as commission in connection with the Preferred Stock sale on November 24, 1997, became exercisable for an additional 400,000 shares of the Company's Common Stock. The warrants to purchase the additional 400,000 shares of the Company's Common Stock are exercisable through November 25, 2002, at an exercise price of $0.01 per share. Of the total warrants to purchase 900,000 shares of Common Stock issued to Allen & Company, Incorporated on November 24, 1997, warrants to purchase 700,000 shares of the Company's Common Stock are currently exercisable.

     Due to the fact the sales price of the 6,666,667 shares was below a price of $2.00 per share, the Company will be required to issue an additional 416,667 shares to the investor who purchased 1,250,000 shares of the Company's common stock for $2,500,000 in April 1998 in order to satisfy certain price probation agreements the Company has with such investor.

     On August 5, 1998, the Company repaid the $1,000,000 note payable to two related creditors, one of which is a director of the Company, at the note's face value. The Company recorded an extraordinary loss on extinguishment of debt of approximately $235,000.


                                           Karakuduk-Munay Inc
                              Statement of Expenses and Accumulated Deficit
                          For the Six Month Periods Ended June 30, 1998 and 1997
                                         (Amounts in US Dollars)
                                               (Unaudited)

8.  Investments

     The results from operations of the Company's equity-based investment in KKM are summarized below:


                                                   For The Three Months Ended             For The Six Months Ended
                                                   June 30,          June 30,           June 30,           June 30,
                                                     1998              1997              1998               1997
                                                     ----              ----              ----               ----

Management Service Fee                           $  154,000         $   90,000         $  274,000         $  180,000
General and Administrative Expenses                 182,000             53,000            545,000            242,000
Depreciation of Fixed Assets                        150,000               --              150,000               --
Interest Expense                                    230,000             85,000            411,000            155,000
                                                 ----------         ----------         ----------         ----------

Net Loss                                            716,000            228,000          1,380,000            577,000

Accumulated deficit, beginning of period          4,680,000          2,700,000          4,016,000          2,351,000
                                                 ----------         ----------         ----------         ----------

Accumulated deficit, end period                  $5,396,000         $2,928,000         $5,396,000         $2,928,000
                                                 ----------         ----------         ----------         ----------







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

     The Company has previously raised capital to finance a portion of its obligations in connection with the acquisition of its interest in CAP-G and the development of the Karakuduk Field and to satisfy working capital needs in the short term. Since January 1, 1998, the Company raised $12,500,000 through the sale of Common Stock and $2,070,000 through debt obligations. The Company repaid notes payable of $95,000 to Howard Karren on July 30, 1998, and repaid notes payable to two related parties, one of which is a director of the Company, on August 5. 1998 using proceeds raised from the sale of Common Stock.

     As of August 18, 1998, the Company's only debt obligation outstanding was $975,000, borrowed by the Company from a financial institution on July 3, 1998. The note accrues interest at an adjustable prime rate and is payable in quarterly principal installments of $250,000 beginning December 3, 1998, with a final payment of all unpaid principal and interest due on December 3, 1999. The proceeds of the loan were used by the Company for the winterization and refurbishment of a drilling rig to be used by KKM in Kazakhstan, expansion of KKM's existing camp facilities, and partial construction of an 18-mile pipeline between the camp and the existing export pipeline.

     The $975,000 loan was fully guaranteed with a stand-by letter of credit from an investor in the Company. In return for issuing the loan guarantee, the Company paid the guarantor $10,000 plus related costs, issued warrants to purchase 20,000 shares of the Company's Common Stock at an exercise price of $.01 per share, and granted the guarantor a security interest in the Company's Common Stock of CAP-G. There are no other material negative covenants in the loan agreement.

     In the event of the Company's default on the $975,000 note, the guarantor's security interest in the Company's Common Stock in CAP-G cannot be perfected for at least 30 days after notification of such default. In the event of default, the Company may make full payment of any outstanding principal and interest on the note plus any additional charges incurred by the guarantor to completely remove any security interest held by the guarantor in the Company's investment in CAP-G.

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

     As of June 30, 1998, substantially all of the Company's assets are invested in the development of the Karakuduk Field. Since the Karakuduk Field is in the early stage of development, the Karakuduk Field does not currently produce revenues sufficient to meet its cash outflow needs. The development of the Karakuduk Field, through KKM, will require substantial amounts of additional capital. The terms of the KKM revised license require a work plan from the commencement of operations through December 31, 1997, of at least $10,000,000, which has been satisfied. Additional requirements of $34.5 million and $12 million exist for the years ending December 31, 1998 and 1999, respectively. The capital requirements required under the license will be primarilly used to fund KKM's drilling operations for the Karakuduk Field, to build the required Field infrastructure and camp facilities necessary to support drilling and production operations, to construct an 18-mile pipeline between the field and the export pipeline, and to construct a central processing unit (cpu) to process oil production from the Field. Without additional funding and significant revenues from oil sales, of which there are no assurances, the Company will not be able to provide sufficient funds to satisfy these requirements and the Company's interest in the Karakuduk Field may be lost.

     As of August 18, 1998, KKM has not recognized any revenue, although KKM has placed approximately 3,000 tons of oil production into the export pipeline. When KKM has placed oil production of a minimum of 5,000 tons into the pipeline, Munay-Impex, a subsidiary of KazakhOil, is obligated to purchase oil from KKM under an existing one year contract. KKM will record oil revenues when a sale has been completed.

     The Company requested and received an additional extension to September 30, 1998, from the Overseas Private Investment Corp. ("OPIC") for political risk insurance. OPIC granted the Company a binding executed letter of commitment on September 25, 1996. The Company has a standby facility for which it has made eight payments of $31,250. The Company expects to execute the contract on or before September 30, 1998. The Company has no other material commitments for cash outlay and capital expenditures other than for normal operations.

2.  Results of Operations

     In 1996, the Company accounted for its investment in KKM using pro rata consolidation. In 1997, the Company changed to the equity method in order to reflect the legal ownership right of the other shareholders in KKM. The consolidated financial statements for the quarter ended June 30, 1997 reported herein have been reclassified to reflect the equity method. There was no impact on previously reported earnings.

Three Months Ended June 30, 1998 Compared with the Three Months
    Ended June 30, 1997

     The Company's operations during the three months ended June 30, 1998, resulted in a net loss of $926,000 compared to a net loss of $573,000 for the three months ended June 30, 1997.

     Interest income increased by $160,000 from the three months ended June 30, 1997, due to increased financing provided by CAP-6 to KKM for KKM's operations in Kazakhstan.

     General and administrative costs increased by $263,000 during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Without consideration of the stock based compensation, a non-cash item, general and administrative costs increased by $51,000 due to increased overhead incurred by the Company in connection with the expanding workover and exploration operations in Kazakhstan. Also, the Company's equity loss in KKM increased by $243,000 during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, due to increased operational costs directly related to development of oil and gas properties held by KKM.

     Interest expense increased by $3,000 during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, almost entirely due to interest expense from amortization of the discount of notes payable. Without consideration of the discount amortization, the Company's interest expense would have decreased by $53,000 due to the Company's retirement of all interest-bearing obligations during the last six months of 1997 and the fact that the Company did not borrow any additional funds until May 27, 1998. Therefore, the Company's $1,075,000 in outstanding notes payable as of June 30, 1998 had only accrued interest for approximately one month as of June 30, 1998.


Six Months Ended June 30, 1998 Compared with the Six Months Ended June 30, 1997

     The Company's operations during the six months ended June 30, 1998, resulted in a net loss of $1,939,000 compared to a net loss of $1,000,000 for the six months ended June 30, 1997.

     Interest income increased by $288,000 from the six months ended June 30, 1997, due to increased financing provided by CAP-6 to KKM for KKM's operations in Kazakhstan.

     General and administrative costs increased by $888,000 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Without consideration of the stock based compensation, a non-cash item, general and administrative costs increased by $292,000 due to increased overhead incurred by the Company in connection with the expanding workover and exploration operations in Kazakhstan. Also, the Company's equity loss in KKM increased by $401,000 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, due to increased operational costs directly related to development of oil and gas properties held by KKM.

     Interest expense decreased by $67,000 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The Company retired all interest-bearing obligations during the last six months of 1997 and did not borrow any additional funds until May 27, 1998. The Company's outstanding notes payable of $1,075,000 as of June 30, 1998, however, are subject to a $311,000 discount, fully amortizable during the 1998 fiscal year.

3.  Quantitative and Qualitative Disclosures About Market Risks

     Not Applicable.

                           Part II - Other Information

Item 2 - Changes in Securities and Use of Proceeds

     (c) On April 3, 1998, the Company sold 1,250,000 shares of the Company's Common Stock for $2.00 per share for at total of $2,500,000 to a private investor. The Company sold the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investor had available to the investor all material information concerning the Company. The certificate evidencing the shares bears an appropriate restrictive legend under the Securities Act of 1933, as amended. Allen & Company, Incorporated acted as placement agent in connection with the sale of the 1,250,000 shares. As a result, Allen & Company, Incorporated's warrants to purchase 900,000 shares of the Company's Common Stock, originally issued as commission in connection with the Preferred Stock sale on November 24, 1997, became exercisable for an additional 100,000 shares of the Company's Common
Stock. The warrants to purchase the additional 100,000 shares of the Company's Common Stock are exercisable through November 25, 2002, at an exercise price of $0.01 per share.

     During the quarter ended June 30, 1998, the Company granted 5-year options to purchase 56,500 shares of the Company's Common Stock to employees of, and consultants to, the Company. The Company also granted 5,000 shares of the Company's Common Stock to a consultant to the Company. The Company made the grants in reliance upon the exemption from registration under Section 4(2) of the Securities Act. Such persons had available to them all material information concerning the Company. The options will have an appropriate restrictive legend under the Securities Act of 1933, as amended. Due to terminations of employment or consulting relationships, options to purchase 35,000 shares have been cancelled and the 5,000 shares were never issued when vesting provisions of the options and share grant were not satisfied. No underwriter was involved in the transactions.

     In connection with a $1,000,000 loan, on June 4, 1998, the Company granted warrants to purchase 1,000,000 shares of the Company's Common Stock to two related parties, one of which is a director of the Company. The warrants to purchase the additional 1,000,000 shares of the Company's Common Stock are exercisable through November 25, 2002, at an exercise price of $3.50 per share. The Company made the grants in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.. Such persons had available to them all material information concerning the Company. The warrant certificates bear an appropriate restrictive legend under the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

Item 4 - Submission of Matters to a Vote of Security Holders

     On January 26, 1998, the Company held its Annual Meeting of Stockholders. The Company's stockholders elected the following seven persons as directors, each to serve until the next Annual Meeting of Stockholders or until his successor is elected or appointed: Howard Karren, John G. McMillian, J. Michael Muckleroy, Ted E. Collins, Richard Grant, David A. Dahl, and Arlo G. Sorensen. The Company's stockholders also voted to adopt, separately, the Company's 1998 Incentive and Nonstatutory Stock Option Plan and the selection by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ended December 31, 1998.

     The number of shares voted and withheld with respect to each director were as follows:

 Election of Directors                 For               Withheld
 ---------------------                 ---               --------
Howard Karren                       35,330,140            777,183
John G. McMillian                   35,806,190            301,133
J. Michael Muckleroy                35,710,490            396,833
Ted Collins, Jr.                    35,828,730            278,593
Richard L. Grant                    35,827,720            279,603
David A. Dahl                       35,566,880            540,443
Arlo G. Sorensen                    35,548,780            558,543

     The number of shares voted (and broker non votes) with respect to the adoption of the Company's 1998 Incentive and Nonstatutory Stock Option Plan was as follows:

      For            Against           Abstain          Broker Non Votes
      ---            -------           -------          ----------------
  25,445,753        1,209,747          537,967              8,937,056


     The number of shares voted with respect to the approval of Ernst & Young LLP as the Company's independent auditors was as follows:

      For            Against           Abstain
      ---            -------           -------
  35,789,991         187,922           129,410


Item 5 - Other Information

     Effective  June  29,  1998,  the  United  States  Securities  and  Exchange
Commission adopted new rules relating to stockholder proposals which stockholders do not request be included in the Company's proxy statement to be used in connection with the Company's Annual Meeting of Stockholders. Under these new rules, proxies that confer discretionary authority will not be able to be voted on a stockholder proposal to be presented at the Annual Meeting of Stockholders if the stockholder provides the Company with advance written notice of the stockholder proposal on a date in the current year that is at least 45 days prior to the date the prior year's proxy materials were mailed to the Company's stockholders. If a stockholder fails to so notify the Company, proxies that confer discretionary authority will be able to be voted when the proposal is presented at the Annual Meeting of Stockholders.

     In  accordance  with the new  rules,  proxies  which  confer  discretionary authority will be able to be voted on stockholder proposals that the stockholders do not request be included in the Company's proxy statement but plan to present at the Company's next Annual Meeting of Stockholders unless the Company receives notice of the proposals by no later than April 14, 1999.

     On May 27, 1998 and July 1, 1998, the Company borrowed $75,000 and $20,000 from Howard Karren, the Chairman and Chief Executive Officer of the Company, respectively. The notes were payable 180 days after the date of issuance at an interest rate of 7%. The notes were fully repaid by the Company on July 30, 1998.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

         10.1 Subordinated Loan Agreement date as of June 4, 1998 between the Company and Allen & Company, Incorporated

         10.2 Warrants issued to Allen & Company, Incorporated and John G. McMillian

         10.3 Loan agreements between the Company and Howard Karren dated May 27, 1998 and July 1, 1998, respectively

         27       Financial Data Schedule


Reports on Form 8-K

     On April 14, 1998, the Company filed a Current Report on Form 8-K dated April 3, 1998, reporting under Item 5 thereof the sale of 1,250,000 shares of the Company's Common Stock to one investor for a purchase price of $2.00 per share or an aggregate purchase price of $2,500,000 and filing the related Subscription Agreement under Item 7.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            August 18, 1998



                                Chaparral Resources, Inc.,
                                a Colorado corporation



                                By:  /s/  Howard Karren
                                     -----------------------------------------
                                     Howard Karren
                                     President and Chief Executive Officer



                                By:  /s/  Michael B. Young
                                     -----------------------------------------
                                     Michael B. Young, Treasurer and Controller
                                     And Principal Accounting Officer

                                  Exhibit Index

         10.1 Subordinated Loan Agreement date as of June 4, 1998 between the Company and Allen & Company, Incorporated

         10.2 Warrants issued to Allen & Company, Incorporated and John G. McMillian

         10.3 Loan agreements between the Company and Howard Karren dated May 27, 1998 and July 1, 1998, respectively

         27       Financial Data Schedule