Form 10QSB
period 1998-09-30
CHAPARRAL RESOURCES INC
filed 1998-11-19
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

Registrant's telephone number, including area code: (713) 807-7100
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

                            YES  |X|          NO  |_|

     As of November 16, 1998 Registrant had 58,298,790 shares of its $0.10 par value common stock issued and outstanding.

                    Part I - Summarized Financial Information

Item 1 - Financial Statements

                            Chaparral Resources, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                 September 30,     December 31,
                                                     1998               1997
                                                 ------------      ------------
Assets
Current assets:
   Cash and cash equivalents                     $  3,991,000      $  3,423,000
   Restricted cash                                    800,000             --
   Accounts receivable:
      Other                                           249,000           102,000
   Prepaid expenses                                    54,000            62,000
                                                 ------------      ------------
Total current assets                                5,094,000         3,587,000

Notes Receivable                                    1,009,000
Oil and gas properties and investments  -
     full cost method
     Republic of Kazakhstan (Karakuduk Field)--
       not subject to depletion :                  29,111,000        19,922,000

Furniture, fixtures and equipment                      93,000            13,000
Less accumulated depreciation                         (13,000)           (3,000)
                                                 ------------      ------------
                                                       80,000            10,000
                                                 ------------      ------------

Total assets                                     $ 35,294,000      $ 23,519,000
                                                 ============      ============



See accompanying notes to financial statements


                                 Chaparral Resources, Inc.
                          Consolidated Balance Sheets (continued)
                                        (Unaudited)


                                                              September 30,   December 31,
                                                                  1998            1997
                                                              ------------    ------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable:
     Trade                                                    $    345,000    $    177,000
   Accrued liabilities                                             246,000          54,000
   Notes payable (net of discount)                                 932,000           --
                                                              ------------    ------------
Total current liabilities                                        1,523,000         231,000

Long-term obligations:
   Accrued compensation                                            210,000         210,000
Redeemable preferred stock - cumulative, convertible:
   Series A, 50,000 shares issued and outstanding,
   at stated value, includes $5.00 cumulative annual
   dividend, less $500,000 cost of issuance,
   $5,000,000 redemption value                                   4,575,000       4,500,000

Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares at September 30, 1998 and
     December 31, 1997, of
     $.10 par value; issued and outstanding,
     58,298,790 and 49,720,456 shares at
     September 30, 1998 and December 31, 1997, respectively      5,829,000       4,971,000
   Capital in excess of par value                               41,800,000      30,340,000
   Unearned portion of restricted stock awards                    (152,000)       (109,000)
   Stock subscription receivable                                  (506,000)     (1,770,000)
   Accumulated Deficit                                         (17,985,000)    (14,854,000)
                                                              ------------    ------------
Total stockholders' equity                                      28,986,000      18,578,000
                                                              ------------    ------------
Total liabilities and stockholders' equity                    $ 35,294,000    $ 23,519,000
                                                              ============    ============



See accompanying notes to financial statements

                                            3


                                             Chaparral Resources, Inc.
                                       Consolidated Statements of Operations
                                                    (Unaudited)



                                                 For the Three Months Ended              For the Nine Months Ended
                                             September 30,       September 30,       September 30,       September 30,
                                                 1998                 1997               1998                1997
                                             ------------        ------------        ------------        ------------
Revenue:
   Oil and gas sales                         $       --          $       --          $       --          $       --

Costs and expenses:
   Depreciation and depletion                       4,000               3,000              10,000               4,000
   General and administrative                     572,000             298,000           2,203,000           1,040,000
                                             ------------        ------------        ------------        ------------
                                                  576,000             301,000           2,213,000           1,044,000
                                             ------------        ------------        ------------        ------------

Loss from operations                             (576,000)           (301,000)         (2,213,000)         (1,044,000)

Other income (expense):
   Interest income                                355,000             109,000             805,000             271,000
   Interest expense                              (126,000)            (59,000)           (189,000)           (189,000)
   Equity in loss from investment                (534,000)           (231,000)         (1,223,000)           (520,000)
                                             ------------        ------------        ------------        ------------
                                                 (305,000)           (181,000)           (607,000)           (438,000)
                                             ------------        ------------        ------------        ------------

Loss before extraordinary items                  (881,000)           (482,000)         (2,820,000)         (1,482,000)

Extraordinary Gain (Loss)
   Loss on Extinguishment of Debt                (236,000)               --              (236,000)               --

Net loss                                     $ (1,117,000)       $   (482,000)       $ (3,056,000)       $ (1,482,000)
                                             ------------        ------------        ------------        ------------

Basic and diluted earnings per share:
Net loss per share                           $      (.020)       $      (.011)       $      (.058)       $      (.037)

Weighted average number of shares
   Outstanding                                 56,142,992          42,106,477          52,428,894          40,263,263



See accompanying notes to financial statements


                                                   4



                            Chaparral Resources, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                      For the Nine Months Ended
                                                     September 30,   September 30,
                                                         1998            1997
                                                     ------------    ------------
Cash flows from operating activities
Net loss                                             $ (3,056,000)   $ (1,482,000)
Adjustments to reconcile net loss to
   Net cash used in operating
    Activities:
       Equity loss from investment                      1,223,000         520,000
       Depreciation and depletion                          10,000           4,000
       Loss on the sale of oil and gas properties            --            30,000
       Write-down of oil and gas properties                  --             3,000
       Stock issued for services and bonuses              691,000            --
       Amortization of note discount                      145,000          99,000
       Extraordinary loss on estinguishment of debt       236,000            --
       Changes in assets and liabilities:
         Accounts receivable                             (147,000)        (52,000)
         Prepaid expenses                                   8,000        (121,000)
         Notes receivable                              (1,009,000)           --
         Accounts payable & Accrued  liabilities          360,000         100,000
                                                     ------------    ------------
Net cash used in operating activities                  (1,539,000)       (899,000)

Cash flows from investing activities
Additions to property and equipment                       (80,000)         (7,000)
Proceeds from sale of interest in oil & gas                  --           273,000
properties
Investment in and advances to foreign oil and gas
       Properties                                     (10,413,000)     (2,818,000)
                                                     ------------    ------------
   Net cash used in investing activities              (10,493,000)     (2,552,000)

Cash flows from financing activities
Restricted cash                                          (800,000)           --
Payment of notes payable                               (1,095,000)           --
Proceeds from notes payable (net of cash discount)      2,045,000         300,000
Proceeds from warrant exercise                               --             7,000
Proceeds from sale of stock (net)                      12,450,000       2,300,000
                                                     ------------    ------------
Net cash provided by financing
   Activities                                          12,600,000       2,607,000
                                                     ------------    ------------
Net increase/(decrease) in cash and
   Cash equivalents                                       568,000        (844,000)
Cash and cash equivalents at beginning
   of period                                            3,423,000         920,000
                                                     ------------    ------------
Cash and cash equivalents at end of period           $  3,991,000    $     76,000
                                                     ============    ============


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

3. Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 1998, substantially all of the Company's assets are invested in the development of the Karakuduk Field, a shut-in oil field in the central Asian Republic of Kazakhstan, which will require significant additional funding.

     The Company has incurred recurring operating losses and has no operating assets presently generating cash to fund its operating and capital requirements. The Company's current cash reserves and cash flow from operations are not sufficient to meet the capital spending requirements required to develop the Karakuduk Field through fiscal 1998. Should the Company not meet its capital requirements, the Company's rights to the Karakuduk Field can be terminated. There is no assurance that additional financing will be available, or if available, that it will be timely or on terms favorable to the Company. The Company's continued existence as a going concern is dependent upon the success of future operations, which are, in the near term, dependent on the successful financing and development of the Karakuduk Field, of which there is no assurance.

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

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


4. New Accounting Standards

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from the changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not determined what the effect of SFAS No. 133 will be on results of operations and financial position. The Company will adopt this accounting standard as required by January 1, 2000.


5. Restricted Cash

     As of September 30, 1998, the Company held $800,000 cash on hand, as collateral for loans made by a financial institution to KKM for the acquisition of tangible equipment used in the Karakuduk Field.

6.  Notes Receivable

     As of September 30, 1998, the Company has an outstanding note receivable of approximately $1,009,000 from a third-party drilling contractor (Contractor). The note consists of $1,000,000 in cash advances from the Company to the Contractor, plus approximately $9,000 in accrued interest owed to the Company from the Contractor. On April 20, 1998, the Company advanced $300,000 to the Contractor to refurbish and winterize the Contractor's drilling rig under contract with KKM. On July 15, 1998, the Company loaned an additional $100,000 to the Contractor for the same purpose. Both loans were subject to an annual rate of interest equal to the three month London Interbank Offered Rate (LIBOR), as published by the Wall Street Journal, plus 1%. On September 10, 1998, the Company loaned an additional $600,000 to the Contractor, as an advance to complete the refurbishment and acquire spare parts for the rig. The Company combined the $600,000 advance with the prior notes for $100,000 and $300,000, plus accrued interest of $8,768, into a new note dated September 10, 1998.

     Under the terms of the $1,009,000 note, the Contractor will repay the note in twelve monthly payments of approximately $84,000, plus accrued interest, beginning with the earlier of sixty days after the date the drilling rig arrives on location at the Karakuduk Field, or the date the first payment is made by KKM to the drilling contractor for use of the drilling rig. The principal balance of the note accrues interest at a variable rate equal to the three month LIBOR, as published by the Wall Street Journal, plus 1% (approximately 6.4% as of November 18, 1998).

7. Notes Payable

     On July 1, 1998, the Company borrowed $20,000 from Howard Karren, the Chairman and Chief Executive Officer of the Company. The note was payable 180 days after the date of issuance at an interest rate of 7%. On July 30, 1998, the Company repaid two outstanding loans to Howard Karren, totaling $75,000 and $20,000, respectively.

     On July 3, 1998, the Company borrowed $975,000 from the Chase Bank of Texas (Chase). The note accrues interest at an adjustable prime rate, as determined by Chase. As of November 16, 1998, Chase's stated prime rate is 8%. The principal of the loan, plus accrued interest, is payable in 4 installments:
$250,000 on December 3, 1998, March 3, 1999, and June 3, 1999, and a final principal payment of $225,000 on August 31, 1999.

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

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


7.  Notes Payable (continued)

     The Company recorded the fair market value of the warrants (approximately $32,000) plus the related loan costs, as a discount of notes payable. The fair market value of the warrants was determined using the Black-Scholes option pricing model, with the following weighted average assumptions: risk free interest rate 5.53%, dividend yield of 0%, volatility factors of the Company's Common Stock of .644, and a weighted average life expectancy of the warrants of 5 years.

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

     On August 5, 1998, the Company retired two outstanding loans, totaling $1,000,000, from two related parties: Allen & Company, Incorporated ($900,000) and John McMillian, a director of the Company ($100,000). The Company borrowed the $1,000,000 on June 3, 1998, subject to a 7% interest rate. The note was payable in full, plus accrued interest, on the earlier of 180 days from the funding of the loans or upon the Company's receipt of a minimum of $10,000,000 in equity investments. In conjunction with the loans, the Company issued warrants to purchase 1,000,000 shares of the Company's Common Stock, at an exercise price of $3.50 per share. The Company recorded the warrants at their fair market value of $367,000, as a discount of notes payable, amortizable over the life of the loans. On July 27, 1998, the Company received $10,000,000 in equity financing and repaid the loans, recognizing an extraordinary loss on the extinguishment of debt of approximately $236,000.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


8. Common Stock and Related Common Stock Warrants

     As discussed in Notes Payable (7) above, on July 3, 1998, the Company issued warrants to purchase 20,000 shares of the Company's Common Stock at an exercise price of $.01 per share, in exchange for a stand-by letter of credit securing the $975,000 loan to the Company from the Chase Bank of Texas.

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

     Due to the fact the sales price of the 6,666,667 shares was below a price of $2.00 per share, the Company issued an additional 416,667 shares to the investor who purchased 1,250,000 shares of the Company's common stock for $2,500,000 in April 1998 in order to satisfy certain price protection agreements the Company has with such investor.


9. Subsequent Events

     On October 30, 1998, the Company settled the lawsuit filed against the Company and others in the District Court of Harris County, Texas, by Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. on November 14, 1997, for a total of $200,000 and warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.00, exercisable through January 28, 1999. The lawsuit was dismissed with prejudice for all defendants involved. The Company believes the lawsuit was without merit, but a settlement was reached to avoid incurring additional legal costs.

     The Company recorded the fair market value of the warrants (approximately $34,000) using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate 5.53%, dividend yield of 0%, volatility factors of the Company's Common Stock of 1.046, and a weighted average life expectancy of the warrants of .25 years. The lawsuit was previously discussed in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     On October 31, 1998, warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $0.25 expired.



10. Investments

     The results from operations of the Company's equity-based investment in KKM are summarized below:

                                              Karakuduk-Munay Inc
                                 Statement of Expenses and Accumulated Deficit
                          For the Nine Month Period Ended September 30, 1998 and 1997
                                            (Amounts in US Dollars)
                                                  (Unaudited)


                                                   For The Three Months Ended            For The Nine Months Ended
                                                September 30,       September 30,     September 30,      September 30,
                                                    1998                1997              1998               1997
                                                ---------------------------------------------------------------------
Management service fee                           $  152,000         $   90,000         $  427,000         $  270,000
General and administrative expenses                 557,000            269,000          1,100,000            511,000
Depreciation of fixed assets                         75,000               --              225,000               --
Interest expense                                    283,000            104,000            695,000            259,000
                                                 ----------         ----------         ----------         ----------

Net loss                                          1,067,000            463,000          2,447,000          1,040,000

Accumulated deficit, beginning of period          5,396,000          2,928,000          4,016,000          2,351,000
                                                 ----------         ----------         ----------         ----------

                                                 ----------         ----------         ----------         ----------
Accumulated deficit, end period                  $6,463,000         $3,391,000         $6,463,000         $3,391,000
                                                 ----------         ----------         ----------         ----------



                                                      10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


1. Liquidity and Capital Resources

     The only oil and gas interest of the Company at this time is the Company's investment in Karakuduk-Munay, Inc. (KKM), through Central Asian Petroleum (Guernsey) (CAP-G). KKM is a closed joint stock company in Kazakhstan.

     The Company has previously raised capital to finance a portion of its obligations in connection with the acquisition of its interest in CAP-G and the development of the Karakuduk Field and to satisfy working capital needs in the short term. Since January 1, 1998, the Company has raised $12,500,000 through the sale of Common Stock and $2,070,000 through debt obligations. The Company repaid notes payable of $95,000 to Howard Karren on July 30, 1998, and $1,000,000 to two related parties, Allen & Company, Incorporated and John McMillian, a director of the Company, on August 5, 1998, using proceeds raised from the sale of Common Stock. Under the terms of the $1,000,000 note, repayment was required on the earlier of 180 days from the funding of the loans or upon the Company's receipt of a minimum of $10,000,000 in equity financing. In conjunction with the loans, the Company issued warrants to purchase 1,000,000 shares of the Company's Common Stock, at an exercise price of $3.50 per share. The Company recorded the warrants at their fair market value of $367,000, as a discount of notes payable, amortizable over the life of the loans. The Company received $10,000,000 in equity financing on July 27, 1998. Accordingly, the Company repaid the $1,000,000 note, and recognized a $236,000 loss on the early extinguishment of debt.

     On July 3, 1998, the Company borrowed $975,000 from the Chase Bank of Texas (Chase) . The note accrues interest at an adjustable prime rate, as determined by Chase. As of November 16, 1998, Chase's stated prime rate is 8%. The principal of the loan, plus accrued interest, is payable in 4 installments:
$250,000 on December 3, 1998, March 3, 1999, and June 3, 1999, and a final principal payment of $225,000 on August 31, 1999. The proceeds of the loan were used by the Company for the winterization and refurbishment of a drilling rig to be used by KKM in Kazakhstan, expansion of KKM's existing camp facilities, and partial construction of an 18-mile pipeline between the camp and the existing export pipeline.

     The $975,000 loan is fully guaranteed with a stand-by letter of credit from an investor in the Company. In return for issuing the loan guarantee, the Company paid the guarantor $10,000 plus related costs, issued warrants to purchase 20,000 shares of the Company's Common Stock at an exercise price of $.01 per share, and granted the guarantor a security interest in the Company's Common Stock of CAP-G. There are no other material negative covenants in the loan agreement.

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

     The Company is currently seeking to obtain additional capital through debt or equity offerings, encumbering properties, entering into arrangements whereby certain costs of development will be paid by others to earn an interest in the properties, or sale of a portion of the Company's interest in the Karakuduk Field. The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of the oil and gas business is uncertain due, in part, to instability in oil and gas pricing in recent years. The Company's small size and the early stage of development of the Karakuduk Field also increase the difficulty in raising any financing that may be needed in the future. There can be no assurance that the debt or equity financing that might be required to fund the Company's operations and obligations in the future will be available to the Company on economically acceptable terms, if at all. If the Company fails to obtain the additional capital required to develop the Karakuduk Field, the Company's investment in the field most likely will be lost.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and has no operating assets presently generating sufficient cash to fund its operating and capital requirements. The Company current cash reserves and cash flow from operations are not sufficient to meet its capital requirements through fiscal 1998.

     As of September 30, 1998, substantially all of the Company's assets are invested in the development of the Karakuduk Field. Since the Karakuduk Field is in the early stage of development, the Karakuduk Field does not currently produce any revenue. The development of the Karakuduk Field, through KKM, will require substantial amounts of additional capital. The terms of the KKM revised license require a work plan from the commencement of operations through December 31, 1997, of at least $10,000,000, which has been satisfied. Additional requirements of $34.5 million and $12 million exist for the years ending December 31, 1998 and 1999, respectively. The capital requirements required under the license will be primarily used to fund KKM's drilling operations for the Karakuduk Field, to build the required Field infrastructure and camp facilities necessary to support drilling and production operations, to construct an 18-mile pipeline between the field and the export pipeline, and to construct a central processing unit (cpu) to process oil production from the Field.

     The Company will not be able to satisfy the $34.5 million requirement for the year ending December 31, 1998, and has requested that the obligation be deferred until the year ended December 31, 1999. If the deferment is not granted, KKM will not be in compliance with the terms of KKM's License with the Government of Kazakhstan and the License may be terminated by the Government of Kazakhstan. In the event KKM's License to develop the Karakuduk Field is terminated, the Company's interest in the Karakuduk Field may be lost. If the Company receives a deferment of the capital requirement, the Company will require substantial additional funding in order to satisfy the 1999 capital commitment under the License. If the 1999 capital requirement is not satisfied, KKM's License may be terminated and the Company's interest in the Karakuduk Field may be lost.

     As of November 16, 1998, KKM has placed approximately 8,000 tons of production into the export pipeline. KKM has an existing marketing contract with Munay-Impex, a subsidiary of KazakhOil, obligating Munay-Impex to purchase oil from KKM in minimum increments of 5,000 tons. KKM has not sold any of the oil production in the pipeline to Munay-Impex under the existing contract. Instead, KKM is carrying the production as inventory and is attempting to sell the production to the export market outside of the Commonwealth of Independent States, where KKM expects to obtain a higher price per barrel. If KKM cannot complete a sale on the world export market, KKM will sell the current production in inventory to Munay-Impex, in accordance with the existing contract. KKM will record oil revenues when a sale has been completed.

     On September 25, 1998, the Company requested and received an additional extension to December 31, 1998, from the Overseas Private Investment Corp. ("OPIC") for political risk insurance. OPIC originally granted the Company a binding executed letter of commitment on September 25, 1996. The Company has a standby facility for which it has made eight payments of $31,250 plus one additional payment of $15,625. The Company expects to execute the contract on or before December 31, 1998.

     The Company has no other material commitments for cash outlay and capital expenditures other than for normal operations.

2. Results of Operations

     In 1996, the Company accounted for its investment in KKM using pro rata consolidation. In 1997, the Company changed to the equity method in order to reflect the legal ownership right of the other shareholders in KKM. The consolidated financial statements for the quarter ended September 30, 1997 reported herein have been reclassified to reflect the equity method. There was no impact on previously reported earnings.

Three Months Ended September 30, 1998 Compared with the Three Months Ended September 30, 1997

     The Company's operations during the three months ended September 30, 1998, resulted in a net loss of $1,117,000 compared to a net loss of $482,000 for the three months ended September 30, 1997.

     Interest income increased by $246,000 from the three months ended September 30, 1997, due to increased financing provided by CAP-G to KKM for KKM's operations in Kazakhstan. Interest expense increased by $67,000 from the three months ended September 30, 1997, due to increased amortization of discounts on notes payable outstanding during the three months ended September 30, 1998.

     General and administrative costs increased by $274,000 during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, due to expanding workover and exploration operations in Kazakhstan and increased professional fees relating to the lawsuit that was settled on October 30, 1998, and public SEC filings (Registration Statement on Form S-3). Also, the Company's equity loss in KKM increased by $303,000 during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, due to increased operational costs directly related to development of oil and gas properties held by KKM.

     The  Company   recognized  an   extraordinary   loss  of  $236,000  on  the
extinquishment of debt during the three months ended September 30, 1998, from the retirement of two notes totaling $1,000,000.

Nine Months Ended September 30, 1998 Compared with the Nine Months Ended September 30, 1997

     The Company's operations during the nine months ended September 30, 1998, resulted in a net loss of $3,056,000 compared to a net loss of $1,482,000 for the nine months ended September 30, 1997.

     Interest income increased by $534,000 from the nine months ended September 30, 1997, due to increased financing provided by CAP-G to KKM for KKM's operations in Kazakhstan. Interest expense remained unchanged from the nine months ended September 30, 1997.

     General and administrative costs increased by $1,163,000 from the nine months ended September 30, 1997. Without consideration of stock based compensation, a non-cash item, general and administrative costs increased by $472,000 due to expanding workover and exploration operations in Kazakhstan, legal fees associated with the lawsuit that was settled on October 30, 1998, and professional fees relating to the Company's non-routine SEC filings (Registration Statement on Form S-1 and Form S-3). Also, the Company's equity loss in KKM increased by $703,000 from the nine months ended September 30, 1997, due to increased operational costs directly related to development of oil and gas properties held by KKM.

     The  Company   recognized  an   extraordinary   loss  of  $236,000  on  the
extinquishment of debt during the nine months ended September 30, 1998, from the retirement of two notes totaling $1,000,000.

3. Year 2000 Issue

     The Company has assessed the Year 2000 issue and does not expect the Year 2000 problem to have a material impact on the Company's operations. After consulting with major vendors, contractors, and technical field personnel, the Company does not anticipate any material costs to result from Year 2000 problems impacting the Company's operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

     Not Applicable.

     Part II - Other Information


Item 1 - Legal Proceedings

     On October 30, 1998, the Company settled the lawsuit filed against the Company and others in the District Court of Harris County, Texas, by Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. on November 14, 1997, for a total of $200,000 and warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.00, exercisable through January 28, 1999. The lawsuit was dismissed with prejudice for all defendants involved. The Company believes the lawsuit was without merit, but a settlement was reached to avoid incurring additional legal costs.

     The Company recorded the fair market value of the warrants (approximately $34,000) using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate 5.53%, dividend yield of 0%, volatility factors of the Company's Common Stock of 1.046, and a weighted average life expectancy of the warrants of .25 years. The lawsuit was previously discussed in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Item 2 - Changes in Securities and Use of Proceeds

     On July 3, 1998, the Company issued warrants to purchase 20,000 shares of the Company's Common Stock at an exercise price of $.01 per share, in exchange for a stand-by letter of credit securing the $975,000 loan to the Company from the Chase Bank of Texas. The Company issued the warrants in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The guarantor had available all material information concerning the Company. The warrant certificate bears an appropriate restrictive legend under the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

     Effective on July 28 and July 29, 1998, the Company sold 6,666,667 shares of the Company's Common Stock for $1.50 per share for at total of $10,000,002.50 to certain accredited investors. The Company sold the shares in reliance upon the exemption from registration under Sections 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. A Form D was timely filed in connection with the sales. The investors, who all were accredited investors, had available all material information concerning the Company. The certificates bear an appropriate restrictive legend under the Securities Act of 1933, as amended. Allen & Company, Incorporated acted as placement agent in connection with the sale of the 6,666,667 shares. As a result, Allen & Company, Incorporated's warrants to purchase 900,000 shares of the Company's Common Stock, originally issued as commission in connection with the Preferred Stock sale on November 24, 1997, became exercisable for an additional 400,000 shares of the Company's Common Stock. The warrants to purchase the additional 400,000 shares of the Company's Common Stock are exercisable through November 25, 2002, at an exercise price of $0.01 per share. Of the total warrants to purchase 900,000 shares of Common Stock issued to Allen & Company, Incorporated on November 24, 1997, warrants to purchase 700,000 shares of the Company's Common Stock are currently exercisable.

     Due to the fact the sales price of the 6,666,667 shares was below a price of $2.00 per share, the Company issued an additional 416,667 shares to the investor who purchased 1,250,000 shares of the Company's common stock for $2,500,000 in April 1998 in order to satisfy certain price protection agreements the Company has with such investor. The Company does not consider the issuance of 416,667 shares to be a sale.

     During the quarter ended September 30, 1998, the Company granted 5-year options to purchase 110,000 shares of the Company's Common Stock to employees of, and consultants to, the Company. The Company made the grants in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as Amended. Such persons had available to them all material information concerning the Company. The options will have an appropriate restrictive legend under the Securities Act of 1933, as amended.

Item 5 - Other Information

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from the changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not determined what the effect of SFAS No. 133 will be on results of operations and financial position. The Company will adopt this accounting standard as required by January 1, 2000.



Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

       10.1 Credit Support and Pledge Agreement between Whittier Ventures, LLC and Chaparral Resources, Inc. dated July 2, 1998.

       10.2    Warrants issued to Whittier Ventures, LLC

       10.3 Settlement Agreement and Release between Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. and Chaparral Resources, Inc., Howard Karren, Whittier Trust Company, and James A. Jeffs dated October 30, 1998.

       10.4 Warrants issued to Heartland, Inc. of Wichita and Collins & McIlhenny, Inc., as joint tenants, and to Don M. Kennedy.

       10.5 Loan Agreement between Challenger Oil Services, PLC and Chaparral Resources, Inc. dated September 10, 1998.

       10.6    Promissory  Note  between  Challenger  Oil  Services,  PLC   and
               Chaparral Resources, Inc. dated September 10, 1998.

       27      Financial Data Schedule


(b)  Reports on Form 8-K

               None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 16, 1998



                                   Chaparral Resources, Inc.,
                                   a Colorado corporation



                                   By: /s/  Howard Karren
                                      ------------------------------------------
                                      Howard Karren
                                      President and Chief Executive Officer



                                   By: /s/  Michael B. Young
                                      ------------------------------------------
                                      Michael B. Young, Treasurer and Controller
                                      And Principal Accounting Officer

                                  Exhibit Index

      10.1 Credit Support and Pledge Agreement between Whittier Ventures, LLC and Chaparral Resources, Inc. dated July 2, 1998.

      10.2     Warrants issued to Whittier Ventures, LLC

      10.3 Settlement Agreement and Release between Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. and Chaparral Resources, Inc., Howard Karren, Whittier Trust Company, and James A. Jeffs, dated October 30, 1998.

      10.4 Warrants issued to Heartland, Inc. of Wichita and Collins & McIlhenny, Inc., as joint tenants, and to Don M. Kennedy.

      10.5 Loan Agreement between Challenger Oil Services, PLC and Chaparral Resources, Inc. dated September 10, 1998.

      10.6     Promissory  Note  between  Challenger  Oil  Services,  PLC   and
               Chaparral Resources, Inc. dated September 10, 1998.

      27       Financial Data Schedule