Form 10-K
period 1998-12-31
CHAPARRAL RESOURCES INC
filed 1999-04-15
CIK 19252

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number: 0-7261


                            CHAPARRAL RESOURCES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Colorado                                          84-063086
-------------------------------                      ----------------
State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                            2211 Norfolk, Suite 1150
                              Houston, Texas 77098
                     --------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (713) 807-7100

Securities registered pursuant to Section 12(g) of the Act:

                          $0.10 Par Value Common Stock
                          ---------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            YES  |X|                   NO  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of March 31, 1999, the aggregate market value of Registrant's voting stock held by nonaffiliates was $24,311,368.

     As of March 31, 1999, Registrant had 58,588,790, shares of its $0.10 par value common stock issued and outstanding.
                                                                 Total Pages ___
                                                               Exhibit Index ___

                                     PART I

ITEM 1. BUSINESS

Business
--------

     Chaparral Resources, Inc. ("Company"), incorporated under the laws of the state of Colorado in 1972, is an independent oil and gas exploration and production company, based in Houston, Texas. In June 1999, the Company plans to move its corporate offices to Golden, Colorado. The Company currently owns all of the outstanding common stock of Central Asian Petroleum Guernsey Limited ("CAP-G") which has a 50% interest in Karakuduk-Munay, JSC("KKM"). KKM holds 100% of the rights to develop the Karakuduk Field in Kazakhstan.

     The Company's business strategy is to acquire and develop oil and gas projects in emerging markets, specifically targeting fields with previously discovered reserves, which either have never been placed on production or could be materially enhanced with efficient management and technical experience provided by the Company. The Karakuduk Field ("Karakuduk Field" or "Karakuduk Project") described below is the Company's first oil field to be acquired under the Company's new corporate strategy.

     The Company has called for a special meeting of the Company's shareholders to approve proposals for reincorporating the Company from the state of Colorado to the state of Delaware and to effect a reverse stock split in which one new share of the Company's common stock would be exchanged for every 60 shares of common stock presently outstanding. The Company expects the special meeting to occur in late April 1999.

Risks Inherent in Oil and Gas Exploration

     There can be no assurance that the Company will be able to discover, develop and produce sufficient reserves in the Karakuduk Field, or elsewhere. Further, there can be no assurance that the Company will recover the expenses incurred when it explores the Karakuduk Field or that it will achieve profitability. The odds against discovering commercially exploitable oil and gas reserves are always substantial and are increased as a result of the concentration of the Company's activities in areas that have not yet been significantly explored and where political or other unknown developments could adversely affect commercialization. The Company, through KKM, will be required to perform extensive geological and/or seismic surveys on its properties. Depending on the results of the surveys, only subsequent drilling at substantial cost and high risk can determine whether commercial development of the properties is feasible. Oil and gas drilling is frequently marked by unprofitable efforts, including unproductive wells, productive wells which do not produce sufficient amounts of reserves to return a profit, and developed reserves which cannot be marketed. The Company will be subject to all of the risks inherent to drilling for and producing oil and gas. These risks include blowouts, cratering, fires and accidents. Any of the risks could result in the Company being liable for damages from loss of life and property. The Company is not fully insured against these risks. Many of these risks are not insurable.

Risks of Operations in Kazakhstan

     As a result of the Company's interest in KKM and the Karakuduk Field, it will be subject to certain risks inherent in the ownership and development of properties in Kazakhstan. The contracts that the Company has with the government of Kazakhstan may be arbitrarily cancelled or forced into renegotiation. Cancellation or renegotiation will or is likely to adversely affect the Company's ability to profitably extract oil from the Karakuduk Field. The government of Kazakhstan may impose royalty increases, tax increases and retroactive tax claims against the Company. These taxes would adversely affect the Company's ability to profitably extract oil from the Karakuduk Field because of increased expenses. Expropriation, environmental controls, and other laws and regulations may adversely affect the Company's interest in the Karakuduk Project because of increased costs, inaccessibility or delays.

     Due to the fact that the Company only controls a 50% interest in KKM, the Company must seek the approval of KKM's other two shareholders, KazakhOil, which is the national petroleum company for the Republic of Kazakhstan, and a private Kazakhstan joint stock company, before any major actions are taken by KKM. If the Company is unable to obtain the approval of one of KKM's remaining shareholders, the operations of KKM may come to a standstill, which could result in the loss of KKM's rights to explore and develop the Karakuduk Field. There are no practical mechanisms in the agreement with KazakhOil and the joint stock company to resolve any such stalemate.

     The Company's operations and agreements are also governed by the laws of Kazakhstan. The Company may be subject to arbitration in Kazakhstan or to the jurisdiction of the courts in Kazakhstan. The Company may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. The Company may be hindered or prevented from enforcing its rights with respect to a government agency, instrumentality or other government entity of Kazakhstan because such entities may consider themselves immune from the jurisdiction of any court.

     KKM's Kazakhstan license for the Karakuduk Field includes the right to export oil produced and to establish and maintain bank accounts in U.S. dollars or other foreign currency outside of Kazakhstan. The Kazakhstan government's agreement with KKM allows KKM to maintain its books and records in U.S. dollars, but requires local Kazakh taxes be reported in tenge, the local Kazakh currency. KKM's functional currency is the U.S. dollar. Because Kazakh law prohibits the export of tenge, any payment for oil sold in tenge will be used for the payment of local costs and expenses. KKM expects that the majority of the oil it produces will be exported and sold outside of Kazakhstan and that payment will be in U.S. dollars. The U.S. dollars will be deposited in bank accounts established outside of Kazakhstan.

     The Company may encounter unexpected difficulties in conducting foreign operations. Although management of the Company believes that the recent and continuing political, social and economic developments in Kazakhstan have created opportunities for foreign investment, uncertainty exists about the status of Kazakhstan law, the stability of Kazakhstan and the autonomy of the parties involved with the Company in Kazakhstan.

Political Risk Insurance.

     The Company has applied with Overseas Private Investment Corporation ("OPIC") for political risk insurance. OPIC insurance can cover the following political risks:

     o Currency Inconvertibility--deterioration of the investor's ability to convert profits, debt service and other remittances from local currency into U.S. dollars;

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

     The coverage elections for each category of insurance are computed on a ceiling and an active amount. The coverage ceiling represents the maximum insurance available for the insured investment and future earnings under an insurance contract. The premiums for each category are based on a maximum insured amount ("MIA"), a current insured amount ("CIA") and a standby amount. The MIA represents the maximum insurance available for the insured investment under an insurance contract. The CIA represents the insurance actually in force during the contract period. The CIA cannot exceed the book value of the insured assets physically in Kazakhstan. The difference between the CIA and the MIA is the standby amount. There is a charge for standby coverage.

     The Company has applied with OPIC for all four political risk coverages on the Company's investment in the Karakuduk Field. The Investment Committee of OPIC approved the Company's Karakuduk operations for political risk insurance coverage on December 19, 1995. The Company received an executed Letter of Commitment from OPIC on September 25, 1996, binding issuance of Political Risk Insurance for the Karakuduk Project. Currently, the Company has a standby facility for which it has made eight equal payments of $31,250 and two payments of $15,625. The Company expects to execute the actual contract offered to the Company by OPIC on or before June 30, 1999.

     The final terms of the contract must be agreed upon at the time the contract is executed. The CIA will be equal to the book value of the Company's assets physically located in Kazakhstan. The MIA will equal the total coverage available for current and future assets placed in Kazakhstan by the Company. The MIA directly impacts both the premiums and deductible requirements in the contract. Premiums will be paid quarterly. The Company will not know the specific terms of the contract until the MIA required has been firmly established. In the event of a loss, the reimbursement by OPIC to the Company will be limited to the Company's actual loss of physical property in Kazakhstan. The maximum reimbursement cannot exceed 90% of the MIA. The Company has delayed execution of a final OPIC contract until the substantial costs of the premiums are justified by the Company's investment in the Karakuduk Field.

     Under the terms of OPIC's Expropriation and Interference with Operations insurance coverage, the Company must be able to transfer to OPIC the shares of beneficial interests related to the insured investment, free and clear of all encumbrances. There are certain restrictions on the transfer of shares and assignment of the Company's beneficial interests in KKM. At such time as the Company obtains coverage, the Company will seek a waiver of the transfer restrictions from the shareholders of KKM that are not affiliated with the Company. While there is no assurance the waiver will be obtained, the Company does not anticipate significant problems in obtaining the waiver, if required to secure long term financing for the benefit of KKM

Markets

     There is substantial uncertainty as to the future prices the Company could obtain for any oil reserves produced from the Karakuduk Field. It is possible that, under the market conditions prevailing in the future, the production and sale of oil from the Karakuduk Field may not be commercially feasible. The availability of ready markets and the price obtained for oil produced depends upon numerous factors beyond the control of the Company. The current market for oil is characterized by instability, which has caused dramatic declines and increases in world oil prices in recent years. There can be no assurance of any price stability in the current, and future, oil and gas market.

     During 1998, the oil industry experienced major declines in oil prices worldwide. The Commonwealth of Independent States (CIS), and Kazakhstan in particular, were impacted severely, with competition increasing dramatically for limited pipeline capacity required to access the world oil market. Furthermore, instability in the economies of Russia and other CIS countries led to the devaluation of the Ruble and weakening of other regional currencies. Competition to sell oil on the world market, in exchange for more stable, western currencies (i.e. the US dollar), drove oil prices in the CIS down even farther than declines in other markets.

     On March 7, 1998, KKM entered into a contract with the export-import firm of Munay-Impex, a subsidiary of KazakhOil, to export up to 100,000 tons of crude oil produced by KKM to both the CIS and other countries. KKM was to supply crude oil to Munay-Impex in amounts of not less than five to 10 thousand metric tons. Munay-Impex, acting as a broker, would market KKM's crude oil production for sale on either the local or export market. KKM produced a total of 11,103 tons (81,052 barrels) of oil during 1998, which has been stored as inventory in the KazTransOil pipeline. Due to existing market conditions, however, Munay-Impex was unable to find a suitable market to sell KKM's limited crude oil production for an economical return. As a result, KKM did not sell any crude oil in 1998, and allowed the Munay-Impex contract to terminate on December 31, 1998 at the end of the contractual term. During December of 1998 and throughout the first quarter of 1999, KKM continued to attempt to sell it's crude oil production at acceptable economic terms, but was unsuccessful.

     On March 30, 1999, KKM entered into a contract with KazakhOil JSC, a shareholder of KKM, to export up to 19,000 tons of crude oil during April 1999. Under the contract, KazakhOil guaranteed KKM the necessary transit quota to sell to export markets outside of Kazakhstan, via the KazTansOil pipeline. As of March 31, 1999, KKM had approximately 18,000 tons of crude oil production stored in the KazTransOil pipeline, and expects to achieve 19,000 tons of cumulative production in early April 1999. KKM expects to sell the entire 19,000 tons of oil during April, with payment expected in late April or May of 1999.

     KKM anticipates that production facilities required to process and transport larger volumes of expected future production from the Karakduk Field will be completed during 1999. The production facilities currently under construction will initially allow up to 16,000 barrels of oil per day to be transported to the KazTransOil pipeline. Until the production facilities are completed, crude oil production is being placed into storage tanks and then trucked to the pipeline. The number of crude oil trucks operating in the Karakuduk Field has been increased to facilitate 24 hours a day transportation to the pipeline, which allows increased production from existing wells.

     The Company's business is not seasonal, except that severe weather conditions could limit the Company's exploration and drilling activities. However, severe cold weather increases the demand for oil and natural gas, which are used for heating purposes.

See also "Item 2.  Properties - The Karakuduk Field."

Competition

     Foreign oil and gas exploration and the acquisition of producing and undeveloped properties is a highly competitive and speculative business. In seeking suitable opportunities, the Company competes in all areas of the oil and gas industry with a number of other companies, including large multi-national oil and gas companies and other independent operators with greater financial resources and, in some cases, with more experience than the Company. The Company does not hold a significant competitive position in the oil and gas industry. Such competition may adversely affect the Company's ability to market its oil and/or obtain a competitive price for any oil sold. At this time, no prediction can be made as to the effect such competition will ultimately have upon the Company.

     Even considering the recent downturn in the oil and gas industry, the CIS is currently a primary focal point for substantial exploration and development activities. Within Kazakhstan, the Company competes with both major oil and gas companies and independent producers for, among other things, rights to develop available oil and gas properties, access to limited pipeline capacity, procurement of available materials and resources, and hiring qualified international and local personnel.

Regulation

     General. The Company's operations may be subject to regulation by governments or other regulatory bodies governing the area in which the Company's overseas operations are located. Regulations govern such things as drilling permits, production rates, environmental protection and pollution control, royalty rates and taxation rates, among others. These regulations may substantially increase the costs of doing business and sometimes may prevent or delay the starting or continuing of any given exploration or development project. Moreover, regulations are subject to future changes by legislative and administrative action and by judicial decisions, which may adversely affect the petroleum industry in general and the Company in particular. At the present time, it is impossible to predict the effect any current or future proposals or changes in existing laws or regulations will have on the Company's operations. The Company believes that it complies with all applicable legislation and regulations in all material respects.

     KKM is subject to various taxes in Kazakhstan, including, but not limited to, income tax, value added tax (VAT), customs duties, excise taxes, property taxes, payroll taxes, and excess profits tax. Furthermore, payments made by KKM to the Company or its subsidiaries may also be subject to additional withholding tax depending upon the type of payment and the country of incorporation of the recipient of the payment. Without consideration of tax treaty benefits, Kazakhstan requires 15% withholding on payments for dividends and interest to foreign persons. Royalties and services are subject to a 20% withholding rate, as well.

     The Company and all its subsidiaries, other than CAP-G, are incorporated in the United States and enjoy the tax benefits provided by the tax treaty between the United States and Kazakhstan. Under the U.S./Kazakhstan tax treaty currently in effect, withholding rates are substantially reduced. Generally, the tax treaty rates are 5% for dividends paid to 10% or greater shareholders, 10% for interest and royalties, and no withholding on payments for services as long as a permanent residence has not been established by the foreign person.

     CAP-G is incorporated in the Isle of Guernsey, which currently does not have a tax treaty with Kazakhstan. Under KKM's license with Kazakhstan , interest payments made by KKM to CAP-G are not subject to withholding tax. Any dividends paid by KKM to CAP-G, however, are currently subject to a withholding tax rate of 15%. Currently, and for the foreseeable future, the Company does not expect KKM to pay any income tax in Kazakhstan or to declare any dividends for the benefit of its shareholders.

     Environmental. Based upon a study undertaken on behalf of the Company by an unaffiliated party, the Company believes that its business operations presently meet all legally required environmental quality standards. However, compliance with foreign laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the Company, the extent of which the Company is unable to assess. As is the case with other companies engaged in oil and gas exploration, production and refining, the Company faces exposure from potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. Since inception the Company has not made any material capital expenditures for environmental control facilities and has no plans to do so.

     Devaluation of Currency. On April 5, 1999, the government of Kazakhstan, with the approval of the International Monetary Fund, allowed the national currency of Kazakhstan, the tenge, to float freely against the US dollar. Immediately thereafter, the official exchange rate declined from 87.5 tenge to the US dollar to 142 tenge to the US dollar. As of April 12, 1999, the exchange rate was approximately 115 tenge to the US dollar. The devaluation of the tenge significantly decreases the realizable value of tenge monetary assets, but also decreases the financial obligation of tenge denominated liabilities.

     The instability resulting from the tenge devaluation creates uncertainty regarding the future business climate in Kazakhstan and for the Company's investment in KKM. The Company, however, does not expect an material adverse impact to it's operations. The majority of KKM's current assets and current liabilities are denominated in US dollars and are unaffected. While statutory tax reporting is done in tenge, the Kazakh government allows revaluation adjustments to step-up the tax basis in assets to offset the effects of Kazakh deflation. KKM expects to utilize the revaluation adjustments to determine taxable income or loss reported to the Kazakh tax authorities.

     Expected revenue from KKM's pending sale of crude oil is denominated in US dollars, although final settlement is expected in tenge based upon the exchange rate on the date of payment. KKM expects future sales to be both denominated and settled in US dollars.

Employees

     As of March 31,1999, the Company had 8 full-time employees and 1 part-time employee. CAP-G operates through its officers and directors and had no employees. KKM had 161 employees and retains independent contractors on an as needed basis through the Company's wholly owned subsidiary, Road Runner Service Company, Inc.

ITEM 2. PROPERTIES

Properties

The Karakuduk Field

     The Karakuduk Field is located in the Mangistau Region of the Republic of Kazakhstan. KKM's license to develop the Karakuduk Field covers an area of approximately 16,922.5 acres and has been granted to KKM for a period of 25 years. The agreement granting KKM the right to develop the Karakuduk Field was approved by Kazakhstan's Ministry of Energy and Natural Resources on August 30, 1995.

     The Karakuduk Field is geographically located, approximately 227 miles northeast of the regional capital city of Aktau, on the Ust-Yurt Plateau. The closest settlement is the Say-Utes Railway Station approximately 51 miles southeast of the field. The ground elevation varies between 590 and 656 feet above sea level. The region has a dry, continental climate, with fewer than 10 inches of rainfall per year. Mean temperatures range from -25 degrees Fahrenheit in January to 100 degrees Fahrenheit in July. The operating environment is similar to that found in northern Arizona and New Mexico in the United States.

     The Karakuduk structure is an asymmetrical anticline located on the Aristan Uplift in the North Ustyurt Basin. Oil was discovered in the structure in 1972, when Kazakhstan was a republic of the former Soviet Union, from Jurassic age sediments between 8,500 and 10,000 feet. Twenty-two exploratory and development wells were drilled to delineate the field. However, none of the wells were ever placed on production. The productive area of the Karakuduk Field is 11,300 acres, with a minimum of seven separate productive horizons present in the Jurassic formation. Oil has been recovered in tests from seven horizons within the Jurassic formation with flow rates ranging from 3 to 966 barrels per day. The Company estimates that drilling a maximum of 80 additional oil wells and 26 water injection wells may be required to fully develop the field. Peak oil production from the field is expected to occur by 2002, although the time or amount of development or production cannot presently be assured. The planned development program for the Karakuduk Field will include a pressure maintenance operation that the Company believes could result in additional recoverable reserves.

     The ability of the Company to realize the carrying value of its assets is dependent on the Company being able to extract and transport hydrocarbons and finding appropriate markets for their sale. Currently, exports from Kazakhstan are dependent on limited transport routes and, in particular, access to the Russian pipeline system. Domestic markets in Kazakhstan might not permit world market price to be obtained. Management believes, however, over the life of the project, transportation restrictions will be alleviated and adequate prices will be obtained for hydrocarbons produced from the Karakuduk Field, for the Company to fully recover the the carrying value of its assets.

     The Karakuduk Field is approximately 18 miles north of the Mukat-Mangishlak railroad, the Mangishlak-Astrakghan water pipeline, the Beyneu-Uzen high voltage utility lines, and the Uzen-Atrau-Samara oil and gas pipelines. KKM, according to its license agreement with Kazakhstan, has a priority use of the existing pipeline network. In early 1998, KKM entered into a contract with KazTransOil JSC, the state-owned company controlling the Uzen-Atrau-Samara pipeline. The contract grants KKM rights to use the pipeline for transportation of crude oil to local and export markets, subject to transit quota restrictions, and as a temporary storage facility until the produced hydrocarbons are sold by KKM. Currently, KKM is producing oil through field separators, into storage tanks and then into crude oil trucks, for delivery to the pipeline. As of March 31, 1999, KKM had produced approximately 18,000 tons (131,000 barrels) of crude oil, which has been stored in the KazTransOil pipeline.

     On March 30, 1999, KKM entered into a contract with KazakhOil JSC, a shareholder of KKM, to export up to 19,000 tons of crude oil during April 1999. Under the contract, KazakhOil guaranteed KKM the necessary transit quota to sell to export markets outside of Kazakhstan, via the KazTansOil pipeline. KKM expects to achieve 19,000 tons of cumulative production in early April 1999. KKM nominated 13,000 tons for sale in early April, and expects to sell the remaining 6,000 tons of oil in late April, with payment expected in late April or May of 1999. KKM has no other existing contracts for sales of future crude oil production. Although the management of the Company believes long-term sales contracts for KKM's crude oil production will be available in the future, at terms acceptable to KKM, there is no assurance that any such agreements will ever be obtained by KKM.

     Because of uncertainties surrounding the Karakuduk Project, no proved reserves have been attributed to the field as of March 31, 1999. The crude oil production stored in the KazTransOil pipeline throughout 1998 was not considered commercially viable by the Company as of December 31, 1998, primarily due to the depressed crude oil prices during the fall of 1998 and early spring of 1999. The Karakuduk Project will require significant development costs for which the financing is not complete. There can be no assurances that the project will be adequately financed or that the field will be successfully developed.

     On December 31, 1998, the government of Kazakhstan approved KKM's request to amend KKM's license to develop the Karakuduk Field. The license, as amended, requires the KKM to meet expenditure commitments of $16.5 million by December 31, 1998 and $30 million by December 31, 1999. Expenditure commitments through December 31, 1998 exceeded the commitment requirement of $16.5 million by approximately $480,000. The excess is applicable against the expenditure commitment required as of December 31, 1999. As of March 31, 1999, KKM has incurred approximately $3.5 million in expenses against its 1999 expenditure commitment. Should the license terms not be adhered to, the license may be withdrawn by the government of Kazakhstan.

     The Company is responsible for providing 100% of the funding necessary for the development of the Karakuduk Field, which is not provided by third-party sources. KKM plans to meet it's funding requirements through loans from CAP-G to KKM, and through proceeds from the sale of oil extracted by KKM from the Karakuduk Field. As of March 31, 1999, the Company has loaned CAP-G in excess of $25 million to fund KKM's current operations. The Company is attempting to obtain project financing for either CAP G or KKM, which may reduce the amount of loans from the Company to CAP-G.

     KKM first produced crude oil from the Karakuduk Field in December 1997. At present, the oil is transported by truck to the export pipeline at Say-Utes, which is approximately 51 miles from the field. By the end of the second quarter of 1999, it is anticipated that any oil produced will be transported by pipeline from the field to the pipeline terminal to be built at Railroad Station No. 6, which is approximately 18 miles from the Karakuduk Field. During 1998, KKM began construction of an 18-mile pipeline from the field to the the Station No. 6 pipeline terminal, capable of transporting up to 16,000 barrels of oil per day to the KazTransOil pipeline. Once construction is completed on the Station No. 6 terminal, allowing direct access into the export pipeline, KKM plans to complete and bring on-line the 18-mile pipeline.

     Until the pipeline and related production facilities are completed, daily crude oil production is being processed, placed into storage tanks, and then trucked to the Say-Utes pipeline terminal. Production placed into the pipeline is considered inventory of KKM until the production is sold. As of March 31, 1999, KKM had not recognized any revenue from the sale of oil production, but expects to complete a sale during April 1999.

     During 1998, KKM re-entered four of the original twenty-two wells drilled in the Karakuduk Field, establishing production from two wells. KKM plans to complete the other two workover wells in the spring of 1999. KKM began drilling the initial exploratory well No. 101, on February 14, 1999, and reached total depth in early April. KKM plans to complete Well No. 101 during April 1999. If Well No. 101 is successful, KKM expects to bring production on-line in May of 1999. KKM also plans to drill 7 new wells before December 31, 1999, in accordance with KKM's license obligation to the government of Kazakhstan.

     Additional field facilities are either in place or under construction to support the development and production of the wells to be drilled during 1999. KKM has constructed a base camp with living quarters for 150 men, a mini-camp for the drilling contractor and other service company personnel, storage facilities, processing facilities, warehouses, a repair shop, and other related support facilities. KKM has also completed a main road between the KazTransOil pipeline terminal at the Station No. 6 and the field. KKM is also clearing access roads and performing other required site preparation activities for other planned drilling locations.

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

     KKM was re-registered on July 24, 1997, with the government of Kazakhstan. The re-registration was required as a result of new legislation in Kazakhstan. The Company believes that KKM is now in compliance with all Kazakhstan laws and regulations related to the registration requirements relating to legal entities. The current KKM shareholders' include CAP-G, KazakhOil, and a local Kazakhstan joint stock company. KazakhOil JSC, the national petroleum company of the government of Kazakhstan holds a 40% ownership interest in KKM. The private Kazakhstan joint stock company owns the remaining 10%.

     The permits and licenses required to develop the Karakuduk Field have been obtained. However, there is no assurance that any further permits or licenses, if required, will be obtained. Also, because of uncertainties surrounding the project and lack of proven commercial viability of crude oil production extracted during 1998 and early 1999, no proved reserves have been attributed to the Karakuduk Field. The project will require significant development costs for which the financing is not in place. There can be no assurance that the project will be financed or that the Karakuduk Field will be successfully developed. Further, the Company will face all of the risks inherent in attempting to develop an oil and gas property in a foreign country.

     See also Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Reserves. The Company claims no proved reserves as of December 31, 1998.

     As a result of the  Company  recently  reentering  a well in the  Karakuduk
Field and  because of the  Company's  future  drilling  plans for the  Karakuduk
Field, the Company expects to be able to obtain a reserve report for the Karakuduk Field during 1999.

     Since January 1, 1998, the Company has not filed with or included in any reports to any other federal authority or agency any estimates of total, proved net oil or gas reserves.

     Net Quantities of Oil and Gas Produced. The Company's net oil and gas production for each of the last three fiscal years and for the month of December 1996 (all of which prior to 1997 was from properties located in the United States) was as follows:

                         Year ended             Year ended             Month of             Year ended
                     December 31, 1998       December 31, 1997      December 1996        November 30, 1996
                     -----------------       -----------------      -------------        -----------------

Oil (Bbls)                 81,052             Less than 1,000            -0-                   1,737
Gas (Mcf)                   -0-                     -0-                  -0-                  96,906

     KKM did not sell any oil during 1998. Oil production for 1998 represents 100% of KKM's 1998 production, which was placed into the KazTransOil pipeline. While the Company, through CAP-G, owns 50% of KKM, the Company will receive the entire economic benefit from the sale of KKM's initial production. The net proceeds to be received from the sale of KKM's 1998 production will be used to partially repay CAP-G's loan to KKM and to fund KKM's ongoing operations, reducing CAP-G's funding commitment to do the same.

     The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization were as follows:

                                                         Average          Average           Average
    Year Ended        Month of        Year Ended       Sales Price      Sales Price       Production
   December 31,      December,       November 30,       Oil (Bbls)       Gas (Mcf)       Cost Per BOE
   ------------      ---------       ------------       ----------       ---------       ------------

       1998                                                 *                *                 *
       1997                                                 *                *                 *
                        1996                                *                *                 *
                                         1996             $17.53           $1.17             $2.07

     The above table represents activities related only to oil and gas production.

     *The Company did not sell any significant quantities of oil or gas during these periods. KKM did not sell any oil or gas during the years presented.

     Productive Wells and Acreage. As of December 31, 1998, KKM had interests in one productive oil well, one shut-in productive oil well, and no productive gas wells. As of December 31, 1998, the Company had a net 50% beneficial interest in KKM which holds a governmental license to develop the Karakuduk Field, a 16,900 acre oil field in Kazakhstan which was discovered in 1972 with the drilling of 22 exploratory and development wells by the former Soviet Union. None of these wells were produced commercially prior to 1998.

     On December 31, 1997, KKM delivered by truck to the pipeline oil that KKM had recovered from testing Well No. 21, the first well KKM reentered in the Karakuduk Field. Well No. 21 tested on a sustained flow of 526 barrels of oil per day. The well was subsequently shut-in until additional facilities are put in place to process and transport the combined daily production from Well No. 21 and Well No. 10. In February 1998, Well No. 10 was reperforated and produced at a sustained test flow rate of 1,450 barrels of oil per day. Well No. 10 was placed on limited production to fill storage tanks and transport trucks that deliver oil to the export pipeline. In March 1999, KKM acquired additional trucks and personnel to increase the amount of daily production currently deliverable to the pipeline terminal. KKM also has begun preparations to workover Well Nos. 7 and 20 and, if the wells are productive, will place them on production at such time as the field facility construction is completed.

     On February 14 1999, KKM began drilling well No. 101, reaching total depth in early April. The well has not been completed as of the filing date of this report.

         Drilling Activity. During the last two fiscal years ended December 31, 1998, the month of December 1996 and the fiscal year ended November 30, 1996, the Company did not participate in the drilling of any productive exploratory or development wells. The Company did participate in the capital workover of four previous drilled wells, which had never been placed on production.

     Present Activities. As of April 13, 1999, the Company was in the process of drilling Well No. 101, reopening Well No. 21, previously shut-in during 1998, and planning the reentry of Well No. 20. Well No. 10 is currently producing approximately 1,200 barrels of oil per day.

     Offices. On March 1, 1999, the Company announced that it is relocating its principal office from Houston, Texas to Golden, Colorado. On this date, the Company leased office space from a related party, on 1010 Tenth Street, Suite 100, Golden, Colorado 80401. The offices consist of approximately 2,255 square feet and will be leased until August 31, 1999 at an initial rent of approximately $4,000 per month, and on a month to month basis after that. On April 1, 1999, the Company assigned its office space at 2211 Norfolk, Suite 1150, Houston, Texas 77098 to an unaffiliated third party. The Company is currently subleasing the Houston office space on a month by month basis for approximately $5,000 per month. The Company expects the relocation to be completed by the fall of 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings required to be reported hereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the Company's fiscal quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's $0.10 par value common stock is currently traded on the Nasdaq Small-Cap Market (Nasdaq) under the symbol CHAR. The Company has been advised that the Company's common stock is subject to being delisted by Nasdaq as a result of the common stock not meeting the minimum bid price requirements. The Company has scheduled a hearing with Nasdaq for April 30, 1999, to request additional time to satisfy Nasdaq's minimum bid price requirements. Additionaly, the Company has requested a special meeting of the Company's shareholder's in late April, 1999 to approve a reverse stock split in which one new share of the Company's common stock would be exchanged for every 60 shares of common stock presently outstanding.

         As of April 7, 1999, the Company had approximately 2,022 shareholders of record of its $0.10 par value common stock. No dividend has been paid on the Company's common stock, and there are no plans to pay dividends in the foreseeable future.

         The following table shows the range of high, low and closing sales prices for each quarter during the Company's last two calendar years ended December 31, 1998 and December 31, 1997, as reported by the National Association of Securities Dealers, Inc.

                                         Price Range
                                 --------------------------
Fiscal Quarter Ended              High      Low     Closing
--------------------              ----      ---     -------

March 31, 1997                   1 3/16     3/4       7/8
June 30, 1997 *                  1          3/4       13/16
September 30, 1997               1 1/4      11/16     1 5/32
December 31, 1997                3 3/32     1 1/16    2 1/2
March 31, 1998                   2 25/32    2         2 7/16
June 30, 1998                    2 1/2      1 1/2     1 11/16
September 30, 1998               2 1/2      3/4       1 9/32
December 31, 1998                1 3/4      11/32     11/32

* On May 29, 1997, the Company changed its fiscal year end from November 30 to December 31.

     The following is information as to all securities of the Company sold by the Company since October 1, 1998, which were not registered under the Securities Act of 1933, as amended ("Securities Act").

     On October 30, 1998, the Company issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $1.00 per share as part of the settlement for a lawsuit filed against the Company and others in the District Court of Harris County, Texas, by Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. on November 14, 1997. The warrants are exercisable through January 2, 1999. The Company issued the warrants in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The recipients had available all material information concerning the Company. The warrant certificates bear an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

     During the quarter ended December 31, 1998, the Company granted 5-year options to purchase 38,500 shares of the Company's common stock to employees of, and consultants to, the Company. The Company made the grants in reliance upon the exemption from registration under Section 4(2) of the Securities Act. Such persons had available to them all material information concerning the Company. The options will have an appropriate restrictive legend under the Securities Act. No underwriter was involved in the transaction.

     On December 31, 1998, warrants to purchase 80,000 shares of the Company's common stock were exercised, at a price of $0.25 per share, for a total of $20,000.

ITEM 6. SELECTED FINANCIAL DATA

     The following is selected consolidated financial information concerning the Company. This information should be read in conjunction with the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.


                                  As of or for
                                    the Year                                          As of or for the Year Ended
                                     Ended                        Month of      -------------------------------------------
                                  December 31 ,  December 31,     December      November 30,     November 30,   November 30,
                                      1998           1997          1996            1996             1995           1994
                                      ----           ----          ----            ----             ----           ----

Oil and gas sales (1)...........       --             --            --          $  147,000       $ 255,000      $ 374,000
Total revenues..................       --             --            --             147,000         255,000        374,000
Noncash write-down of oil
and gas properties .............       --             --            --             --              619,000        416,000
Net income (loss)...............   (4,266,000)    (2,603,000)    (130,000)     (2,416,000)       (704,000)      (474,000)
Net income (loss) per
  common share..................      (.09)             (.06)        (.00)           (.08)          (0.04)         (0.02)
Working capital.................    (287,000)       3,356,000            *         259,000         366,000        497,000
Total assets....................   34,324,000      23,519,000            *      14,498,000       5,595,000      2,388,000
Long-term obligations and
   redeemable preferred stock       5,060,000       4,710,000            *       1,491,000         461,000
Shareholders' equity............   27,579,000      18,578,000            *      12,114,000       4,920,000      2,035,000

Other Data
----------

Present value of proved reserves       --             --            --             --              427,000      1,084,000
Proved oil reserves (bbls)             --             --            --             --               66,185        111,690
Proved gas reserves (mcf)              --             --            --             --            3,062,417      3,294,730


(1) In 1994, the Company made a strategic decision to pursue international oil and gas projects and, by early 1997, had completely disposed of all domestic oil and gas properties.

*    Not applicable due to one month short period ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     During 1998, the Company raised additional capital to finance CAP-G's obligation for the development of the Karakuduk Field and to satisfy other working capital needs of the Company. Since January 1, 1998, the Company raised $12,500,000 through the sale of common stock and $20,000 through the exercises of common stock warrants. The Company also raised an additional $2,070,000 through various loans to the Company, of which $975,000 was outstanding as of December 31, 1998. The Company's material capital and financing transactions during 1998 were as follows:

     On April 3, 1998, the Company sold 1,250,000 shares of the Company's common stock for $2.00 per share for at total of $2,500,000 to a private investor. Allen & Company, Incorporated acted as placement agent in connection with the sale of the 1,250,000 shares. As a result, Allen & Company, Incorporated's warrants to purchase shares of the Company's common stock, originally issued as a commission in connection with the Redeemable Preferred Stock sale on November 24, 1997, became exercisable for an additional 100,000 shares. The warrants to purchase the additional 100,000 shares of the Company's common stock are exercisable through November 25, 2002, at an exercise price of $0.01 per share.

     On July 28 and July 29, 1998, the Company sold 6,666,667 shares of the Company's common stock for $1.50 per share for at total of $10,000,000 to certain investors. Issuance costs incurred were approximately $50,000 and have been recorded as a reduction to the proceeds received from the sale. Allen & Company, Incorporated acted as placement agent in connection with the sale of the 6,666,667 shares. As a result, Allen & Company, Incorporated's warrants to purchase 900,000 shares of the Company's common stock, originally issued as commission in connection with the Redeemable Preferred Stock sale on November 24, 1997, became exercisable for an additional 400,000 shares of the Company's common stock. The 400,000 warrants are exercisable through November 25, 2002, at an exercise price of $0.01 per share. As of December 31, 1998, 200,000 warrants held by Allen & Company, Incorporated were unexercisable pending the performance of future services.

     Due to the fact, the sales price of the 6,666,667 shares was below a price of $2.00 per share, the Company was required to issue an additional 416,667 shares to the investor who purchased 1,250,000 shares of the Company's common stock for $2,500,000 in April 1998 in order to satisfy certain price protection agreements the Company has with such investor.

     On August 5, 1998, the Company retired two outstanding loans, totaling $1,000,000, from two related parties: Allen & Company, Incorporated ($900,000) and John McMillian, a director and current Chairman and Chief Executive Officer of the Company ($100,000). The Company borrowed the $1,000,000 on June 3, 1998, subject to a 7% interest rate. The note was payable in full, plus accrued interest, on the earlier of 180 days from the funding of the loans or upon the Company's receipt of a minimum of $10,000,000 in equity investments. In conjunction with the loans, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock, at an exercise price of $3.50 per share. The Company recorded the warrants at their fair market value of $367,000, as a discount of notes payable, amortizable over the life of the loans. On July 27, 1998, the Company received $10,000,000 in equity financing and repaid the loans, recognizing an extraordinary loss on the extinguishment of debt of approximately $236,000.

     On July 3, 1998, the Company borrowed $975,000 from the Chase Bank of Texas (Chase). The Company subsequently amended the Chase note on December 3, 1998 and on February 28, 1999. Under the restructured terms of the note dated February 28, 1999, the loan accrues interest at an adjustable prime rate, as determined by Chase. As of December 31, 1998 the stated prime rate was 7.75%. Principal payments in the amount of $250,000, plus accrued interest, are due quarterly, beginning on August 31, 1999.

     The $975,000 loan is fully guaranteed with a stand-by letter of credit from Whittier Ventures, LLC, an investor in the Company. In return for issuing the loan guarantee, the Company paid the guarantor $10,000 plus related costs, issued warrants to purchase 20,000 shares of the Company's common stock, and granted the guarantor a security interest in the Company's common stock of Central Asian Petroleum (Guernsey) (CAP-G).

     In the event of the Company's default on the $975,000 note, the guarantor's security interest in the Company's common stock in CAP-G cannot be perfected for at least 30 days after notification of such default. In the event of default, the Company may make full payment of any outstanding principal and interest on the note plus any additional charges incurred by the guarantor to completely remove any security interest held by the guarantor.

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

     During the first quarter of 1999, the Company borrowed an additional $3,800,000 from related party investors. The notes are repayable in full on August 31, 1999 and accrue interest at an 8% rate. The financing was primarily utilized to fund KKM's operations during the first quarter of 1999.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and has no operating assets presently generating cash to fund its operating and capital requirements. The Company does not anticipate that its current cash reserves and cash flow from operations will be sufficient to meet its capital requirements through fiscal 1999.

     As of December 31, 1998, substantially all of the Company's assets are invested in the development of the Karakuduk Field. The Karakuduk Field has not produced any revenues as of December 31, 1998 and is not expected to produce revenues sufficient to meet KKM's cash needs during 1999. The development of the Karakuduk Field, through KKM, will require substantial amounts of additional capital. KKM's revised license with the government required KKM to expend $10 million as of December 31, 1997 and another $16.5 million as of December 31, 1998. Total expenditure commitments, from the commencement of operations through December 31, 1998, of $26,500,000 have been satisfied by KKM. KKM has an additional expenditure commitment of $30 million for the year ending December 31, 1999, of which KKM has spent approximately $3.5 million as of April 8, 1999.

     The 1999 expenditure commitment is expected to be spent primarily for KKM's drilling operations and completion of the field facilities capable of sustaining expected future production from the Karakuduk Field, along with general overhead expenses. Without additional funding and significant revenues from oil sales, of which there are no assurances, the Company will not be able to provide necessary funds to KKM in order to satisfy these requirements. As a result, the Company's interest in the Karakuduk Field may be lost.

     The Company received an extension to June 30, 1999, from the Overseas Private Investment Corp. ("OPIC") for political risk insurance. OPIC granted the Company a binding executed letter of commitment on September 25, 1996. The Company has a standby facility for which it has made eight payments of $31,250 and another two payments of $15,625. The Company expects to execute the contract on or before June 30, 1999.

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

     The Company has addressed the availability and integrity of financial systems and the reliability of operational systems. The Company has specifically reviewed the status of readiness for the year 2000 for it's management and financial reporting systems in the U.S. and in Kazakhstan, and believes the systems are year 2000 compliant. The Company does not expect to incur any material operating expenses or be required to make significant investment in computer system improvements to become Year 2000 compliant.

     Third party  systems  that expose the Company to risk are  primarily  those surrounding the Company's equity investee, KKM. Management has begun communications with KKM regarding their readiness for the year 2000 and is currently assisting KKM to formalize an evaluation and assessment process.

     KKM has completed a partial assessment and currently believes that the computer systems it has in place are year 2000 compliant. KKM has initiated formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own year 2000 issues. In particular, it is unclear as to the extent the Kazakh government and other organizations who provide significant infrastructure services within the Kazakh Republic have addressed the year 2000 issue. Furthermore, the current crisis in Russia and the CIS could adversely affect the ability of the government and such organizations to fund adequate Year 2000 compliance programs. There is no guarantee that the systems of the government or of other organizations on which the Company and KKM rely will be timely converted and will not have an adverse effect on the Company and its systems.

     The most likely worst case scenario the Company can foresee from a failure of internal or third-party systems would include an inability of vendors to timely deliver required materials, supplies, or services to the Karakuduk Field necessary to conduct drilling or other field operations. In order to mitigate the possibility of timely delivery of critical materials and supplies, KKM can fully stock materials to sustain drilling operations over the transition period from December 1999 through the first quarter of the 2000. At this time, KKM will assess if any critical vendors are having difficulties due to year 2000 issues. KKM has an extensive selection of vendors for all types of materials and service needs. If certain vendors cannot perform on a timely basis, KKM will simply utilize a different service provider.

     Furthermore, a breakdown of the existing KazTransOil pipeline required by KKM to export oil outside of Kazakhstan would seriously delay or even halt KKM's ability to sell oil. KKM management has performed physical inspections of the KazTransOil pipeline and do not foresee any problems with placing production into the pipeline and properly recording the volumes attributable to KKM. There are no assurances, however, that problems will not occur at different points along the pipeline, inside or outside of Kazakhstan, including points of destination for the throughput. Due to the limited transportation options for marketing crude oil within Kazakhstan and the CIS, KKM will not be able to avoid the negative consequences associated with a breakdown in the export pipeline if it should occur. The management of KKM, however, considers this likelihood to be remote.

Results of Operations Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Interest income increased by $763,000 from the year ended December 31, 1997 due to increased financing of 100% of KKM's operations in Kazakhstan. As of December 31, 1998, the Company held a 50% equity interest in KKM.

     General and administrative costs increased by $1,363,000 from the year ended December 31, 1997 due mainly to the Company's increase in compensation expense and legal fees. Compensation expense increased by $992,000, primarily due to stock based compensation granted to directors, employees, and consultants of the Company during 1998 plus amortization of prior year equity based compensation. Furthermore, the Company's cash based compensation increased due to the hiring of additional personnel required for normal business operations. Legal fees increased $125,000, primarily relating to the Heartland lawsuit, which was settled on October 30, 1998. The Company's equity loss in KKM, increased $912,000 from the year ended December 31, 1997. The increase is the result of KKM's increased operational activity in Kazakhstan.

     In 1998, the Company settled a lawsuit filed against the Company on November 14, 1997, for a total of $200,000 and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $1.00, exercisable through January 2, 1999. The warrants were recorded at the fair market value of the warrants (approximately $34,000).

     In 1998, the Company recognized a $236,000 extraordinary loss on the extinguishment of long term debt. The Company has debt obligations of $940,000 outstanding as of December 31, 1998.

     Inflation. The Company cannot control prices in its oil and gas sales and to the extent the Company is unable to pass on increases in operating costs, it may be affected by inflation.


Results of Operations Year Ended December 31, 1997 Compared to Year Ended November 30, 1996

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

     General and administrative costs and interest expense increased by $186,000 and $208,000, respectively, also due to KKM's increased operational activity in Kazakhstan. The Company's equity loss in KKM, however, decreased by $139,000 from the year ended November 30, 1996 due to additional capitalization of costs directly related to development of oil and gas properties held by KKM. The Company recognized a $36,000 economic loss on the disposition of the Company's domestic properties.

     In 1997, the Company recognized a $214,000 extraordinary loss on the extinguishment of long term debt. The Company did not have any other debt obligations outstanding as of December 31, 1997.

     Inflation. The Company cannot control prices in its oil and gas sales and to the extent the Company is unable to pass on increases in operating costs, it may be affected by inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for a list of the Financial Statements and the supplementary financial information included in this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 31, 1999, the following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of shareholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by the Company's Bylaws.




Name of Director or Officer and      Director                                  Principal Occupation
Position in the Company               Since         Age                     During the last Five Years
-----------------------               -----         ---                     --------------------------

John G. McMillian                      1997         72
Chairman                                                    Retired  since  1995.  Chairman,  President  and Chief  Executive
                                                            Officer of Allegheny & Western Energy Corporation, an oil and gas
                                                            company, from 1987 to 1995; founder and former Chairman and Chief
                                                            Executive  Officer  of  Northwest  Energy  Company  and owner and
                                                            Chairman and Chief  Executive  Officer of Burger Boat Company.  A
                                                            director of Marker International and Excalibur Technologies.

Dr. Jack A. Krug                       1999         53
President and Chief
Operating Officer                                           President and Chief Operating Officer of the Company since January
                                                            1999, a director, Vice President, and former owner of Questa
                                                            Engineering, LLC, prior to 1999; First Deputy Project Manager,
                                                            LukOil-AIK, an oil and gas joint venture in Russia, from October
                                                            1994 to December 1998; First Deputy of Zhetaby Quest an oil and gas
                                                            joint venture in the Republic of Kazakhstan, from 1993 to November,
                                                            1994.

David A. Dahl                          1997         37      Secretary of the Company from August 1997 to May 1998;  President of  Whittier  Energy  Company,  an oil  and gas  exploration  and production company,  since 1997;  President of Whittier Ventures,
                                                            LLC,  a private  investment  entity,  since  January  1996;  Vice
                                                            President  of Whittier  Trust  Company  since April  1993;,  Vice
                                                            President of Merus Capital  Management,  an investment firm, from
                                                            1990 to 1993.

Ted Collins, Jr.                       1997         60      President of Collins & Ware,  Inc.,  an  independent  oil and gas company,  since 1988.  President of Enron Oil & Gas Co. from 1982 to 1988;  Executive  Vice  President  and a director  of American
                                                            Quasar Petroleum Co. from 1969 to 1982. Mr. Collins is a director of Hanover Compression Company, Mid Coast Energy Resources,  Inc.
                                                            and Queen Sand Resources, Inc.

Richard L. Grant                       1998         44      President of Cabot LNG Corporation, a natural gas company, since
                                                            September 1998; President of Mountaineer Gas Company, the largest natural gas distribution copany in West Virginia, from 1988 to
                                                            September 1998; Prior thereto, legal counsel with The Cincinnati
                                                            Gas & Electric Company.

James A. Jeffs                         1999         46      Chief  Investment  Officer for the Whittier  Trust  Company since
                                                            1994; A director of M-D International Petroleum, Inc., an oil and gas company,  since 1994;  Senior Vice President of Union Bank of
                                                            Los  Angeles  from 1993 to 1994;  Chief  Investment  Officer  for
                                                            Northern Trust of California,  N.A., from 1991 to 1992; President and Chief Executive Officer of TSA Capital  Management and Senior
                                                            Vice President of Trust Services of America, capital managem
                                                        17


Arlo G. Sorensen                       1996         58      Chief Financial Officer and Principal  Accounting  Officer of the
                                                            Company  from March 1997 to June 1998;  Treasurer  of the Company from February  1997 to February  1998;  Trustee of M.H.  Whittier
                                                            Corporation, a private investment entity, since 1985; Chairman of the Board and a director of Whittier Trust Company since 1988.

Michael B. Young                       N/A          30
Treasurer and Controller                                    Treasurer and Controller and Principal  Accounting Officer of the
                                                            Company  since  February  1998;  Tax Manager in the oil & gas tax practice of Arthur  Andersen LLP, an accounting  firm,  from June
                                                            1991 to February 1998.

Alan D. Berlin                         1997         58
Secretary                                                   A partner of Aitken Irvin Lewin Berlin  Vrooman & Cohn, LLP since
                                                            1995.  Engaged in the private practice of law for over five years prior to joining  Aitken Irvin Lewin  Berlin  Vrooman & Cohn LLP;
                                                            Secretary  of the Company  from  January  1996 to August 1997 and from June 1998 to the  present;  President  of the  International
                                                            Division  of Belco  Petroleum  Corp.  from  1985 to 1987 and held various other  positions with Belco  Petroleum Corp. from 1977 to
                                                            1985; Currently a director of Belco Oil & Gas Corp.


     Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

     In connection with the Company's acquisition of all of the stock of CAP-D in 1995, the former shareholders of CAP-D have certain rights to nominate directors of their choosing for election to the Company's Board of Directors. If by June 30, 2000, the Karakuduk Field obtains 5,000 barrels of oil production per day averaged over any sixty (60) day period, or the Company's beneficial interest in the field is sold or the Company and the former shareholders jointly participate in a new exploratory development project, the former shareholders (one of which is James A. Jeffs) have the right to cause the Company to nominate one additional director at the Company's 2000 year annual meeting of shareholders.

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

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of the Forms 3 and 4 and any amendments thereto furnished to the Company during the Company's fiscal year ended December 31, 1998 and Form 5 and amendments thereto furnished to the Company with respect to such fiscal year, during the Company's fiscal year ended December 31, 1998, no persons who were directors, officers or beneficial owners of more than 10% of the Company's outstanding Common Stock during such fiscal year filed late reports on Form 3, 4, or 5.

ITEM 11. EXECUTIVE COMPENSATION

     In May 1997, the Company changed its fiscal year end from November 30 to December 31. The following table shows all cash compensation paid by the Company for services rendered during the fiscal years ended December 31, 1998 and December 31, 1997, during the month of December 1996 and during the fiscal year ended November 30, 1996 to Howard Karren (there were no executive officers of the Company whose annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1998).

                                            Summary Compensation Table
                                                                                                               Long Term
                                                                                                              Compensation
                                                                                  Annual Compensation            Awards
                                                                                  -------------------            ------

        Name and        Year       Year                      Year
 Principal Position     Ended      Ended                    Ended                                 Other        Securities  All Other
 ------------------    December   December    Month of     November                               Annual      Underlying    Compen-
                          31,        31,      December        30,     Salary($)     Bonus($)   Compensation    Options(#)   tion($)
                          ---        ---      --------     --------- ---------     --------   ------------    ----------   -------

Howard Karren           1998                                           --             --          --              --            --
Chief Executive
Officer
and President from                 1997                                --             --          --            1,025,000       --
January 1997 and
February 1997,                                 1996                    --             --          --              --            --
respectively, to                                             1996      --             --        $175,000(1)       --            --
January 1999                                                 1995      --             --          --              --            --


(1) In connection with Howard Karren becoming a Director and Chairman of the Company, subject to a certain contingency which was satisfied in April 1996, the Company agreed to issue 350,000 shares of the Company's restricted common stock to Howard Karren, a director of the Company, or his designees. The $175,000 represents the market value of the 350,000 shares on April 5, 1996, the date the contingency was satisfied.

     On January 11, 1999, the Company entered into an employment agreement with Dr. Jack A. Krug pursuant to which Dr. Krug was employed as the President and Chief Operating Officer of the Company. The employment agreement has a term of three years and is automatically extended for successive one year terms thereafter unless either the Company or Dr. Krug elects to terminate the agreement. Under the terms of the employment agreement, the Company pays Dr. Krug a salary of $250,000 and has agreed to grant Dr. Krug 200,000 shares of the Company's common stock for each year, up to a maximum of five years, of Dr. Krug's services under the agreement. The first stock grant was made on January 15, 1999. Each subsequent grant is to be made on each subsequent January 15.

                        Option Grants in Last Fiscal Year

     The Company did not grant any options to Howard Karren, the former Chairman and Chief Executive Officer of the Company, during the year ended December 31, 1998.

                          Fiscal Year-End Option Values

     The following table sets forth information concerning unexercised options held by Howard Karren on December 31, 1998:


                                Number of Securities
                               Underlying Unexercised                   Value of Unexercised
                                    Options as of                      In-the-Money Options at
                                December 31, 1998(#)                    December 31, 1998($)
                               ----------------------                  ---------------------
Name                     Exercisable/        Unexercisable           Exercisable/ Unexercisable
----                     ------------        -------------           --------------------------

Howard Karren........    1,025,000               - 0 -                $      -0-       - 0 -



(1) The value was determined by multiplying the number of shares underlying the warrants by the difference between the exercise price and the closing sale price of the Company's common stock on December 31, 1998.

Compensation of Directors

     On July 17, 1997, the shareholders of the Company approved a 1997 Incentive Stock Plan pursuant to which all non-employee directors were to receive an award of 250 shares of common stock of the Company for each meeting of the board of directors attended by such director. The directors have waived their rights to receive shares for the meetings in 1997 and 1998. Also on July 17, 1997, the shareholders approved a 1997 Non-Employee Directors' Stock Option Plan pursuant to which each year each non- employee director was to receive an option to purchase 25,000 shares of common stock of the Company. The only options granted were granted effective July 17, 1997 and relate to a total of 200,000 shares that were exercisable at a price of $0.828125 per share. Both plans were terminated in June 1998.

     On January 23, 1998, the Board of Directors of the Company granted each director of the Company 10,000 shares of the Company's common stock for their service to the Company. There were no other standard or other arrangements for the compensation of the Company's directors in effect for the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of April 7, 1999, the number of shares of the Company's outstanding $0.10 par value common stock beneficially owned by each of the Company's current directors and the Company's executive officers named in Item 11, sets forth the number of shares of the Company's outstanding Common Stock beneficially owned by all of the Company's current directors and executive officers as a group, sets forth the number of shares of the Company's outstanding common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock and sets forth the number of shares of the Company's outstanding common stock owned by Howard Karren. The address for all directors and executive officers of the Company is 2211 Norfolk, Suite 1150, Houston, Texas 77098-4096.

                                                                          Amount and Nature of       Percent of
                                                                               Beneficial              Common
Name of Beneficial Owner                           Position                  Ownership (1)            Stock (1)
------------------------                           --------                  -------------            ---------

Allen & Company Incorporated                          --                      11,222,387 (2)           18.31%
711 Fifth Avenue
New York, New York  10022

Cascade Investment, LLC                               --                      3,333,333                 5.69%
2365 Carillon Point
Kirkland, WA 98033

Whittier Ventures, LLC                                --                      3,373,556 (3)             5.73%
1600 Huntington Drive
South Pasadena, California 91030

Jack A. Krug                            President and Chief Operating         200,000 (4)                 *
                                        Officer

John G. McMillian                       Chairman of the Board,                250,000 (5)                 *
                                        Director, and Chief Executive
                                        Officer

David A. Dahl                           Director                              5,679,803 (6)             8.84%

Ted Collins, Jr.                        Director                              60,000                      *

James Jeffs                             Director                              2,568,247(7)              4.38%

Arlo G. Sorensen                        Director                              96,242 (8)                  *

Richard L. Grant                        Director                                  -0-                     *

Howard Karren                           Former President and Chief            1,195,000 (9)             2.00%
                                        Executive Officer

All Current Directors and Executive                                           8,869,292 (10)           15.03%
Officers as a Group (nine persons)

*    Represents less than 1% of the shares of the Common Stock outstanding.

     (1) Beneficial ownership of the Common Stock has been determined for this purpose in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership within 60 days.

     (2) Includes 2,697,720 shares underlying warrants to purchase shares of Common Stock. The number of warrants reflected includes 225,000 warrants that Allen & Company Incorporated ("ACI") acquired and holds for the benefit of certain of its officers, directors and employees. ACI is a wholly owned subsidiary of Allen Holding Inc. ("AHI"), and, consequently, AHI may be deemed to beneficially own the shares beneficially owned by ACI. Does not include certain shares owned directly by certain officers and stockholders of AHI and ACI with respect to which AHI and ACI disclaim beneficial ownership. Certain officers and stockholders of AHI and ACI may be deemed to beneficially own certain shares of the Common Stock reported to be beneficially owned directly by AHI and ACI.

     (3)  Includes 282,500 shares underlying currently exercisable warrants.

     (4) Does not include 800,000 shares that vest annually at a rate of 200,000 shares on January 15th of each year. If Dr. Krug's employment terminates, the stock award will be prorated as to that year.

     (5) Includes 25,000 shares underlying a currently exercisable option and 25,000 shares underlying a currently exercisable warrant.

     (6) Includes 75,000 shares underlying currently exercisable options owned by Mr. Dahl, 3,373,556 shares beneficially owned by Whittier Ventures LLC, 349,185 shares owned by Whittier Energy Company, 87,500 shares underlying currently exercisable warrants owned by Whittier Energy Company, 1,285,192 shares beneficially owned by Whittier Trust Company, 9,370 shares owned by Whittier Opportunity Fund and 500,000 shares underlying currently exercisable options owned by Whittier Opportunity Fund. Although Mr. Dahl has no pecuniary interest in the shares beneficially owned by Whittier Ventures LLC, Whittier Energy Company, Whittier Trust Company or Whittier Opportunity Fund, as the President of Whittier Ventures LLC and Whittier Energy Company, as the Vice President of Whittier Trust Company, and as a Manager of Whittier Opportunity Fund, Mr. Dahl has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares.

     (7) Includes 349,185 shares owned by Whittier Energy Company, 87,500 shares underlying currently exercisable options owned by Whittier Energy Company, 1,285,192 shares beneficially owned by Whittier Trust Company, 9,370 shares owned by Whittier Opportunity Fund and 500,000 shares underlying currently exercisable options owned by Whittier Opportunity Fund. Although Mr. Jeffs has no pecuniary interest in the shares beneficially owned by Whittier Energy Company, Whittier Trust Company and Whittier Opportunity Fund, as Vice President of Whittier Energy Company, Vice President of Whittier Trust Company and a Manger of Whittier Opportunity Fund, Mr. Jeffs has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares. Does not include 235,000 shares subject to an escrow agreement which provides that such shares will be released to Mr. Jeffs if the Company's oil and gas interests attain specified performance levels.

     (8) Includes 75,000 shares underlying currently exercisable options and 11,242 shares owned by Whittier 1982 Oil Trust for which Mr. Sorensen is the trustee and has voting and investment power over such shares. Mr. Sorensen is a director of Whittier Ventures LLC and Whittier Energy Company. Mr. Sorensen disclaims beneficial ownership of the shares that are owned by Whittier Ventures LLC and Whittier Energy Company.

     (9) Includes 1,025,000 shares underlying currently exercisable options. Mr. Karren is no longer employed by the Company.

     (10) Includes the shares as described in notes (4) through (8) above. Also includes (i) 20,000 shares owned by Michael B. Young, the Treasurer and Controller of the Company, and 70,000 shares underlying presently exercisable options owned by Mr. Young, and (ii) 10,000 shares owned by Mr. Berlin, the Secretary of the Company, and 25,000 shares underlying a presently exercisable option owned by Mr. Berlin. Does not include a grant for 20,000 shares that will vest with respect to 10,000 shares on each of January 30, 2000 and 2001, if Mr. Young is still employed by the Company on those dates. The shares will vest earlier if Mr. Young is terminated without due cause or if the Company is acquired or merges with another entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Aitken Irvin Lewin Berlin Vrooman & Cohn, LLP, a law firm in which Alan D. Berlin, who is currently the Secretary of the Company and who was a director of the Company from March 1997 to May 1998, is a partner, provides legal services to the Company for which the law firm charges the Company an amount not in excess of the law firm's normal billing rates. The total amount of fees that were paid by the Company to the law firm during the Company's year ended December 31, 1998, did not exceed 5% of the law firm's gross revenues for the law firm's last full fiscal year. The Company believes that the fees paid to the law firm were reasonable for the services rendered.

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

     Allen & Company Incorporated ("Allen & Company") acted as placement agent in connection with the sale of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock pursuant to the Agreement. Allen & Company elected to receive its fees in the form of warrants to purchase 900,000 shares of the Company's common stock that were all originally exercisable through November 25, 2002, at an exercise price of $0.01 per share.

     The Company has agreed to allow Allen & Company to retain the warrants to purchase 700,000 shares of the Company's common stock related to the $17,500,000 in funds not received under the original terms of the Agreement, provided Allen & Company raises additional capital for the Company within the two year period ending November 25, 1999. Based on a subsequent agreement, the unearned warrants to purchase 700,000 shares of the Company's Common Stock held by Allen & Company are fully restricted from exercise unless Allen & Company raises additional capital for the Company that is acceptable to the Company's board of directors. For each $25 of additional capital raised, a warrant to purchase one share of common stock will be deemed to be earned. If, before November 25, 1999, Allen & Company fails to raise additional capital for the Company under terms acceptable to the Company, Allen & Company will return the unearned portion of the warrants to the Company. In April 1998, Allen & Company raised an additional $2,500,000 of capital for the Company through the sale by the Company of 1,250,000 shares of the Company's common stock at $2.00 per share. As a result, the warrants became exercisable as to an additional 100,000 shares of the Company's common stock.

     On January 23, 1998, the board of directors of the Company granted each then director of the Company 10,000 shares of the Company's common stock for their service to the Company.

     In connection with his employment, the Company granted Michael B. Young a five year option to purchase 50,000 shares of the Company's common stock at an exercise price of $2.25 per share and granted Mr. Young 40,000 shares of the Company's common stock that, subject to certain conditions, vested 10,000 shares on each of January 30, 1998 and 1999 and will vest 10,000 shares on each of January 30, 2000 and 2001. All unvested shares shall vest immediately if the Company is acquired or merge with another company or if Mr. Young is termination without due cause. The Company also granted Mr. Young an option to purchase 20,000 shares of the Company's common stock at $0.75 per share, which was fully vested as of January 31, 1999.

     On March 10, 1999, Whittier Ventures LLC loaned the Company $500,000. On March 19, 1999, Whittier Ventures LLC loaned the Company an additional $500,000. Both loans bear interest at a rate of 8% per annum and both loans are due and payable on or before August 31, 1999. Both loans are secured by all of the issued and outstanding shares of CAP-G owned by the Company. If the Company issues convertible securities within one year after the date of each respective loan, Whittier Ventures LLC shall have the right to exchange all the outstanding principal and interest due under the loans for such convertible securities. The amount of convertible securities to be issued to Whittier Ventures LLC is determined by dividing the amount of all principal and interest outstanding under the loans into the issue price of the convertible securities.

     On March 31, 1999, the Company issued a promissory note in the amount of $2,769,978.08 to Allen & Company. The new promissory note superseded promissory notes dated January 12, January 19, January 26, February 4, February 11 and February 22, 1999, in the aggregate amount of $1,750,000 which represented loans that Allen & Company had previously made to the Company. The new promissory note to Allen & Company bears interest at a rate of 8% per annum and is due and payable on or before August 31, 1999. The new promissory note is secured by all of the outstanding stock of CAP-G and carries the same exchange privileges as the promissory notes issued to Whittier Ventures LLC.

         On January 4, 1999, Howard Karren, who was then the President and a director of the Company, advanced the Company $50,000. The Company accrues interest on the advance at an 8% annual interest rate.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements.
         ---------------------

   Table of Contents
   Chaparral Resources, Inc.
   Report of Independent Auditors
   Consolidated Balance Sheets--As of December 31, 1998 and December 31, 1997 Consolidated Statements of Operations--Years ended December 31, 1998,
     December 31, 1997, November 30, 1996 and the month ended December 31, 1996 Consolidated Statements of Cash Flows--Years ended December 31, 1998,
     December 31, 1997, November 30, 1996 and the month ended December 31, 1996 Consolidated Statement of Changes in Stockholders' Equity--Year ended
     December 31, 1998, Thirteen months ended December 31, 1997 and the year ended November 30, 1996
   Notes to Consolidated Financial Statements
   Supplemental Information  -  Disclosures About Oil and Gas producing
     Activities - Unaudited

   Karakuduk-Munay, JSC
   Report of Independent Auditors
   Balance Sheets--As of December 31, 1998 and 1997
   Statements of Expenses and  Accumulated  Deficit--Years  ended December
     31, 1998, 1997 and 1996

     Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996 Statements of Shareholders' Deficit
     Notes to the Financial Statements

     (a)(2) Financial Statement Schedules.
            -----------------------------

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (b) Current Reports on Form 8-K:
         ----------------------------

     The Company did not file any Current Reports on Form 8-K during the last fiscal quarter ended December 31, 1998:

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

3.3 Articles of Amendment to the Restated Articles of Incorporation + Amendments dated April 12, 1994, incorporated by reference to
               Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

10.1 Chaparral Resources, Inc. 1989 Stock Warrant Plan effective May 1, 1989, incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

10.2 Warrant Certificate entitling Allen & Company to purchase up to 1,022,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 1, 1996.

Exhibit No.            Description and Method of Filing
-----------            --------------------------------

10.3 Amendments to Chaparral Resources, Inc. Stock Warrant Plan, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.4 Agreement dated August 30, 1995 for Exploration Development and Production of Oil in Karakuduk Oil Field in Mangistan Oblast of the Republic of Kazakhstan between Ministry of Oil and Gas Industries of the Republic of Kazakhstan for and on Behalf of the Government of the Republic of Kazakhstan and Joint Stock Company of Closed Type Karakuduk Munay Joint Venture, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3

10.5 License for the Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.6 Subscription Agreement dated April 22, 1997 between Chaparral Resources, Inc. and Victory Ventures LLC, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.7 Warrant Certificate dated December 31, 1997 entitling Victory Ventures LLC to purchase up to 4,615,385 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.8           Form of Warrant  issued to Black  Diamond  Partners  LP, Clint D.
               Carlson, John A. Schneider, Victory Ventures LLC, Whittier Energy Company and Whittier Ventures LLC in connection with loans made by them to Chaparral Resources, Inc. in November and December 1996 and to Black Diamond Partners LP, Clint D. Carlson, Wittier Energy Company and Whittier Ventures LLC in July 1997 in connection with the same loans, incorporated by reference to
               Exhibit 10.3 to the Company's Quarterly Report on quarter ended June 30, 1997.

10.9 Chaparral Resources, Inc. 1997 Incentive Stock Plan, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.10 Amendment to Common Stock Purchase Warrant dated December 31, 1997 entitling Victory Ventures LLC to purchase up to 4,615,385 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.11 Amendment dated September 11, 1997, to License for Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.12 Warrant Certificate entitling Allen & Company Incorporated to purchase up to 900,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated October 31, 1997.

10.13          Form  of   Subscription   Agreement   dated  November  21,  1997,
               incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K dated October 31, 1997.

10.14          Letter  dated  February  4, 1998,  from the Company to Michael B.
               Young, incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Exhibit No.            Description and Method of Filing
-----------            --------------------------------

10.15 Release and Understanding with H. Guntekin Koksal, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.16 Termination Agreement dated March 6, 1998 with Exeter Finance Group, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.17 Agreement dated March 7, 1998, with Munay-Implex, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.18 Agreement dated March 31, 1998, effective as of November 4, 1997, between the Company and Allen & Company Incorporated, incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.19 Subscription Agreement dated April 1, 1998 between the Company and Network Fund III, Ltd., incorporated by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K dated April 3, 1998.

10.20 Form of Subscription Agreement between the Company and certain investors, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 28, 1998.

10.21 Subordinated Loan Agreement dated as of June 4, 1997 between the Company and Allen & Company, Incorporated, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.22          Warrants  issued  to Allen &  Company,  Incorporated  and John G.
               McMillian, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.23 Loan agreements between the Company and Howard Karren dated May 27, 1998 and July 1, 1998, respectively, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.24          1998 Incentive and Nonstatutory Stock Option Plan

10.25 Amendment to License for the Right to Use the Subsurface in the Republic of Kazakhstan, dated December 31, 1998.

10.26 Credit Support and Pledge Agreement between Whittier Ventures, LLC and Chaparral Resources, Inc. dated July 2, 1998, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.27 Warrants issued to Whittier Ventures, LLC, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.28 Settlement Agreement and Release between Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. and Chaparral Resources, Inc., Howard Karren, Whittier Trust Company and James A. Jeffs dated October 30, 1998, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.29 Warrants issued to Heartland, Inc. of Wichita and Collins & McIlhenny, Inc., as joint tenants and to Don M. Kennedy, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

Exhibit No.            Description and Method of Filing
-----------            --------------------------------

10.30 Loan Agreement between Challenger Oil Services, PLC and Chaparral Resources, Inc. dated September 10, 1998, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.31 Promissory Note between Challenger Oil Services, PLC and Chaparral Resources, Inc. dated September 10, 1998, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.32 International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated April 7, 1998

10.33 Amendment No. 1 to the International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated April 7, 1998

10.34 Amendment No. 2 to the International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated March 17, 1999

10.35 Letter Agreement dated March 17, 1999 between Karakuduk-Munay, JSC and Challenger Oil Services, PLC.

10.36 Letter Agreement and Restated Amendment No. 1 to Loan Agreement and Promissory Note dated March 18, 1999 between Challenger Oil Services, PLC and the Company.

21             Subsidiaries  of the  Registrant,  incorporated  by  reference to
               Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

23.1           Consent of Ernst & Young LLP.

23.2           Consent of Ernst & Young Kazakhstan

27             Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHAPARRAL RESOURCES, INC.,
                                 a Colorado corporation



                                 By  /s/  Dr. Jack a. Krug
                                     -------------------------------------------
                                      Dr. Jack A. Krug
                                      President and Chief Operating Officer




                                 By  /s/  Michael B. Young
                                     -------------------------------------------
                                      Michael B. Young, Treasurer, Controller,
                                      and Principal Accounting Officer


Dated April 14, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                              Name and Title                       Signature


April 14, 1999                    Ted Collins, Jr., Director

April 14, 1999                    David A. Dahl, Director

April 14, 1999                    James A. Jeffs, Director

April 14, 1999                    Richard L. Grant, Director

April 14, 1999                    John G. McMillian, Director

April 14, 1999                    Arlo G. Sorensen Director





April 14, 1999                    *By
                                      Dr. Jack A. Krug, Attorney-in-Fact

                        Consolidated Financial Statements

                            Chaparral Resources, Inc.


                               Years ended December 31, 1998, December 31, 1997,
                            and November 30, 1996 and the One Month Period ended
                          December 31, 1996 with Reports of Independent Auditors

                            Chaparral Resources, Inc.

                        Consolidated Financial Statements








                                    Contents

Chaparral Resources, Inc.

Report of Independent Auditors .............................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets ................................................2
Consolidated Statements of Operations.......................................4
Consolidated Statements of Cash Flows.......................................5
Consolidated Statements of Changes in Stockholders' Equity..................8
Notes to Consolidated Financial Statements..................................9


Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited........................................27

Karakuduk-Munay, JSC

Report of Independent Auditors.............................................33

Audited Financial Statements

Balance Sheets.............................................................34
Statements of Operations...................................................35
Statements of Cash Flows...................................................36
Statements of Shareholders' Deficit........................................37
Notes to Financial Statements..............................................38

                         Report of Independent Auditors


The Board of Directors and Stockholders
Chaparral Resources, Inc.

We have audited the accompanying consolidated balance sheets of Chaparral Resources, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the two years then ended and for the one month period ended December 31, 1996 and the year ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Resources, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the two years then ended and for the one month period ended December 31, 1996 and the year ended November 30, 1996 , in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and has no operating assets which are presently generating cash to fund its operating and capital requirements. The Company requires significant additional financing to meet its financial commitments and requirements through calendar year 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                            ERNST & YOUNG LLP

Houston, Texas
April 8, 1999


                                              CHAPARRAL RESOURCES, INC.

                                             CONSOLIDATED BALANCE SHEETS


                                                                     December 31            December 31
                                                                         1998                   1997
                                                                    -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                         $   121,000             $  3,423,000
   Restricted cash (Note 3)                                              756,000                       --
   Accounts receivable                                                    25,000                  102,000
   Prepaid expenses                                                       76,000                   62,000
   Current portion of note receivable (Note 4)                           420,000                       --
                                                                    -------------------------------------
   Total current assets                                                1,398,000                3,587,000

   Note receivable (Note 4)                                              589,000                       --

   Oil and gas properties and investments - full cost method
       Republic of Kazakhstan (Karakuduk Field)--
       Not subject to depletion (Notes 5 and 6):                      32,261,000               19,922,000

Furniture, fixtures and equipment                                         93,000                   13,000
Less accumulated depreciation                                            (17,000)                  (3,000)
                                                                    -------------------------------------
                                                                          76,000                   10,000
                                                                    -------------------------------------

Total assets                                                        $ 34,324,000            $  23,519,000
                                                                    =====================================

See accompanying notes




                                              CHAPARRAL RESOURCES, INC.

                                              CONSOLIDATED BALANCE SHEETS



                                                                     December 31              December 31
                                                                         1998                    1997
                                                                    -------------------------------------
Liabilities and stockholders' equity Current liabilities:
   Trade accounts payable                                           $    223,000              $   177,000
   Accrued liabilities:
       Accrued compensation                                              418,000                       --
       Accrued other                                                     104,000                   54,000
   Current portion of note payable, net of discount (Note 7)             940,000                       --
                                                                    -------------------------------------
Total current liabilities                                              1,685,000                  231,000

Accrued compensation (Note 13)                                           210,000                  210,000
Redeemable preferred stock (Note 10)- cumulative, convertible,
     Series A, 50,000 issued and outstanding,
     at stated value, $5.00 cumulative annual
     dividend, $5,250,000 redemption value                             4,850,000                4,500,000
Stock Subscription - 0 shares subscribed at December 31, 1998
     175,000 shares subscribed (25,000 Series A; 75,000 Series B;
     75,000 Series C) at December 31, 1997                                    --                       --
Stockholders' equity (Note 8):
   Common  stock -  authorized, 100,000,000  shares at
     December  31,  1998 and  December 31, 1997, of
     $.10 par value; issued and outstanding,
     58,378,790 and 49,720,456 shares at
     December 31, 1998 and December 31, 1997                           5,837,000                4,971,000
   Capital in excess of par value                                     41,774,000               30,340,000
   Unearned portion of restricted stock awards                           (56,000)                (109,000)
   Preferred stock - 1,000,000 shares  authorized,
     225,000 shares  designated of
     Series A, B, and C as per above                                          --                       --
   Stock subscription receivable (Note 10)                              (506,000)              (1,770,000)
   Accumulated deficit                                               (19,470,000)             (14,854,000)
                                                                    -------------------------------------
Total stockholders' equity                                            27,579,000               18,578,000
                                                                    -------------------------------------
Total liabilities and stockholders' equity                          $ 34,324,000             $ 23,519,000
                                                                    =====================================

See accompanying notes.




                                                            3

                                                     CHAPARRAL RESOURCES, INC.

                                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Year Ended         Year Ended        Month Ended        Year Ended
                                                      December 31       December 31        December 31        November 30
                                                         1998              1997               1996               1996
                                                    ---------------------------------------------------------------------
Revenue:
   Oil and gas sales                                $       --         $       --         $       --         $    147,000

Costs and expenses:
   Production costs                                         --                 --                 --               37,000
   Depreciation and depletion                             14,000              7,000               --                3,000
   General and administrative                          3,017,000          1,654,000            118,000          1,468,000
                                                    ---------------------------------------------------------------------
                                                       3,031,000          1,661,000            118,000          1,508,000
                                                    ---------------------------------------------------------------------

Loss from operations                                  (3,031,000)        (1,661,000)          (118,000)        (1,361,000)

Other income (expense):
   Interest income                                     1,184,000            421,000              4,000            154,000
   Interest expense                                     (205,000)          (298,000)           (17,000)           (90,000)
   Equity in loss from investment (Note 5,            (1,744,000)          (832,000)              --             (971,000)
       Note 6, and Note 19)
   Legal settlement (Note 9)                            (234,000)              --                 --                 --
   Other, net                                               --              (19,000)             1,000             89,000
                                                    ---------------------------------------------------------------------
                                                        (999,000)          (728,000)           (12,000)          (818,000)
                                                    ---------------------------------------------------------------------

Loss before extraordinary item                        (4,030,000)        (2,389,000)          (130,000)        (2,179,000)

Extraordinary loss on extinguishment of
     long-term debt                                     (236,000)          (214,000)              --             (237,000)
                                                    ---------------------------------------------------------------------

Net loss                                            $ (4,266,000)      $ (2,603,000)      $   (130,000)      $ (2,416,000)
                                                    =====================================================================

Basic and diluted earnings per share:
Net loss per share before extraordinary item        $       (.08)      $       (.05)      $       --         $       (.07)
Extraordinary loss per share                        $       (.01)      $       (.01)      $       --         $       (.01)
Loss per share                                      $       (.09)      $       (.06)      $       --         $       (.08)
Weighted average number of shares
   outstanding                                        53,908,649         41,561,432         37,526,517         32,081,382


See accompanying notes


                                                                   4

                                                     CHAPARRAL RESOURCES, INC.

                                                CONSOLIDATED STATEMENTS OF CASHFLOWS


                                                             Year ended        Year ended        Month Ended       Year Ended
                                                             December 31       December 31       December 31       November 30
                                                                1998              1997              1996              1996
                                                           ------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                    $(4,266,000)      $(2,603,000)      $  (130,000)      $(2,416,000)
Adjustments to reconcile net loss to
   net cash used in operating
   Activities:
     Equity loss from investment                              1,744,000           832,000              --             971,000
     Depreciation and depletion                                  14,000             7,000              --               4,000
     Loss on the sale of oil and gas properties                    --               3,000            (3,000)             --
     Bad debt expense                                            29,000            37,000              --                --
     Write-down of oil and gas properties                          --              30,000              --                --
     Stock issued for services and bonuses                      600,000            78,000              --                --
     Stock options issued for services and bonuses              113,000           117,000              --                --
     Warrants issued for legal settlement                        34,000              --                --                --
     Amortization of note discount                              154,000           198,000              --                --
     Loss on extinguishment of debt                             236,000           214,000              --             237,000
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                     48,000          (129,000)           51,000            25,000
         Prepaid expenses                                       (14,000)          (59,000)             --              10,000
         Note receivable                                     (1,009,000)             --                --                --
         Other                                                     --              95,000              --                --
       Increase (decrease) in:
         Accounts payable                                        46,000           177,000           (44,000)          108,000
         Accrued liabilities other                               50,000            19,000           (19,000)         (317,000)
         Accrued compensation                                   418,000              --                --             385,000
                                                            -----------------------------------------------------------------

Net cash used in operating activities                       $(1,803,000)      $  (984,000)      $  (145,000)      $  (993,000)





                                                     CHAPARRAL RESOURCES, INC.

                                          CONSOLIDATED STATEMENTS OF CASHFLOWS (CONTINUED)


Cash flows from investing activities
Additions to property and equipment                        $    (80,000)      $     (6,000)      $       --         $       --
Investment in and advances to foreign oil and
   gas properties                                           (14,083,000)        (6,504,000)           (17,000)        (6,936,000)
Proceeds from sale of interest in oil and gas
   properties - domestic                                           --              282,000               --              161,000
Increase in other assets                                           --                 --                 --              (74,000)
                                                           ---------------------------------------------------------------------
   Net cash used in investing activities                    (14,163,000)        (6,228,000)           (17,000)        (6,849,000)

Cash flows from financing activities
Net proceeds from notes payable                            $  2,045,000       $    300,000       $    500,000       $  1,650,000
Restricted cash                                                (756,000)              --                 --                 --
Payable for CAP-G shares                                           --             (744,000)              --                 --
Repayment of note payable                                    (1,095,000)          (450,000)          (200,000)          (750,000)
Proceeds from warrant exercise                                   20,000          3,309,000               --              316,000
Net proceeds from redeemable preferred stock
  issuance                                                         --            5,000,000               --                 --
Net proceeds from private placement                          12,450,000          2,300,000               --            6,907,000
                                                          ----------------------------------------------------------------------
Net cash provided by financing activities                    12,664,000          9,715,000            300,000          8,123,000
                                                          ----------------------------------------------------------------------

Net increase in cash and
   cash equivalents                                          (3,302,000)         2,503,000            138,000            281,000
Cash and cash equivalents at beginning
   of period                                                  3,423,000            920,000            782,000            501,000
                                                           ---------------------------------------------------------------------
Cash and cash equivalents at end of period                 $    121,000       $  3,423,000       $    920,000       $    782,000
                                                           =====================================================================






                                                     CHAPARRAL RESOURCES, INC.

                                          CONSOLIDATED STATEMENTS OF CASHFLOWS (CONTINUED)



Supplemental cash flow disclosure
       Interest paid                                       $   58,000         $   53,000         $   17,000         $   36,000

Supplemental schedule of noncash
   Investing and financing activities
     Common stock issued for acquisition
       of CAP-G                                            $     --           $1,000,000         $     --           $1,833,000
     Accounts payable--CAP-G shares                              --                 --                 --              744,000
     Discount recognized for note issued
       with detachable stock warrants                         146,000             74,250             93,750            290,000
     Warrants issued for common stock in
       conjunction with subscription and
       issuance of preferred stock                               --            2,270,000               --                 --
     Common stock issued for accrued
       compensation                                              --              175,000               --                 --

     Common stock issued upon:
       Conversion of debentures                                  --            1,500,000               --              264,000
       Conversion of accrued interest                            --               50,000               --                 --



See accompanying notes.







                                                     CHAPARRAL RESOURCES, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                            Common Stock        Capital in       Stock       Unearned
                                   --------------------------  Excess of Par  Subscription  Restricted   Accumulated
                                       Shares        Amount        Value       Receivable  Stock Awards    Deficit         Total
                                   -----------------------------------------------------------------------------------------------

Balance at November 30, 1995         20,484,192     2,048,000    12,577,000         --          --       (9,705,000)     4,920,000
Warrants exercised for
   capital stock                        857,325        86,000       230,000         --          --             --          316,000
Conversion of debentures for
   capital stock                        600,000        60,000       204,000         --          --             --          264,000
Investment in affiliate               1,585,000       159,000     1,674,000         --          --             --        1,833,000
Capital stock issued in
   private placement                 14,000,000     1,400,000     5,507,000         --          --             --        6,907,000
Debt issuance costs-stock
   warrants issued                         --            --         290,000         --          --             --          290,000
Net loss                                   --            --            --           --          --       (2,416,000)    (2,416,000)
                                     ---------------------------------------------------------------------------------------------
Balance at November 30, 1996         37,526,517     3,753,000    20,482,000         --          --      (12,121,000)    12,114,000
Warrants exercised for capital
   stock                              5,648,077       564,000     2,745,000         --          --             --        3,309,000
Conversion of debentures for
   capital stock                      2,169,732       216,000     1,333,000         --          --             --        1,549,000
Capital stock issued for services        87,669         9,000        69,000         --          --             --           78,000
Stock options issued for services          --            --         227,000         --      (109,000)          --          118,000
Capital stock issued for accrued
   compensation                         350,000        35,000       140,000         --          --             --          175,000
Capital stock issued for
   investment in affiliate              400,000        40,000       960,000         --          --             --        1,000,000
Capital stock issued in private
   placement                          3,538,461       354,000     1,946,000         --          --             --        2,300,000
Debt issuance costs--stock
   warrants issued                         --            --         168,000         --          --             --          168,000
Preferred stock issuance and
   related common stock warrants           --            --       2,270,000   (1,770,000)       --             --          500,000
Net loss                                   --            --            --           --          --       (2,733,000)    (2,733,000)
                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 1997         49,720,456     4,971,000    30,340,000   (1,770,000)   (109,000)   (14,854,000)    18,578,000
Warrants exercised for capital
   stock                                 80,000         8,000        12,000         --          --             --           20,000
Conversion of debentures for
   capital stock                           --            --            --           --          --             --             --
Capital stock issued for services       245,000        25,000       620,000         --       (45,000)          --          600,000
Stock options issued for services          --            --          34,000         --       (34,000)          --             --
Stock options expired                      --            --         (19,000)        --        17,000           --           (2,000)
Amortization of restricted stock
   awards                                  --            --            --           --       115,000           --          115,000
Capital stock issued in private
   placement                          8,333,334       833,000    11,617,000         --          --             --       12,450,000
Legal Settlement
   warrants issued                         --            --          34,000         --          --             --           34,000
Debt issuance costs-stock
   warrants issued                         --            --         400,000         --          --             --          400,000
Preferred stock issuance and
   related common stock warrants           --            --      (1,264,000)   1,264,000        --             --             --
Cumulative dividend Series A
   Redeemable Preferred Stock              --            --            --           --          --         (250,000)      (250,000)
Discount accretion on redeemable
   preferred stock                         --            --            --           --          --         (100,000)      (100,000)
Net loss                                   --            --            --           --          --       (4,266,000)    (4,266,000)
                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 1998         58,378,790     5,837,000    41,774,000     (506,000)    (56,000)   (19,470,000)    27,579,000
                                     =============================================================================================
See accompanying notes


                                                                8

                           CHAPARRAL RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Summary of Significant Accounting Policies and Organization

Organization, Principles of Consolidation, and Basis of Presentation

Chaparral Resources, Inc. was incorporated in the state of Colorado on January 13, 1972, principally to engage in the exploration, development and production of oil and gas properties. During 1998, Chaparral Resources, Inc. focused substantially all of its efforts on the exploration and development of the Karakuduk Field, located in the central Asian Republic of Kazakhstan.

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

In  order  to  unite  the  reporting  period  of the  Company  with  that of its subsidiaries, the fiscal year of the Company was changed to a December 31 year-end from the previous November 30 year end. This change took effect on May 29, 1997. As a result of this change, a statement of operations and cash flows for the year ended November 30, 1996 and the month ended December 31, 1996, are presented.

In 1995, the Company's ownership in CAP-G increased from 25% to 45%. The Company acquired an additional 45% interest in CAP-G in 1996. In 1997, the Company concluded the acquisition of the remaining 10% minority interest in CAP-G, increasing its total ownership to 100%.

CAP-G owns a 50% interest in Karakuduk-Munay, JSC. ("KKM"), a Kazakhstan joint stock company, which is a participant in an agreement for the exploration, development and production of oil in the Karakuduk Field. The Company shares control of KKM through participation on the Board and accordingly accounts for its investment using the equity method.

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

                           CHAPARRAL RESOURCES, INC.

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

Revenue Recognition

Revenues and their related costs are recognized upon delivery of commercial quantities of oil and gas production, in accordance with the accrual method of accounting. Losses, if any, are provided for in the period in which the loss is determined to occur.

Depreciation of Other Property and Equipment

Furniture, fixtures and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives, which range from three to ten years.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which require that taxes be provided on the liability method based upon the tax rate at which items of income and expense are expected to be settled in the Company's tax return.

Loss Per Common Share

Basic loss per common share is calculated by dividing net loss, after deducting preferred stock dividends, by the aggregate of the weighted average shares outstanding during the period. Diluted loss per common share considers the dilutive effect of the average number of common stock equivalents that are outstanding during the period.

                            CHAPARRAL RESOURCES, INC.

Loss Per Common Share (Continued)

Diluted loss per share is not presented because the exercise of 3,483,500 stock options and 4,554,500 warrants are antidilutive. In addition, the effect of the conversion of the convertible preferred stock into 2,335,178 shares of common stock is also antidilutive.

The following table sets forth the computation of the numerator for purposes of determining basic and diluted loss per share.

                                                      Year ended         Year ended        Month Ended        Year Ended
                                                      December 31        December 31        December 31       November 30
                                                         1998               1997               1996               1996
                                                      -------------------------------------------------------------------
Loss before extraordinary item                       ($4,030,000)       ($2,389,000)       ($  130,000)       ($2,179,000)
Cumulative annual dividend
   Series A Redeemable Preferred Stock                  (250,000)              --                 --                 --
Discount accretion
   Series A Redeemable Preferred Stock                  (100,000)              --                 --                 --
                                                     --------------------------------------------------------------------
Numerator for basic and diluted loss per share       ($4,380,000)       ($2,389,000)       ($  130,000)       ($2,179,000)
                                                     ===========        ===========        ===========        ===========



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

New Accounting Standards

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company adopted SFAS 132 during 1998. The impact of SFAS 132 on the Company's reporting of pension and other post retirement benefits is not material.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement is effective for years beginning after June 15, 1999. As of December 31, 1998, the Company has not adopted SFAS 133. The Company is evaluating SFAS 133 and intends to adopt the statement no later than January 1, 2000. The impact of SFAS 133 on the Company's financial position and results of operations is not expected to be material.

Fair Value of Financial Instruments

All of the Company's financial instruments, including cash and cash equivalents, trade receivables, notes receivable, and notes payable, have fair values which approximate their recorded values as they are either short-term in nature or carry interest rates which approximate market rates.

                            CHAPARRAL RESOURCES, INC.

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

2. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 1998, substantially all of the Company's assets are invested in the development of the Karakuduk Field, a shut-in oil field in the central Asian Republic of Kazakhstan, which will require significant additional funding.

The Company has incurred recurring operating losses and has no operating assets presently generating cash to fund its operating and capital requirements. The Company's current cash reserves and cash flow from operations will not be sufficient to meet the expenditure requirements required of KKM by its operating license through 1999. Should the Company not meet its expenditure requirements under the license agreement to develop the Karakuduk Field, the Company's rights under the agreement can be terminated (see Note 15). The Company believes that additional financing will be available; however, there is no assurance that additional financing will be available, or if available, that it is timely or on terms favorable to the Company. The Company's continued existence as a going concern is dependent upon the success of future KKM operations, which are, in the near term, dependent on the successful financing and development of the Karakuduk Field, of which there is no assurance.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3. Restricted Cash

As of December 31, 1998, the Company held $756,000 cash on hand, as collateral for loans made by a financial institution to KKM for the acquisition of tangible equipment used in the Karakuduk Field.

                            CHAPARRAL RESOURCES, INC.

4. Notes Receivable

As of December 31, 1998, the Company has an outstanding $1,009,000 note receivable, dated September 10, 1998, from a third-party drilling contractor (Contractor). The note consists of $1,000,000 in cash advances from the Company, plus accrued interest, used by the Contractor to ready a drilling rig for use in Kazakhstan.

Under the original terms of the note, the principal balance was to be repaid in twelve monthly payments of approximately $84,000, plus accrued interest, beginning on the date the first payment is made to the Contractor by KKM for use of the drilling rig.

On March 17, 1999, the Company amended the terms of the note to extend the repayment period from twelve to twenty four months, beginning with the first payment to the Contractor for services provided to KKM. The Company will receive principal payments of approximately $42,000 per month, plus accrued interest, through February 2001. As of December 31, 1998, the Company recorded $420,000 as the current portion of note receivable, reflecting management's estimated repayment to be received during 1999.

5. Acquisition of CAP-G

As of December 31, 1998, the Company owns 100% of the outstanding common stock of CAP-G. This wholly-owned subsidiary was acquired on a step basis. The Company acquired 45% of the outstanding stock of CAP-G prior to December 1, 1995. In January and February 1996, the Company entered into agreements to acquire, for a total of $5,850,000 cash and 1,785,000 shares of the Company's restricted common stock, the remaining 55% of the outstanding stock of CAP-G.

The Company consummated the purchase of 25% of the outstanding stock of CAP-G in April 1996 by paying $2,000,000 in cash and issuing 685,000 shares of the Company's common stock. The Company acquired an additional 5% of the outstanding common stock of CAP-G in April 1996 for $250,000 cash.

To acquire an additional 15% of the outstanding common stock of CAP-G, the Company agreed to pay $1,975,000 in cash and issue 900,000 shares of the Company's common stock. This purchase was consummated on March 11, 1996, when the Company paid $750,000 in cash and issued 900,000 shares of the Company's common stock. The remaining cash balance of $1,225,000 for the purchase was to be paid in four quarterly equal payments of $306,250 between June 11, 1996 and March 11, 1997. The first payment of $306,250 was paid in June 1996 and an additional $175,000 was paid in September 1996. The agreement was subsequently revised so that the Company paid $200,000 in December 1996 and the remaining balance of $543,750 in a series of payments in 1997.

Finally, in 1997 the Company exercised an option to acquire the remaining 10% of the outstanding common stock of CAP-G. The Company paid $1,625,000 (which includes $800,000 of loans the Company previously made to GAP-G on behalf of the prior owner of the 10% interest) and issued 400,000 shares of common stock, which includes an additional 200,000 shares above the original agreed amount.

On September 17, 1997, the Company granted an option to an investor entitling the investor to acquire 5% of the issued and outstanding shares of CAP-G on or before October 31, 1997. Upon the closing of this agreement, the investor paid the Company $450,000 of the $1.5 million purchase price, with the remaining due on or before September 30, 1997. The option agreement expired and the Company was not required to return the deposit. The Company has recorded the $450,000 deposit as a reduction in the oil and gas properties and investments in Kazakhstan.

The acquisition costs exceeding the underlying net assets at the time of each acquisition of CAP-G common stock have been added to Oil and Gas Investments reflected on the balance sheet. The equity in losses for 1997 and 1996 have been recorded at the full 50% interest due to the earlier agreements to acquire the remaining shares in CAP-G and the Company financing 100% of CAP-G's operations.

                            CHAPARRAL RESOURCES, INC.

6. Oil and Gas Investments

All costs capitalized related to the Karakuduk license are included in oil and gas properties not subject to depletion. Certain license acquisition costs and geological and geophysical expenditures incurred by the Company but not rebilled to KKM have been capitalized. Certain overhead costs and general administrative costs have been expensed as incurred by KKM.

Costs capitalized to Oil and Gas Investments consist of:

                                                   December 31,    December 31,
                                                     1998              1997
                                                  -----------------------------
Oil and Gas Investments:
  Investments in KKM common stock                 $    100,000     $    100,000
  Advances to and interest due from KKM             23,380,000        9,820,000
  Acquisition costs                                 10,613,000       10,613,000
  Other capitalizable costs                          1,715,000        1,192,000
                                                  -----------------------------
Total gross oil and gas investments                 35,808,000       21,725,000
  Less: equity losses                               (3,547,000)      (1,803,000)
                                                  -----------------------------

Total oil and gas investment                      $ 32,261,000     $ 19,922,000
                                                  =============================

The condensed financial statements of KKM are as follows:


                                                   December 31,    December 31,
                                                     1998              1997
                                                  -----------------------------

Condensed Balance Sheet
  Current Assets                                  $    730,000     $    796,000
  Non-Current Assets (primarily oil and
    gas properties, full cost method)               19,130,000        7,975,000
  Current Liabilities
    Current Loan Payable to Related Party            3,000,000             --
    Other Current Liabilities                        3,205,000        2,767,000
  Non-Current Liabilities
    Loan Payable to Related Party                   20,380,000        9,820,000
    Other Non-Current Liabilities                      578,000             --
  Common stock                                         200,000          200,000
  Accumulated Deficit                                7,503,000        4,016,000

Condensed Income Statement
  Revenues                                        $       --       $       --
  Cost and Expenses                                  3,488,000        1,665,000
  Net Loss                                        $  3,488,000     $  1,665,000

                            CHAPARRAL RESOURCES, INC.

6. Oil and Gas Investments (Continued)

The Karakuduk Field is still in a preliminary stage of development by KKM. The estimated future development expenditures in order to ascertain the quantities of proved reserves attributable to the Karakuduk Field are significant. All costs incurred related to the workover program have been capitalized as exploration costs to oil and gas properties not subject to depletion.

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

7. Notes Payable

On December 3, 1998, the Company restructured a $975,000 loan that the Company borrowed on July 3, 1998, from the Chase Bank of Texas (Chase). Under the new terms, the note accrues interest at an adjustable prime rate, as determined by Chase. As of December 31, 1998 the stated prime rate was 7.75%. Principal payments in the amount of $250,000, plus accrued interest, are due quarterly, beginning on February 28, 1999.

The $975,000 loan is fully guaranteed with a stand-by letter of credit from an investor in the Company. In return for issuing the loan guarantee, the Company paid the guarantor $10,000 plus related costs, issued warrants to purchase 20,000 shares of the Company's common stock (See Note 8), and granted the guarantor a security interest in the Company's common stock of Central Asian Petroleum (Guernsey) (CAP-G).

In the event of the Company's default on the $975,000 note, the guarantor's security interest in the Company's common stock in CAP-G cannot be perfected for at least 30 days after notification of such default. In the event of default, the Company may make full payment of any outstanding principal and interest on the note plus any additional charges incurred by the guarantor to completely remove any security interest held by the guarantor.

8. Common Stock

1989 Stock Warrant Plan

During 1989, the Board of Directors approved a stock warrant plan for key employees and directors. The Company reserved 1,175,000 shares of its common stock for issuance under the plan. The warrants must be granted and exercised within a 10-year period ending April 30, 1999. Immediately following approval of the plan by the Board of Directors, warrants for 1,175,000 shares were granted with an exercise price of $.28 per share. Warrants for 100,000, 225,000, and 100,000 shares were exercised for values of $28,000, $63,000, and $28,000 during 1997, 1996, and 1995, respectively.

1997 Incentive Stock Plan

On July 17, 1997, the shareholders of the Company approved the 1997 Incentive Stock Plan pursuant to which up to 1,000,000 shares of the Company's common stock may be granted to directors and employees of, or consultants to, the Company. On June 26, 1998, the shareholders of the Company repealed the 1997 Incentive Stock Plan and approved the 1998 Incentive and Nonstatutory Stock Option Plan, described below. No options were granted under this plan.

                            CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

1997 Non-employee Directors' Stock Option Plan

On July 17, 1997, the shareholders approved the 1997 Non-employee Directors' Stock Option Plan, which authorized granting 25,000 options annually to each non-employee director in office or elected to the Board of Directors of the Company, as of the date of the annual meeting of the Company's shareholders. On June 26, 1998, the shareholders of the Company repealed the 1997 Non-employee Directors' Stock Option Plan and approved the 1998 Incentive and Nonstatutory Stock Option Plan, described below. As of June 26, 1998, the date of termination of the plan, options for 200,000 shares with an exercise price of $.83 had been issued to non-employee directors.

1998 Incentive and Nonstatutory Stock Option Plan

On June 26, 1998, the shareholders approved the 1998 Incentive and Nonstatutory Stock Option Plan (the "Plan"), pursuant to which up to 3,000,000 options to acquire the Company's common stock may be granted to officers, directors, employees, or consultants of the Company and its subsidiaries. The stock options granted under the Plan may be either incentive stock options or nonstatutory stock options. The Plan has an effective term of ten years, commencing on May 20, 1998. The Company did not grant any options under the Plan during 1998.

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

The Company issued various five-year, non-qualified stock options to employees, consultants and directors of the Company during 1997. The Company granted options to purchase 126,000 shares of the Company's common stock, at an exercise price of $.75. The Company granted options to purchase another 131,000 shares of the Company's common stock, at an exercise price of $1.50 a share. The Company has recorded the fair value of these stock options at the date of grant at $227,000.

During 1998, the Company granted five-year non-qualified options to purchase 297,500 shares of the Company's common stock to various employees of, and consultants to, the Company at various exercise prices ranging between $.72 and $2.43 per share. The Company recorded the stock options granted to the consultants at their fair value of $34,000 on the date of grant.

During 1998, 156,000 options to purchase the Company's common stock granted to various employees of, and consultants to, the Company expired. The options had exercise prices ranging between $.75 and $2.43 per share.

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

                            CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

During December 1995 and January 1996, the Company borrowed $1,050,000. In connection to the loans, the Company issued 780,000 warrants to purchase common stock at an exercise price of $0.25. During 1998, 80,000 warrants were exercised at a price of $0.25 for a total of $20,000. On October 30, 1998, 200,000 warrants to purchase the Company's common stock at an exercise price of $0.25 expired.

During 1996, the Company sold 14,000,000 shares of common stock in a private placement at a price of $.50 per share. In connection with the private placement, the Company issued warrants to purchase 1,022,000 shares of the Company's common stock for a total of $10.00 to the sales agent as a commission.

In April 1996, private investors converted promissory notes totaling $300,000 into 600,000 shares of the Company's common stock at a conversion price of $.50 per share.

During 1997, the Company entered into an agreement to allow the Company to acquire M-D, International Petroleum (MDI), a private company. Accordingly, on January 8, 1997 the Company agreed to issue 180,000 shares of the Company's common stock having a value of $90,000 to the potential joint venture partner. Simultaneously, the principal stockholders of MDI put 180,000 shares of the Company's common stock into escrow. These shares would be returned to the Company if the Company did not acquire MDI by July 7, 1997. Under the agreement, the Company was to acquire a 5% joint venture interest for the development of certain natural gas fields in Uzbekistan. The agreement of the Company to acquire MDI was contingent upon the potential joint venture partner successfully obtaining rights to develop the natural gas fields in Uzbekistan. As of July 7, 1997, the agreement with Uzbekistan to develop the natural gas fields had not been obtained. Consequently, the agreement by the Company to acquire MDI was nullified and the escrowed shares were returned to the Company and retired.

During February 1997, the Company  entered into a severance  agreement with Paul
V. Hoovler, a former Chief Executive Officer and President of the Company, pursuant to which Mr. Hoovler received warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.85 per share and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.25 per share.

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

As further described in Note 13, The Company issued 350,000 shares of the Company's restricted common stock to Mr. Howard Karren, former Chairman of the Board of Directors of the Company, as payment of $175,000 for services during 1996. The Company recorded accrued compensation of $175,000 in 1996, and issued the common stock in 1997.

                            CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

In December 1997, the Company exercised an option to acquire the remaining 10% of the outstanding shares of CAP-G (Note 3). As part of the consideration, the Company issued 400,000 shares valued at $1,000,000.

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

On January 23, 1998, the Company, granted 90,000 shares of the Company's common stock to the directors of the Company and granted 185,000 shares of the Company's common stock to various employees of, and consultants to, the Company, of which 30,000 shares will vest with respect to 10,000 shares on each of January 30, 1999, 2000, and 2001. As a result of these transactions, the Company recognized $600,000 in 1998 compensation expense. An additional $45,000 relating to the non-vested stock grants will be amortized over the vesting period of the grants.

On April 3, 1998, the Company sold 1,250,000 shares of the Company's Common stock for $2.00 per share for at total of $2,500,000 to a private investor. Allen & Company, Incorporated acted as placement agent in connection with the sale of the 1,250,000 shares. As a result, Allen & Company, Incorporated's warrants to purchase shares of the Company's common stock, originally issued as a commission in connection with the Redeemable Preferred Stock sale on November 24, 1997 (See Note 10), became exercisable for an additional 100,000 shares. The warrants to purchase the additional 100,000 shares of the Company's Common stock are exercisable through November 25, 2002, at an exercise price of $0.01 per share.

In connection with the $1,000,000 loan referred to in Note 12, on June 4, 1998, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock to two related parties, one of which is a director of the Company. The warrants are exercisable through November 25, 2002, at an exercise price of $3.50 per share. The Company recorded the fair market value of the warrants ($367,000) as a discount of notes payable, amortizable as interest expense over the life of the loan. The fair market value of the warrants was estimated as of June 4, 1998, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.53%, dividend yield of 0%, volatility factors of the expected market price of the Company's Common stock of .593, and a weighted average life expectancy of the warrants of 4.5 years.

On July 3, 1998, as discussed in Note 7, the Company issued warrants to purchase 20,000 shares of the Company's Common stock at an exercise price of $.01 per share. The Company recorded the fair market value of the warrants (approximately $32,000) plus the related loan costs, as a discount of notes payable and is being amortized as additional interest expense over the life of the loan. The fair market value of the warrants was determined using the Black-Scholes option pricing model, with the following weighted average assumptions: risk free interest rate 5.53%, dividend yield of 0%, volatility factors of the Company's common stock of .644, and a weighted average life expectancy of the warrants of 5 years.

On July 28 and July 29, 1998, the Company sold 6,666,667 shares of the Company's common stock for $1.50 per share for at total of $10,000,000 to certain investors. Issuance cost incurred were approximately $50,000 and has been recorded as a reduction to the proceeds received from the sale. Allen & Company, Incorporated acted as placement agent in connection with the sale of the 6,666,667 shares. As a result, Allen & Company, Incorporated's warrants to purchase 900,000 shares of the Company's common stock, originally issued as commission in connection with the Redeemable Preferred Stock sale on November 24, 1997, became exercisable for an additional 400,000 shares of the Company's common stock. The 400,000 warrants are exercisable through November 25, 2002, at an exercise price of $0.01 per share. As of December 31, 1998, 200,000 warrants held by Allen & Company were unexercisable pending the performance of future services.

                            CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

Due to the fact, the sales price of the 6,666,667 shares was below a price of $2.00 per share, the Company was required to issue an additional 416,667 shares to the investor who purchased 1,250,000 shares of the Company's common stock for $2,500,000 in April 1998 in order to satisfy certain price protection agreements the Company has with such investor.

On October 30, 1998, the Company issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $1.00, exercisable through January 02, 1999, to settle the lawsuit filed against the Company by Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. on November 14, 1997. The Company recorded legal settlement expense of $34,000, equal to the fair market value of the warrants issued on the date of grant. On January 03, 1999, the 200,000 warrants expired. See Note 9.

SFAS 123 Disclosure

SFAS 123 requires that pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock option under the fair value method as defined in that Statement for options granted or modified after December 31, 1994. SFAS 123 requires disclosure of option plans for the previous three years, but since 1997 was the first year for stock option issuances to meet the new requirement, weighted average assumptions are calculated only for 1997 and 1998. The fair value for applicable options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1998: risk free interest rates of 5.53%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock between 0.528 and 1.07; and a weighted average life expectancy of the options of 4.9 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                       Year ended     Year ended    Month ended
                                       December 31,   December 31,  December 31,
                                           1998          1997           1996
                                       -----------------------------------------

Net Loss under APB 25                  (4,616,000)    (2,603,000)      (130,000)

Effect of FASB 123                       (190,000)      (525,000)          --
                                       ----------------------------------------

Pro forma Net Loss                     (4,806,000)    (3,128,000)      (130,000)
                                       ========================================

Pro forma Basic and Diluted
Earnings per Share                     $    (0.09)    $    (0.08)    $     --

                                        CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

A summary of the Company's stock option activity and related information for the periods ended follows:

                                               Shares                  Weighted            Weighted
                                               Under               Average Exercise        Average
                                               Option                   Price             Fair Value
                                              ------------------------------------------------------
Unexercised options outstanding -
  November 30, 1996                                --                      --               --
Options Granted                               3,342,000                $   1.11            $   0.59
Options Exercised                                  --                      --               --
Options Cancelled                                  --                      --               --

Unexercised options outstanding -
  December 31, 1997                           3,342,000                $   1.11             --
Options Granted                                 297,500                $   1.63            $   1.09
Options Exercised                                  --                      --               --
Options Cancelled                              (156,000)               $   1.54             --

Unexercised options outstanding -
  December 31, 1998                           3,483,500                $   1.13

Price range $0.72-$1.00
  (weighted-average contractual
   life of 4.2 years)                         1,817,000                $   0.76
Price range $1.34-$2.43
  (weighted-average contractual
   life of 3.7 years)                         1,666,500                $   1.53

Exercisable options
  November 30, 1996                                --                       --
  December 31, 1997                             200,000                $   0.83
  December 31, 1998                           3,297,000                $   1.11




                                                20

                            CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

The following table summarizes all common stock purchase warrant activity for the year ended December 31, 1998:

                                              Number of                        Exercise
                                                Stock                            Price
                                               Warrants                          Range
                                            -------------------------------------------------

Outstanding, November 30, 1995                2,407,325                    $     0.25 - $0.40
Granted                                       1,439,500                    $  0.00001 - $0.40
Exercised                                     (857,325)                    $     0.25 - $0.40
                                            -------------------------------------------------
Outstanding, November 30, 1996                2,989,500                    $   0.00001- $0.28
Granted                                       6,426,923                    $     0.01 - $1.25
Exercised                                     (5,648,077)                  $     0.25 - $0.65
Expired                                       (153,846)                    $     0.25 - $0.65
                                            -------------------------------------------------
Outstanding, December 31, 1997                3,614,500                    $  0.00001 - $1.25
Granted                                       1,220,000                    $      .01 - $3.50
Exercised                                     (80,000)                     $             0.40
Expired                                       (200,000)                    $             0.25
                                            -------------------------------------------------
Outstanding, December 31, 1998                4,554,500                    $  0.00001 - $3.50
                                            =================================================

The following table summarizes the price ranges of all common stock purchase warrants outstanding as of December 31, 1998:

               Stock Warrants Outstanding as of December 31, 1998
              Number of Warrants                   Exercise Price
              ---------------------------------------------------
                 1,000,000                              $3.50
                   200,000                              $1.00
                   100,000                              $0.85
                   100,000                              $1.25
                   750,000                              $0.28
                   462,500                              $0.25
                   920,000                              $0.01
                 1,022,000                              $.00001
                 ----------------------------------------------

                 4,554,500                     $0.00001 - $3.50


9. Legal Settlement

On October 30, 1998, the Company settled the lawsuit filed against the Company and others in the District Court of Harris County, Texas, by Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. on November 14, 1997, for a total of $200,000 and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $1.00, exercisable through January 02, 1999. The lawsuit was dismissed with prejudice for all defendants involved. The Company believes the lawsuit was without merit, but a settlement was reached to avoid incurring additional legal costs. The Company recorded the fair market value of the warrants using the Black-Scholes option pricing model. On January 03, 1999, the 200,000 warrants expired.

                            CHAPARRAL RESOURCES, INC.

10. Redeemable Preferred Stock and Related Common Stock Warrants

On November 24, 1997, the Company entered into a Subscription Agreement ("Agreement") with an unaffiliated investor to purchase 225,000 shares of the Company's designated Series A, B, and C Redeemable Preferred Stock, for $100 per share. As of December 31, 1997, the investor had purchased 50,000 shares of the Company's Series A Redeemable Preferred Stock for $5,000,000. In March 1998, the Company and the investor mutually released each other from any further obligations. The Company is not required to issue any additional preferred stock under the Agreement and the investor has no obligation to provide funds to the Company in exchange for such stock.

The Series A Redeemable Preferred Stock is convertible and accrues an annual, cumulative dividend of $5 per share. The dividends are payable semi-annually on May 31 and November 30, as declared by the Company's Board of Directors. As of December 31, 1998, dividends in arrears relating to the Series A Redeemable Preferred Stock were $250,000. The Company increased the carrying value of the Series A Redeemable Preferred Stock by $250,000 by accreting this amount directly to accumulated deficit.

The number of shares of common stock issuable upon conversion of each share of Series A Redeemable Preferred Stock is determined by dividing $100 by the conversion price of the preferred stock. As of December 31, 1997, the conversion price was $2.25 per share. The conversion price is subject to recalculation if, and when, the Company issues additional common stock or common stock equivalents to obtain additional equity or debt financing. During 1998, the Company issued common stock and common stock warrants in both equity and debt financing transactions. Adjusted for these transactions, the conversion price as of December 31, 1998 was $2.14 per share (rounded), equivalent to 46.7 shares of common stock for each share of Series A Redeemable Preferred Stock.

The Series A Redeemable Preferred Stock has voting privileges identical to the Company's common stock. The total number of votes allowed to the holders of the Series A Redeemable Preferred Stock is equal to the number of shares of common stock the Series A Redeemable Preferred Stock could be converted into on the specific date of record. As of December 31, 1998, the 50,000 shares of Series A Redeemable Preferred Stock were convertible into 2,335,178 shares of common stock.

The Series A Redeemable Preferred Stock has preferential liquidation rights over the Company's common stock. In the event of liquidation or dissolution of the Company, any assets available for distribution to the Company's shareholders will first be distributed to the holders of the Series A Redeemable Preferred Stock up to each redeemable preferred share's liquidation value. The liquidation value equals $100 per share, plus all unpaid dividends in arrears.

The Series A Redeemable Preferred Stock is subject to mandatory redemptions, beginning on November 30, 2002. As of December 31, 1998, the schedule of redemptions of the stated value, plus any unpaid dividends, is as follows:

                        Year                          Amount
                        ---------------------------------------
                        1999                                  -
                        2000                                  -
                        2001                                  -
                        2002                         $1,750,000
                        2003 and Thereafter          $3,500,000
                                                     ----------

                        Total                        $5,250,000
                                                     ==========

On November 24, 1997, the Company also designated Series B and C Redeemable Preferred Stock, authorizing 75,000 shares for each class of preferred. As of December 31, 1998, none of the Series B or Series C Redeemable Preferred Stock was issued or outstanding. The conversion price of the Series B Redeemable Preferred Stock is $3.00 per share and the conversion price of the Series C Redeemable Preferred Stock is $4.25 per share and the conversion price is subject to change in a manner similar to the Series A. Except for the conversion price, the terms and conditions of both the Series B and Series C Redeemable Preferred Stock are similar in nature to the Series A Redeemable Preferred Stock.

                            CHAPARRAL RESOURCES, INC.

10. Redeemable Preferred Stock and Related Common Stock Warrants (Continued)

Allen & Company Incorporated (Allen & Company), a significant shareholder of the Company, acted as placement agent in connection with the Agreement. Allen & Company elected to receive its fees in the form of warrants to purchase 900,000 shares of the Company's common stock that were all originally exercisable through November 25, 2002, at an exercise price of $.01 per share. The warrants were recorded at their fair value. Out of the 900,000 warrants issued to Allen & Company, 200,000 directly relate to the issuance of 50,000 shares of the Series A Preferred Stock. The 200,000 warrants were recorded as issuance costs of $500,000, reducing the $5,000,000 proceeds from Series A Preferred Stock. The remaining 700,000 warrants, discussed below, were recorded as a stock subscription receivable. The basis difference of $500,000 upon issuance of the Series A Redeemable Preferred Stock is accreted directly to accumulated deficit for the period through the redemption date. During 1998, the Company increased the carrying value of the Series A Redeemable Preferred Stock by $100,000 to reflect the current year accretion.

In an agreement dated March 31, 1998, the Company agreed to allow Allen & Company to retain, subject to certain performance criteria, the warrants to
purchase   700,000  shares  of  the  Company's   common  stock  related  to  the
subscriptions not received under the original terms of the Agreement. The unearned portion of the warrants is presented as a $1,770,000 stock subscription receivable as of December 31, 1997.

The unearned warrants to purchase 700,000 shares of the Company's common stock held by Allen & Company are fully restricted from exercise unless Allen & Company assists the Company in raising additional capital on acceptable terms to the Company's Board of Directors. For each $25 of additional capital raised, a warrant to purchase one share of common stock is deemed earned by Allen & Company.

During 1998, Allen & Company assisted the Company in raising an additional $12,500,000 in equity capital. As a result, 500,000 of the 700,000 warrants are no longer restricted. As of December 31, 1998, the remaining 200,000 restricted warrants are presented as a $506,000 stock subscription receivable in equity. If, before November 25, 1999, Allen & Company fails to assist the Company in raising an additional $5,000,000 in capital under acceptable terms, the unearned portion of the warrants will expire.

11. Income Taxes

The following is a summary of the provision for income taxes:

                                                                                     One Month
                                        Year Ended           Year Ended                Ended             Year Ended
                                        December 31,         December 31,           December 31,         November 30,
                                            1998                 1997                  1996                 1996
                                        -----------------------------------------------------------------------------
Income taxes (benefit) computed
  at federal statutory rate             $(1,493,000)         $  (910,000)         $   (46,000)           $  (762,000)
Other                                       121,000              (60,000)              (3,000)               (86,000)
Change in asset valuation
  Allowance                               1,372,000              970,000               49,000                848,000
                                        ----------------------------------------------------------------------------
Income taxes                            $      --            $      --            $      --              $      --
                                        ============================================================================


                            CHAPARRAL RESOURCES, INC.

11. Income Taxes (Continued)

The components of the Company's deferred tax assets and liabilities under FASB No. 109 are as follows:

                                                  1998                    1997                  1996
                                              -----------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards            $ 6,807,000             $ 5,812,000             $ 4,958,000
  Full cost pool capitalization                                                                   267,000
  Valuation allowance                          (6,807,000)             (5,812,000)             (5,225,000)
                                              -----------------------------------------------------------

Deferred tax assets                           $      --               $      --               $     --
                                              ===========================================================

The Company did not record any deferred tax assets or income tax benefits for net operating loss carryforwards as the future realization of the related tax benefits is not considered likely as of December 31, 1998.

At December 31, 1998, the Company has tax loss carryforwards for federal income tax purposes of approximately $11,456,000 available to offset future taxable income. These carryforwards will expire at various times between 1999 and 2013. During the two years ended December 31, 1998 and 1997, respectively, the Company has issued a significant number of shares of common stock, stock warrants, and preferred stock in private equity and debt financing transactions. The Company is continuing to negotiate for additional capital, which, if obtained, may require additional shares of stock to be issued. The changes in ownership may significantly restrict the use of net operating loss carryforwards by the Company. As of December 31, 1998, unused statutory depletion carryforwards, which have unlimited duration, are approximately $567,000. The unused investment tax credit carryover was approximately $86,000 as of December 31, 1998 and expires through 2000. The loss carryforward at December 31, 1998 for financial reporting purposes is approximately $18,167,000, consisting of $13,212,000 in domestic and $4,954,000 in foreign loss carryforwards, respectively. The difference between the loss carryforward for financial reporting and income tax purposes results principally from the difference in book and tax basis of oil and gas properties and organizational costs related to foreign activities.

12. Related Party Transactions

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

The Company leased office space under a non-cancelable operating lease, which expired on March 31, 1997 from a related party. Beginning April 1, 1997, the Company leased office space at a rate of approximately $2,000 per month. This lease expired in November 1997, was renewed and then later canceled. In February 1998, the Company signed a new lease with an unrelated party. Rent expense was $37,000 for 1997, $46,000 for 1996, and $36,000 for 1995. The Company believes these rental expenses were at an arms length basis.

On July 31, 1998, the Company retired two outstanding loans, totaling $95,000, from Howard Karren, The former Chairman and Chief Executive Officer of the Company. The Company borrowed $75,000 on May 27, 1998 and $20,000 on July 1, 1998. The notes were paid during 1998.

                            CHAPARRAL RESOURCES, INC.

12. Related Party Transactions (Continued)

On August 5, 1998, the Company retired two outstanding loans, totaling $1,000,000, from two related parties: Allen & Company, Incorporated ($900,000) and John McMillian, the current Chairman and Chief Executive Officer of the Company ($100,000). The Company borrowed the $1,000,000 on June 3, 1998, subject to a 7% interest rate. The note was payable in full, plus accrued interest, on the earlier of 180 days from the funding of the loans or upon the Company's receipt of a minimum of $10,000,000 in equity investments. In conjunction with the loans, the Company issued warrants to purchase 1,000,000 shares of the Company's Common stock, at an exercise price of $3.50 per share. The Company recorded the warrants at their fair market value of $367,000, as a discount of notes payable, amortizable over the life of the loans. On July 27, 1998, the Company received $10,000,000 in equity financing and repaid the loans, recognizing an extraordinary loss on the extinguishment of debt of approximately 236,000.

13. Accrued Compensation

On August 19, 1996, the Company's Board of Directors awarded a former Chief Executive Officer and a former Vice President of the Company cash bonuses totaling $210,000 as recognition for past and present services to be used to exercise certain warrants granted in connection with the Company's 1989 Stock Warrant Plan. These bonuses will not become payable until the earlier of (i) completion of a sale or farmout by the Company of all or a portion of its interest in the Karakuduk Project, or (ii) the date when the Company makes a public disclosure of a sale or farmout of the Karakuduk Project. The Company does not expect any events to occur in the near future, therefore, the bonus payable is considered long-term in nature.

In connection with the appointment of Mr. Howard Karren as the Chairman of the Board of Directors of the Company in 1996, the Company agreed to issue to Mr. Karren 350,000 shares of restricted common stock of the Company. In 1996, the Company recorded accrued compensation for this transaction in the amount of $175,000. During 1997, the common stock was issued.

14. Operating leases

The  Company  has  a  noncancelable   operating  lease  for  office  facilities.
Approximate future minimum annual lease payments under the lease are as follows:

                  1999                     $  95,000
                  2000                        99,000
                  2001                       104,000
                  2002                       106,000
                  2003                        26,000
                  ----------------------------------
                  Total                    $ 430,000
                                           =========

The Company's rental expense for 1998, 1997, and 1996 was approximately $87,000, $37,000, and $46,000 respectively.

15. Defined Contribution Plans

The Company adopted a 401(k) plan covering all full-time employees, effective January 1, 1991. The plan was terminated as of December 31, 1997.

16. Commitments and Contingencies

Under the terms of the license agreement, approved by the Ministry of Oil and Gas Industries of the Republic of Kazakhstan, granting KKM the right to develop the Karakuduk Field, KKM has committed to minimum expenditures of $30 million for the year ended December 31, 1999. The Company has excess expenditures from 1998 of $480,000, which will be applied against the 1999 commitment. The Company has no other expenditure commitments under the license after December 31, 1999. The license, as amended, also establishes a minimum work program, requiring the Company to drill 8 new wells before December 31, 1999.

                            CHAPARRAL RESOURCES, INC.

17. Extraordinary Losses

During 1997, the Company retired several notes payable totaling $1,850,000 As additional consideration for these notes, the Company issued to the note holders, warrants to purchase 462,500 shares of the Company's common stock at $.25 per share, exercisable at any time, but no later than November 30, 1999. The notes were discounted by $290,000, the estimated fair value of the warrants, with the discount being amortized over the life of the notes.

If the notes were still outstanding on May 31, 1997, the Company agreed to issue 185,000 warrants as additional consideration to the holders. Furthermore, if the notes were still outstanding on November 30, 1997, the Company agreed to issue 370,000 warrants as additional consideration to the holders. Under these provisions, the Company issued 125,000 of the 185,000 warrants due to the May 31, 1997 deadline and none due to the November 30, 1997 deadline. The Company recorded debt issuance costs of $168,000 for the estimated fair value of the additional warrants issued, to be amortized over the life of the notes. On dates between May 1997 and November 1997 the notes were repaid by the Company at their face value. The Company recorded an extraordinary loss on extinguishment of debt of approximately $214,000.

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

18. Subsequent Events

On January 15, 1999, the Company granted 1,000,000 shares of common stock to the Company's President and Chief Operating Officer, Dr. Jack Krug, as part of his employment contract with the Company. Of the 1,000,000 shares granted, 200,000 vested immediately. The remaining 800,000 shares vest ratably over four years, on the anniversary date of grant.

On February 28, 1999, the terms relating to the note between Chase and the Company were amended. The $250,000 principal payment that was due on February 28, 1999 was deferred. Under the revised the terms, the Company is required to begin making installments in August 1999.

From January 01, 1999 to March 31, 1999, the Company has borrowed approximately $3,800,000 from certain shareholders of the Company, repayable by the Company on or before August 31, 1999. The loans are subject to an 8% annual interest rate.

Effective March 1, 1999, the Company announced that it is relocating its principal office from Houston, Texas to Golden, Colorado. The Company expects the relocation to be completed by the fall of 1999. Effective April 1, 1999, the Company assigned its operating lease, disclosed in Note 14, to an unaffiliated third party.

On April 8, 1999, the Board of Directors has recommended for shareholder approval, a 60 to 1 reverse stock split. Management is anticipated a vote on this matter in a special meeting of the Company's shareholders, expected to occur in late April 1999.

19. Karakuduk Munai, JSC Financial Statements

Due to the significance of the Company's equity investee, the Company has attached audited financial statements for KKM. Reflected in the financial statements are management fees of $1,980,000, $1,020,000, $85,000, and $1,020,000, that have been charged by the Company to KKM for the years ending December 31, 1998, December 31, 1997, and the month period ended December 31, 1996, and the year ended November 30, 1996 respectively. These amounts are exclusive of any local withholding tax, which may be accrued by KKM. Also, (for the same periods) the financial statements include interest on the note payable to the Company from KKM in the amounts $1,043,565, $389,624, $20,102, and $117,431.

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED



The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and Statement of Financial Accounting Standards ("SFAS") No. 69, Disclosures About Oil and Gas Producing Activities.

The Company entered into an agreement effective January 1, 1997 to sell its domestic oil and gas properties. Accordingly, the Company's domestic oil and gas properties were classified as oil and gas properties under an agreement for sale at November 30, 1996 and no disclosures for proved reserves or future cash flows have been made at November 30, 1996. The properties were sold in accordance with the above agreement. Due to the uncertainties surrounding the development of the Karakuduk Field, along with the limited amount of production established as of December 31, 1998, no proved reserves have been attributed to the field. The Company acquired no additional producing properties in 1998. Therefore, no disclosures for proved reserves or future cash flows have been made at December 31, 1998. Acquisition and exploratory costs incurred related to the Company's interest in the Karakuduk Field, however, are disclosed below. The exploration costs reflect the entire exploratory costs incurred by the Company and KKM.

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



                        SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                                    PRODUCING ACTIVITIES-UNAUDITED



                                  Proved Oil and Gas Reserve Quantities
                                     (All Within the United States)

                                                                 Oil                      Gas
                                                               Reserves                 reserves
                                                               (bbls.)                  (Mcf.)
                                                              ----------------------------------
Balance November 30, 1995                                       66,185                 3,062,417
Revisions of previous estimates                                (58,749)                   18,703
Sales of reserves                                                 (531)                  (34,417)
Extensions, discoveries and other additions                        267                     6,638
Production                                                      (1,737)                  (96,906)
Transfer to oil and gas properties under agreement
   For sale                                                     (5,435)               (2,956,435)
Balance November 30, 1996                                         --                        --
Revisions of previous estimates                                   --                        --
Sales of reserves                                                 --                        --
Extensions, discoveries and other additions                       --                        --
Production                                                        --                        --
Balance December 31, 1997                                         --                        --
Revisions of previous estimates                                   --                        --
Sales of reserves                                                 --                        --
Extensions, discoveries and other additions                       --                        --
Production                                                        --                        --
                                                               ---------------------------------
Balance December 31, 1998                                         --                        --
                                                               =================================







                                      SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                                                   PRODUCING ACTIVITIES-UNAUDITED


                                   Capitalized Costs Relating to Oil and Gas Producing Activities


                                                               December 31,    December 31,     November 30,
                                                                  1998             1997            1996
                                                               ---------------------------------------------
Unproved oil and gas properties in the Republic of
        Kazakhstan                                             $22,696,000      $15,934,000      $12,091,000
Proved oil and gas properties                                         --               --               --
                                                               ---------------------------------------------

                                                               $22,296,000      $15,934,000      $12,091,000
                                                               ---------------------------------------------
Accumulated depreciation, depletion, and amortization
        And valuation allowances                                      --               --               --
                                                               ---------------------------------------------

Net capitalized costs                                          $22,296,000      $15,934,000      $12,091,000
                                                               =============================================

Company's share of equity method investee's
        Capitalized costs                                      $ 9,565,000      $ 3,988,000      $ 1,143,000
                                                               =============================================





                                      SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                                                   PRODUCING ACTIVITIES-UNAUDITED


                                        Costs Incurred in Oil and Gas Property Acquisition,
                                              Exploration, and Development Activities


                                                             Year Ended           Year Ended         Year Ended
                                                             December 31,         December 31,       November 30,
                                                                1998                 1997                 1996
                                                             -----------------------------------------------------
Property acquisition costs--
   unproved leases:
       United States                                         $      --            $      --            $      --
       Republic of Kazakhstan                                       --              2,625,000            6,058,000
Property acquisition costs--
   proved properties:
       United States                                                --                   --                   --
       Republic of Kazakhstan                                       --                   --                   --
Exploration costs
       United States                                                --                   --                   --
       Republic of Kazakhstan                                  6,761,000            1,218,000            1,610,000
Development costs
       United States                                                --                   --                   --
       Republic of Kazakhstan                                       --                   --                   --
Company's share of equity method investee's
  Costs of property acquisition, exploration,
  And development                                            $ 5,578,000          $ 2,845,000          $   874,000
                                                             -----------------------------------------------------
                                                             $12,339,000          $ 6,688,000          $ 8,542,000
                                                             =====================================================






                                      SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                                                   PRODUCING ACTIVITIES-UNAUDITED



                                           Results of Operations for Producing Activities


                                                             Year Ended           Year Ended         Year Ended
                                                             December 31,         December 31,        November 30,
                                                                1998                 1997                 1996
                                                             -----------------------------------------------------

 Revenues
  Sales                                                       $   --               $   --               $147,000
  Transfers                                                       --                   --                   --
                                                             ---------------------------------------------------
        Total                                                     --                   --                147,000
Production Costs                                                  --                   --                 37,000
Exploration Expenses                                              --                   --                   --
Depreciation, depletion, and amortization
  and valuation provisions                                        --                   --                  3,000
                                                                  --                   --                107,000
Income tax expenses                                               --                   --                   --
                                                              --------------------------------------------------
Results of operations from producing
  Activities (excluding corporate overhead
  And interest costs)                                         $   --               $   --               $107,000
                                                              ==================================================
Company's share of equity method investee's
  Results of operations for producing
  Activities                                                      --                   --                   --
                                                              ==================================================







                                      SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                                                   PRODUCING ACTIVITIES-UNAUDITED



                                      Standardized Measure of Discounted Future Net Cash Flows
                                    and Changes Therein Relating to Proved Oil and Gas Reserves


The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                                          Thirteen
                                                      Year Ended          Months ended           Year Ended
                                                      December 31         December 31            November 30
                                                        1998                 1997                    1996
                                                      ------------------------------------------------------

Beginning balance                                      $  --                $  --                $    27,000
Expenditures which reduced future
   development costs                                      --                   --                       --
Acquisition of proved reserves                            --                   --                       --
Sale of proved reserves                                   --                   --                    (54,000)
Sales and transfers of oil and gas
   produced, net of production costs                      --                   --                   (110,000)
Net increase (decrease) in price                          --                   --                    860,000
Net decrease in costs                                     --                   --                       --
Extensions and discoveries                                --                   --                     17,000
Revisions of previous quantity
   Estimates                                              --                   --                    (91,000)
Accretion of discount                                     --                   --                     99,000
Effect of change in timing and other                      --                   --                    253,000
Transfer to oil and gas properties
   under agreement for sale                               --                   --                 (1,401,000)
                                                       -----------------------------------------------------
Ending balance                                         $  --                $  --                $      --
                                                       =====================================================




                           Ernst & Young Kazakhstan       Tel. 7 (3272) 50 94 24
                           Kazakhstan                          7 (3272) 50 94 25
                           Almaty 480009                       7 (3272) 60 82 99
                           Prospekt Abai 153a                  7 (3272) 41 48 00
                                                          Fax: 7 (3272) 50 94 27




                         Report of Independent Auditors


The Board of Directors and Shareholders
Karakuduk-Munay, JSC

We have audited the accompanying balance sheets of Karakuduk-Munay, JSC ("the Company") as of December 31, 1998 and 1997, and the related statements of operations and cash flows and changes in shareholders' deficit for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with US generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Karakuduk-Munay, JSC as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended December 31, 1998, in conformity with US generally accepted accounting principles.

Without qualifying our opinion, we draw your attention to the fact that the accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company has incurred recurring operating losses and relies solely on the foreign shareholder to provide all funding in the form of an interest bearing loan. The Company requires significant additional financing to meet its financial commitments and requirements through calendar year 1999 as described in Note 18. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                             ERNST & YOUNG KAZAKHSTAN
April 8, 1999
Almaty, Kazakshtan

                               Karakuduk-Munay JSC
                              Balance Sheets as at
                           December 31, 1998 and 1997
                             (Amounts in US Dollars)

                                                   December 31,     December 31,
                                                      1998             1997
                                                  ------------------------------
ASSETS

Cash                                              $     52,958    $    414,384
Prepaid and other receivables (Note 4)                 125,231         272,455
VAT receivable (Note 5)                                   --           109,099
Crude oil inventory (Note 6)                           551,342            --
                                                  ----------------------------
  Total current assets                                 729,531         795,938

Long term VAT receivable (Note 5)                      863,077            --

Materials and supplies inventory (Note 7)            1,494,572         511,858

Property, plant and equipment, net (Note 8)          4,209,396       1,589,057

Oil and gas properties - full cost
  method (Note 9)                                   12,563,120       5,874,525
                                                  ----------------------------

                        TOTAL ASSETS              $ 19,859,696    $  8,771,378
                                                  ============    ============



LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable (Note 11)                        $  2,247,954    $  2,100,722
Accrued liabilities (Note 12)                          779,596         666,856
Current portion of loans payable
  to third parties (Note 13)                           177,780            --

Current portion of loans payable
  to partner (Note 13)                               3,000,000            --
                                                  ----------------------------
  Current liabilities                                6,205,330       2,767,578

Loans payable to third parties (Note 13)               577,775            --
Loans payable to partner (Note 13)                  20,380,080       9,819,497


                      TOTAL LIABILITIES           $ 27,163,185    $ 12,587,075

SHAREHOLDERS' DEFICIT

Charter capital (Note 15)                              200,000         200,000

Accumulated deficit                                 (7,503,489)     (4,015,697)
                                                 -----------------------------
                                                    (7,303,489)     (3,815,697)
                                                 -----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $ 19,859,696    $  8,771,378
                                                  ============    ============


                 See accompanying notes which form an integral
                       part of these financial statements.


                                          Karakuduk-Munay JSC
                                       Statements of Operations
                        for the years ended December 31, 1998, 1997 and 1996
                                         (Amounts in US Dollars)






                                                December 31,          December 31,           December 31,
                                                    1998                  1997                  1996
                                                ---------------------------------------------------------

Management service fee (Note 13)                $   845,840           $   495,000            $   825,000
General and administrative expenses               1,297,513               836,868                909,520
Interest expense (Note 13)                          508,539               155,624                137,533
Depreciation on fixed assets (Note 8)               440,901               147,660                 42,709
Miscellaneous taxes                                 135,441                30,214                  2,937

Write-down of crude oil inventory (Note 6)          192,481                  --                     --

Exchange loss/(gain)                                 67,077                  (387)                24,475
                                                -----------           -----------            -----------
 Net loss                                         3,487,792             1,664,979              1,942,174
                                               ============           ===========            ===========









                           See accompanying notes which form an integral
                                   part of these financial statements.


                                           Karakuduk-Munay JSC
                                         Statements of Cash Flows
                                         (Amounts in US Dollars)



                                                                    December 31,        December 31,       December 31,
                                                                        1998               1997               1996
                                                                   ----------------------------------------------------
Cash flows from operating activities:
Net loss                                                           $ (3,487,792)       $ (1,664,979)       $ (1,942,174)

Adjustments to reconcile net loss to net
 cash used by operating activities:
Write-down of crude oil inventory                                       192,481                --                  --
Depreciation of fixed assets                                            440,901             147,660              42,709
Changes in working capital:
     (Increase)/decrease in prepaid and other receivables               147,224            (255,979)             76,230
     (Increase) in VAT receivable                                      (753,978)            (51,803)            (57,296)
     (Increase) in crude oil inventory                                 (743,823)               --                  --
     (Increase) in materials and supplies inventory                    (982,714)           (483,437)            (28,421)
     Increase in accounts payable and accrued liabilities               259,972           2,022,350             146,819
     Increase/(decrease) in long term payable for land usage               --               (34,000)             34,000
                                                                     --------------------------------------------------
Net cash used by operating activities                                (4,927,729)           (320,188)         (1,728,133)

Cash flows from investing activities
Purchase of fixed assets                                             (3,061,240)         (1,284,782)           (464,208)
Investments in oil and gas assets (net of assets
   contributed in-kind through Charter Fund)                         (6,688,595)         (4,068,937)         (1,237,718)
Payment of signature bonus                                                 --                  --              (513,000)
                                                                     --------------------------------------------------
Net cash used in investing activities                                (9,749,835)         (5,353,719)         (2,214,926)

Cash flows from financing activities
Cash contributed as charter fund                                           --                  --                40,000
Increase in loans from third parties                                    800,000                --                  --
Principal payments on third party loans                                 (44,445)               --                  --
Increase in loan due to cash contribution                            10,422,567           4,134,783           2,240,000
Increase in loans payable for management
     services and other expenditures                                  2,094,451           1,526,995           1,527,339
Increase in loans payable for interest                                1,043,565             389,624             137,533
                                                                   ----------------------------------------------------

Net cash provided by financing activities                            14,316,138           6,051,402           3,944,872


Net increase/(decrease)  in cash                                       (361,426)            377,495               1,813
Cash at beginning of year                                               414,384              36,889              35,076
                                                                   ----------------------------------------------------
Cash at end of year                                                $     52,958        $    414,384        $     36,889
                                                                   ============        ============        ============



                           See accompanying notes which form an integral
                                  part of these financial statements.






                                           Karakuduk-Munay JSC
                                   Statements of Shareholders' Deficit
                                         (Amounts in US Dollars)




                                             Authorized           Accumulated
                                          Charter Capital           Deficit                Total
                                          -------------------------------------------------------

Balance at December 31,1995                 $ 100,000            $ (408,544)           $ (308,544)

Charter capital contributions                 100,000                      -               100,000
Net loss for the year 1996                          -            (1,942,174)           (1,942,174)

Balance at December 31,1996                   200,000            (2,350,718)           (2,150,718)

Net loss for the year 1997                          -            (1,664,979)           (1,664,979)

Balance at December 31,1997                   200,000            (4,015,697)           (3,815,697)
Net loss for the year 1998                          -            (3,487,792)           (3,487,792)

                                         -----------------------------------------------------------
Balance at December 31,1998                  $200,000          $ (7,503,489)          $(7,303,489)
                                         ===========================================================












                              See accompanying notes which form an integral
                                  part of these financial statements.




                               Karakuduk-Munay JSC
                        Notes to the Financial Statements
                 (Amounts in US dollars unless otherwise stated)



1. Organization and Background Information

Formation
---------

Karakuduk-Munay Inc. (the "Company"), a Kazakhstan Joint Stock Company of Closed Type, was founded by "Munaygaz" State Holding Company (formerly Kazakhstanmunaygaz National Petroleum Company), "Jarkin" State Holding Company (formerly PGO Mangistauneftegazgeologiya), and Korporatsiya Mangistau Terra International (formerly Korporatsiya Kramds-Mangistau Inc.), collectively the "Kazakh Shareholders", and Central Asian Petroleum (Guernsey) Limited. The Company and the Ministry of Energy and Natural Resources (formerly the Ministry of Oil and Gas) in the Republic of Kazakhstan, entered into an agreement on August 30, 1995 ("Inception") referred to as the Agreement for Exploration, Development and Production of Oil in Karakuduk Oil Field in Mangistau Oblast of the Republic of Kazakhstan (the "Agreement"). The management and operational framework within which the Company must conduct its activities are dictated by the Agreement.

The Company may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of the Company's registration. The Agreement can be extended to a date agreed between the Ministry of Energy and Natural Resources and the Company as long as production of petroleum and/or gas is continued in the Karakuduk oil field.

Changes in Shareholders
-----------------------

In accordance with Edict # 410 dated March 24, 1997 and Edict # 1287 dated August 26, 1997 issued by the Government of the Republic of Kazakhstan, 40 % of the Charter Fund of the Company belonging to "Jarkin"/"Aksay" and "Munaygaz" were transferred to KazakhOil, the state owned oil and gas company. The Company and new shareholder were legally re-registered with the Ministry of Justice of the Republic of Kazakhstan on July 24, 1997. There were no shareholder changes in 1998.

Principal Activity
------------------

The Company was established for the purposes of exploring, developing, and producing oil and gas deposits in the Karakuduk Field in the Republic of Kazakhstan acting on the basis of the Agreement which the Company entered into with the Ministry of Energy and Natural Resources in the Republic of Kazakhstan on August 30, 1995. Prior to the Company entering into the Agreement, the Government of Kazakhstan drilled 22 test wells in the Karakuduk Field, establishing the existence of crude oil reserves. No additional exploration or production operations have been conducted on the Karakuduk Field. Neither were there any commercial quantities of crude oil produced from the original test wells, prior to Inception of the Agreement. In accordance with the Agreement, the Company retains the contractual rights to explore, develop, and produce the crude oil reserves, if any, underlying the Karakuduk Field.

The Company's work program and minimum expenditure commitment was stipulated in License MG 249 dated June 28, 1995. These expenditure obligations were subsequently amended by Resolution P65-H of September 18, 1996, Resolution P97-H of December 8, 1997, and Decree No. 1392 of December 31, 1998. Decree No. 1392 requires the Company to meet expenditure commitments of $16.5 million by December 31, 1998 and $30 million by December 31, 1999. Expenditure commitments through December 31, 1998 exceeded the commitment requirement of $16.5 million by approximately $480,000. The excess is applicable against the expenditure commitment required as of December 31, 1999. Should the license terms not be adhered to, the License may be withdrawn by the Government of Kazakhstan.

                               Karakuduk-Munay JSC
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)




1. Organization and Background Information (continued)

During 1998, the Company was engaged in various exploration and appraisal activities associated with the Karakduk Field. The Company's activities included conducting capital workover operations, processing and transportation of limited crude oil production to the KazTransOil pipeline, completing construction of the field camp and main access road, beginning construction of various field facilities required to bring the Karakuduk Field onto full production, and importing a drilling rig into Kazakhstan for commencement of exploratory drilling activities in 1999. The Company's operations also included general corporate affairs, such as applying for, and obtaining, an amendment of the Company's License MG-249 with the Government of Kazakhstan as well as other general and administrative activities.

The Company conducted capital workover operations on four test wells, which were drilled prior to the Company entering into the Agreement. Production was established from two of the four wells. The Company did not commence exploratory drilling operations during 1998.

The Company produced limited amounts of crude oil throughout the majority of 1998. The crude oil was produced, processed, and transported to the KazTransOil pipeline by truck. As of December 31, 1998, the Company had placed 11,103 tons (81,052 barrels) of crude oil into the KazTransOil pipeline, but did not sell any of the crude oil produced during 1998. In accordance with an agreement between the Company and KazTransOil, all of the crude oil production placed into the pipeline is recorded as crude oil inventory, until formally nominated for sale by the Company.

2. Basis of Presentation

The Company maintains its accounting records and prepares its financial statements in US dollars in accordance with the accounting procedures prescribed by the Agreement. The accompanying financial statements, prepared in accordance with U.S. generally accepted accounting principles, differ in minor respects (related to disclosure) from those issued for statutory purposes in Kazakhstan.

The Company has reclassified some of its comparative numbers in order to be consistent with the current year classifications in the Balance Sheet and Statement of Operations. This has no impact on the results for the year or the net assets of the Company.

The material accounting principles adopted by the Company are described below:

Foreign Currency Translation
----------------------------

The Company's functional currency is the US dollar. All transactions arising in currencies other than US dollars, including assets, liabilities, revenue, expenses, gains, or losses are measured and recorded into US dollars using the exchange rate in effect on the date of the transaction.

Cash and other monetary assets held and liabilities denominated in currencies other than US dollars are translated to US dollars at the rates of exchange ruling as of December 31, 1998 (83.80 Kazakh Tenge per US dollar). Non-monetary assets and liabilities denominated in currencies other than US dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-US dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period. By using the US dollar as its reporting currency for the financial statements and by using the temporal method of translation where applicable, the effects of inflation have been taken into consideration in all material respects since movements in the exchange rate between the US dollars and Tenge during 1996 to 1998 are considered a reasonable approximation of the general price index. (See Note 19).

                               Karakuduk-Munay JSC
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)




2. Basis of Presentation (continued)

The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate that the Company could realize or settle these assets and liabilities in dollars.

As of December 31, 1998, $530,511 of net monetary assets are denominated in Tenge.

Interest Capitalization
-----------------------

The Company capitalizes interest on significant construction projects for which expenditures are being made. The Company follows the full cost method of accounting. Accordingly, the Company's assets qualifying for interest capitalization include unusually significant investments in unproved properties and other major development projects that are not being depreciated, depleted, or amortized currently, provided that work is currently in progress.

The Company began exploration activities in 1997. As of December 31, 1998, the Company's oil and gas investment in the Karakuduk Field is not considered a proven property and economic production has not commenced. Consequently, none of the capital costs related to the Karakuduk Field have been depreciated, depleted, or amortized during 1998. Beginning in 1997, and throughout all of 1998, the Company capitalized certain borrowing costs to significant, unproven oil and gas properties on which the Company is currently conducting exploration and appraisal activities. The Company capitalized $565,542 in 1998 and $234,000 in 1997, respectively. Other interest costs are expensed as incurred.

Oil and Gas Assets Subject to Depreciation, Depletion and Amortization
----------------------------------------------------------------------

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

                               Karakuduk-Munay JS
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)




2.  Basis of Presentation (continued)

Depreciation of Property Plant and Equipment
--------------------------------------------

Depreciation of equipment is calculated on the straight-line method based on the estimated useful life of the assets as follows:

                                                             Period
                                                             ------

         Office buildings and apartments                    20 years
         Office equipment                                    3 years
         Vehicles                                            5 years
         Field buildings                                    15 years
         Field equipment                              up to 10 years


Inventory
---------

Crude oil inventory is valued using the first-in, first-out method, at the lower of cost or net realizable value. The Company's capitalized cost of crude oil inventory is the lesser of the actual costs to produce, transport and store the crude oil in inventory, or the inventory's net realizable value.

Materials and supplies inventory is valued using the first-in, first-out method and is recorded at the lower of cost or net realizable value. Certain unique items, such as drilling equipment, are valued using the specific identification method.

Revenue Recognition
-------------------

Revenues and their related costs are recognized upon delivery of commercial quantities of oil and gas production, in accordance with the accrual method of accounting. Losses, if any, are provided for in the period in which the loss is determined to occur.

Income Taxes
------------

The Company accounts for income taxes under the provisions of the Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes, which require that taxes be provided on the liability method based upon the tax rate at which items of income and expense are expected to be settled in the Company's tax return.

Earnings Per Common Share
-------------------------

Basic earnings (loss) and diluted earnings (loss) are not presented due to the Company being of a "closed" nature, and having no underlying shares outstanding.

New Accounting Standards
------------------------

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement is effective for years beginning after June 15, 1999. As of December 31, 1998, the Company has not adopted SFAS 133.

                               Karakuduk-Munay JSC
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)




2. Basis of Presentation (continued)

The Company is evaluating SFAS 133 and intends to adopt the statement no later than January 1, 2000. The impact of SFAS 133 on the Company's financial position and results of operations is not expected to be material.

Fair Value of Financial Instruments
-----------------------------------

All of the Company's financial instruments, including loans payable to partner, cash and trade receivables, have fair values which approximate their recorded values as they are either short-term in nature or carry interest rates which approximate market rates.

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

Leases
------

The Company expenses rentals on operating leases over the lease term, on a straight-line basis, as the rents become payable.


3. Going Concern

These financial statements have been prepared assuming that Karakuduk-Munay, JSC, will continue as a going concern. The Company has recurring operating losses and relies solely on Central Asian Petroleum (Guernsey) Limited (CAP-G) to provide all funding in the form of an interest bearing loan, as discussed in
Note 13. In accordance with the license agreement, CAP-G is required to provide all funding to the Company which is not provided by self-generated income from the sale of oil and gas production or borrowed from other third-party sources. The Company does not anticipate that its current cash reserves and cash flows from operations will be sufficient to meet its capital requirements through fiscal year 1999. Should the Company not meet its capital requirements, as described in Note 18, under the license agreement to develop the Karakuduk Field, the Company's rights under the agreement may be terminated. The Company believes additional financing will be available; however there is no assurance that additional financing will be available, or if available, that it can be obtained on terms favorable or affordable to the Company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

                               Karakuduk-Munay JSC
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)




4. Prepaid and Other Receivables

As of December 31, 1998, Prepayments and Other Receivables, primarily consisted of advances to the Custom's Post for payment of VAT and custom's duties on future imported materials and supplies. As of December 31, 1997, Prepayments and Other Receivables primarily consisted of prepaid equipment, which was capitalized to plant & equipment during 1998. The breakdown of Prepaid and Other Receivables is as follows:

                                                 December 31,      December 31,
                                                    1998               1997
                                                 ------------------------------

Travel advances to employees                      $    --           $  18,606
Import VAT, custom duties and prepaid taxes         120,631            41,256
Advance payment for oil and gas assets                4,600           212,593
                                                  ---------         ---------
Total                                             $ 125,231         $ 272,455
                                                  =========         =========



5. VAT Receivable

VAT receivable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT receivable consists of VAT paid on local expenditures (Local VAT) and VAT paid on Imported goods (Import VAT). Currently, VAT is calculated as 20% of the value of goods received (Import and Local VAT) or services rendered (Local VAT only). VAT charged to the Company is recoverable in future periods as an offset against the Company's fiscal obligations.

From December 31, 1997 to December 31, 1998, the Company's VAT receivable increased from $109,099 to $863,077, respectively, due to the Company's increased spending on operations. During 1998, the Company offset both the Local and Import VAT receivable against additional VAT charged on imported goods. In prior years, the Company received several refunds of VAT previously paid into the Government of Kazakhstan. The ability of the Company to obtain future refunds or to offset the VAT receivable against future Import VAT liabilities is uncertain. The Company does expect, however, to obtain full economic benefit from the VAT receivable through the Company's right of offset against future fiscal obligations, as provided for in the Agreement.

6. Crude Oil Inventory

During 1998, the Company produced approximately 11,103 tons of crude oil from two capital workover wells recompleted in the Karakuduk Field in early 1998. The crude oil was produced into storage tanks, transferred to heated oil trucks, transported to the KazTransOil pipeline terminal at Say-Utes (approximately 80 kilometers), and placed into the KazTransOil pipeline. In an agreement with KazTransOil, the entity controlling the export pipeline, the Company's oil production placed into the pipeline is recorded as crude oil inventory until formally nominated for sale by the Company.

As of December 31, 1998, the Company had not completed a sale of crude oil, either to the local or export markets. The Company recorded all operating (lifting) costs required to produce, transport, and store the Company's 1998 oil production as costs of crude oil inventory. As of December 31, 1998, the actual costs of the inventory, based upon year-end crude oil prices, exceeded the net realizable value (NRV) of the inventory. Therefore, the Company recognized an impairment to crude oil inventory, to properly reflect the estimated net realizable value of $551,342. The impairment, totaling $192,481, was charged directly to expense.

                               Karakuduk-Munay JSC
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





7. Materials and Supplies Inventory

The categories of Materials and Supplies Inventory listed below represent plant and equipment for development activities, tangible drilling costs (drillbits, tubing, casing, wellheads, etc.) required for exploratory drilling operations, spare parts, diesel fuel, and various materials for use in oil field operations. The Inventory in Transit as of December 31, 1998 includes additional tubing and casing required for drilling planned exploratory wells in 1999.

                                           December 31,        December 31,
                                             1998                  1997
                                           --------------------------------

Inventory in-house                          $1,084,359          $  224,998
Inventory in-transit                           410,213             286,860
                                            ----------          ----------
Total                                       $1,494,572          $  511,858
                                            ==========          ==========


8. Property, Plant and Equipment

Upon full amortization of tangible assets, the right of ownership of the tangible assets shall be transferred to the Kazakhstan Ministry of Energy and Natural Resources in accordance with the Agreement. The Company is entitled to the use of the fully amortized tangible assets during the whole term of the Agreement. A summary of property, plant and equipment is provided in the table below:

                                                 December 31,       December 31,
                                                    1998                1998
                                                 -------------------------------

Office buildings and apartments                  $   214,468        $    67,212
Office equipment and furniture                       390,671            227,318
Vehicles                                           1,663,364            541,479
Field buildings                                    2,248,920            329,936
Field equipment and furniture                        323,824            169,190
Capital work-in progress                                --              444,872
                                                 -----------        -----------
Total                                              4,841,247          1,780,007
Accumulated depreciation                            (631,851)          (190,950)
                                                 -----------        -----------
Net book value                                   $ 4,209,396        $ 1,589,057
                                                 ===========        ===========


Vehicles includes both vehicles for specialized tasks (cranes, bulldozers, heavy trucks, crude oil trucks, etc.) and vehicles for personnel transport. Field buildings include the construction of the main field camp and construction of a mini-camp to house the drilling crew and service company personnel required to perform exploratory drilling operations. Field equipment and furniture includes furniture and fixtures for the field camp and other equipment. The majority of plant and equipment was placed in service in the latter part of 1998.

The office and apartment buildings, office and apartment furniture and fixtures, office equipment, vehicles, field buildings, field furniture and fixtures and other equipment are all depreciated on a straight-line basis over the estimated useful life of each asset.

                               Karakuduk-Munay JSC
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





9. Oil and Gas Properties

As of December 31, 1998, the Company's Oil and Gas Properties are not subject to amortization under the Full Cost method of accounting. While the Company has obtained a certain level of crude oil production in 1998, the reserves underlying the Karakuduk Field are classified as unproven until the Company can establish the commercial viability of the reserves. As of December 31, 1998, the Company's reserves are not considered commercially viable, as the production costs required to obtain the crude oil in inventory exceeded the net realizable value of the production, based upon year-end crude oil prices.

Management fees related to the salary costs of individuals directly associated with exploration and appraisal activities on the Karakuduk field have been capitalized along with the license acquisition costs, geological and geophysical expenditures, and related interest costs. Other overhead and general and administrative costs have been expensed as incurred.

Costs of Oil and Gas Properties excluded from the amortization consist of the following:

                                               December 31,      December 31,
                                                   1998             1997
                                               ------------------------------

Acquisition costs                              $   507,870       $   507,870
Exploration and appraisal costs                 11,255,708         5,132,655
Capitalized interest                               799,542           234,000
                                               -----------       -----------


  Total                                        $12,563,120       $ 5,874,525
                                               ===========       ===========


Management believes that over the life of the project, future cash flows justify the carrying amount of assets disclosed above. No impairment provision has therefore been deemed necessary in these financial statements.


10. Bonuses

The Company was required to pay an unrecoverable (non-tax deductible) signature bonus to the Kazakhstan Ministry of Geology amounting to $513,000 in accordance with the Agreement. The Company capitalized the initial signature bonus to Oil and Gas Assets - Acquisition Costs (see Note 9). This amount will be amortized by the units of production method, when the Company begins producing proven reserves. Production based bonuses will be payable to the Kazakhstan Ministry of Geology amounting to $500,000 when cumulative production reaches ten million barrels and $1,200,000 when cumulative production reaches fifty million barrels. Under current Kazakhstan tax law, the production bonuses will be considered tax deductible expenditures in the calculation of profits taxes. No amounts related to the production bonuses have been achieved as of December 31, 1998.

                               Karakuduk-Munay JSC
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





11. Accounts Payable

Accounts Payable as of December 31, 1998 includes payables for equipment and services required for field operations, including construction of field facilities, transportation services, catering services, mobilization of the drilling rig, project design costs of capital projects, etc.


12. Accrued Current Liabilities

                                                December 31,      December 31,
                                                   1998              1997
                                                ------------------------------

Accrued management service fee                     573,750          573,750
Accrued audit fees                                  75,000           48,000
Accrued interest payable                             3,613             --
Miscellaneous taxes payable                        127,233           45,106
                                                  --------         --------

  Total accrued liabilities                       $779,596         $666,856
                                                  ========         ========



13. Loans Payable

Loans Payable to Third Parties
------------------------------

During 1998, the Company borrowed a total of $800,000 from the Chase Bank of Texas, N.A. (Chase), a U.S. financial institution. On March 6, 1998, the Company borrowed the initial $500,000 from Chase. The note accrues interest at a fixed, annual interest rate of 6.84% and is repayable in 18 equal, quarterly installments of $27,778, which began on December 6, 1998. The final principal payment is due on or before February 26, 2003. On June 9, 1998, the Company borrowed an additional $300,000 from Chase. The second note accrues interest at a fixed, annual interest rate of 6.875% and is repayable in 18 equal, quarterly installments of $16,667, which also began on December 6, 1998. The final principal payment is payable on or before March 6, 2003.

As of December 31, 1998, the Company's outstanding principal balance on the notes totaled $755,555, of which $177,780 is due before December 31, 1999.

Loans Payable to Partners
-------------------------

As discussed in Note 3, the major shareholder, Central Asian Petroleum (Guernsey) Limited bears sole financial responsibility for providing all funding for the Company, which is not generated by the Company's operations through the sale of oil and gas production or borrowed from third party sources. The various forms of funding from Central Asian Petroleum (Guernsey) Limited are treated as long term loans to the Company and bear interest at the rate of LIBOR plus 1%. The Agreement requires installment payments on the loan to be calculated and paid on a quarterly basis and to be equal to 65% of gross revenue after deduction of royalties due to the Republic of Kazakhstan. No sales of crude oil production occurred in 1998 and no payments on the loan have been made or are due as of December 31, 1998.

                               Karakuduk-Munay JSC
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)




13.  Loans Payable (continued)

The loan is made up as follows (US dollars):

                                                            December 31,
                                                     ---------------------------
                                                        1998            1997
                                                     -----------     -----------

Cash funding                                         $16,897,350     $ 6,474,783
Management services fee                                4,275,000       2,295,000
Other expenditures                                       634,594         520,143
Accrued interest payable                               1,573,136         529,571
                                                     -----------     -----------
Total interest and loan payable to partner           $23,380,080     $ 9,819,497
                                                     ===========     ===========

Management services are provided by a subsidiary of Chaparral Resources, Inc., the parent company of Central Asian Petroleum (Guernsey) Limited. Services were provided in 1998 for a fixed fee of $140,000 per month for January and February, 1998, and $170,000 per month for the remainder of 1998. Management services were provided to the Company in the amount of $1,980,000 and $1,275,000 for the years ended December 31, 1998 and 1997, respectively.

As of December 31, 1998, the Company's outstanding principal and accrued interest balance on Loans Payable to Partners totaled $23,380,080, of which $3,000,000 is due before December 31, 1999. The Company determined the current portion of Loans Payable to Partner based upon best estimates of projected 1999 sales revenue, of which 65% will be distributed to Central Asian Petroleum (Guernsey) Limited on a quarterly basis as described above.

14.  Taxes

The following is a summary of the provision for income taxes:

                                                                Year ended December 31
                                                 1998                   1997                  1996
                                             -----------------------------------------------------------
Income taxes (benefit) computed
  at statutory rate                          $(1,046,338)            $  (499,494)            $  (582,652)
Non-deductible expenses                          347,012                    --                      --
  Change in asset valuation allowance            699,326                 499,494                 582,652
                                             -----------------------------------------------------------
Income taxes                                 $      --               $      --               $      --
                                             ===========================================================

The components of the Company's deferred tax assets and liabilities under FASB No. 109 are as follows:

                                                                Year ended December 31
                                                 1998                   1997                  1996
                                             -----------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards           $ 1,904,035             $ 1,204,709             $   705,215
  Valuation allowance                         (1,904,035)             (1,204,709)               (705,215)
                                             -----------------------------------------------------------
Deferred tax assets                          $      --               $      --               $      --
                                             ===========================================================


                                       47

                               Karakuduk-Munay JSC
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)




14. Taxes (Continued)

There were no net deferred tax assets or net income tax benefits recorded in the financial statements for deductible temporary differences or net operating loss carryforwards due to the fact that the realization of the related tax benefits is not considered likely.

The Agreement specifies profits taxes and other taxes applicable to the Company, which are subject to the laws of the Republic of Kazakhstan. As discussed in
Note 10, the signature bonus is not recoverable or deductible in calculating income tax expense and has not been recorded as a recoverable asset for tax purposes.

The Company began extracting hydrocarbons from the Karakuduk field in 1998. At December 31, 1998, the Company has tax loss carryforwards of approximately $6,346,783 available to offset against future taxable income, in accordance with the terms of the contract and legislation existing as of the date the contract was signed. There is a five-year carryforward of tax losses beginning with the first year the Company generates net income.

The Company has used the best estimates available to determine the Company's deferred tax assets before consideration of the valuation allowance. Please refer to Note 16 regarding the uncertainties of taxation in the Republic of Kazakhstan.

15. Charter Capital

The total Charter Fund contribution specified in the new Founders Agreement of Karakuduk-Munay (dated June 12, 1997) is $200,000. Each of the shareholder's portion of the Charter Fund and their respective participating interest in the Company is:

                                                         December 31,                    December 31,
                                                             1998                            1997
                                                   Charter          Percent          Charter           Percent
                                                 Contribution                      Contribution
                                               ------------------------------------------------------------------------
KazakhOil                                            80,000           40 %              80,000           40 %
Korporatsiya Mangistau Terra International           20,000           10 %              20,000           10 %
Central Asian Petroleum (Guernsey)
   Limited - CAP(G)                                 100,000           50 %             100,000           50 %
                                                   ----------------------------------------------------------

Total charter capital                              $200,000           100 %           $200,000           100 %
                                                   ========                           ========

During 1997, KazakhOil as the successor to Munaygaz state holding company, contributed US $ 40,000 as Munaygaz's initial charter contribution obligation that was previously settled by CAP(G). The CAP(G) 1996 contribution has been reclassified as additional funding of the Company's operations in 1997.

                               Karakuduk-Munay JSC
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





16. Contingencies

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

Basis of Accounting
-------------------

The Company maintains its statutory books and records and calculates its taxable loss in accordance with U.S. generally accepted accounting principles, which it believes it may do under the terms of the Agreement. The Republic of Kazakhstan currently requires companies to comply with Kazakh accounting regulations and to calculate tax profits or losses in accordance with these regulations as well as prevailing tax law. There is currently uncertainty, therefore, as to the extent of tax losses available to the Company.

17. Current Kazakhstan Environment

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

18. License Commitments and Operating Lease Commitment

As specified in Note 1, under the terms of the license the Company has committed to minimum expenditures of $30 million for the year ended December 31, 1999. The Company has excess expenditures from 1998 of $480,000, which will be applied against the 1999 commitment. The Company has no other expenditure commitments under the license after December 31, 1999. The license, as amended, also establishes a minimum work program, requiring the Company to drill 8 new wells before December 31, 1999. The new wells must be between 3,250 and 3,500 meters in depth.

As of December 31, 1998, the Company's only major operating contractual commitment is the drilling contract with Challenger Oil Services, PLC (Contractor) entered into on April 7, 1998. The Company mobilized the drilling rig in late 1998, but did not begin drilling operations until early 1999.

The drilling contract was retroactively amended as of March 17, 1999, to reflect the current economic environment in the oil and gas industry as a whole, and specifically in the Commonwealth of Independent States (CIS). The amended contract terms are disclosed in Note 19, Subsequent Events. Any cost reductions relating to the contract amendments have been incorporated in the Company's financial statements as of December 31, 1998.

The terms of the drilling contract, as amended, require the Company to minimum lease commitments for two years (1999 and 2000) of $3,102,500 per year. The original drilling contract obliged the Company to minimum lease commitments of $3,102,500 for one year only. Minimum lease payments are based upon stand-by rates without crews.

                               Karakuduk-Munay JSC
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





19. Subsequent Events

Drilling contract
-----------------

As stated in Note 18, on March 17, 1999 the Company retroactively amended it's drilling contract with Challenger Oil Services, PLC, originally entered into on April 7, 1998. The Company is subject to the following terms of the amended contract:

                                                            Amount
                                                            ------

Operational rate                                          $12,500/Day
Stand-by-rate with crews                                  11,250/Day
Stand-by rate without crews                                8,500/Day
Rig move rate                                             20,000/Move
Rig memobilization (one time charge only)                  $250,000
Lease term                                                  2 years



The Company spudded the first exploratory well (#101) on February 14, 1999.

Sales contract with KazakhOil
-----------------------------

On March 30, 1999, the Company entered into a contract with KazakhOil, JSC, shareholder of the Company, for the sale of 19,000 tons (138,700 barrels) of the Company's crude oil production in April 1999. Under the terms of the contract, the Company has been granted a transit quota to export 19,000 tons of crude oil to the far abroad and near abroad markets. KazakhOil will act as a broker for the sale.

According to the contract, net revenue to the Company is based upon a formula indexed to the price of Brent crude on the date of sale, adjusted for transportation costs and other minor charges. The sale will occur in two batches: 13,000 tons and 6,000 tons. The Company expects the initial 13,000 tons to be nominated for sale in early April. The Company expects the remaining 6,000 tons to be nominated before April 30, 1999.

Devaluation of Tenge
--------------------

On April 5, 1999, the government decided not to continue its support of the National currency, the Tenge and allowed it to float freely against the US dollar. Immediately thereafter, the official exchange rate declined from 87.5 tenge to the US dollar to 142 tenge to the US dollar.

The devaluation decreases the tenge realizable value of any US dollar or other hard currency denominated monetary assets held by the Company, and increases the tenge obligation of any US dollar or other hard currency denominated monetary liabilities held by the Company.

As these financial statements are denominated in US dollars, the only impact will relate to that described on Note 2 to these accounts. The net impact is not expected to be material to the Company's financial statements.

                               Karakuduk-Munay JS
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)




20. Impact of Year 2000 (unaudited)

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software which is not "Year 2000 Compliant" may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

The Company has completed an assessment and currently believes that the computer systems it has in place are Year 2000 compliant.

The Company has initiated formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 Issue. In particular, it is unclear as to the extent the Kazakh government and other organizations who provide significant infrastructure services within the Kazakh Republic have addressed the Year 2000 Issue. Furthermore, the current crisis in Russia and the CIS could adversely affect the ability of the government and such organizations to fund adequate Year 2000 compliance programs. There is no guarantee that the systems of the government or of other organizations on which the Company relies will be timely converted and would not have an adverse effect on the Company and its systems.

The Company's financial statements as of December 31, 1998 and 1997 and for the periods then ended do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

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

3.3 Articles of Amendment to the Restated Articles of Incorporation + Amendments dated April 12, 1994, incorporated by reference to
               Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

10.1 Chaparral Resources, Inc. 1989 Stock Warrant Plan effective May 1, 1989, incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

10.2 Warrant Certificate entitling Allen & Company to purchase up to 1,022,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 1, 1996.

Exhibit No.            Description and Method of Filing
-----------            --------------------------------


10.3 Amendments to Chaparral Resources, Inc. Stock Warrant Plan, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.4 Agreement dated August 30, 1995 for Exploration Development and Production of Oil in Karakuduk Oil Field in Mangistan Oblast of the Republic of Kazakhstan between Ministry of Oil and Gas Industries of the Republic of Kazakhstan for and on Behalf of the Government of the Republic of Kazakhstan and Joint Stock Company of Closed Type Karakuduk Munay Joint Venture, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended November 3

10.5 License for the Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.6 Subscription Agreement dated April 22, 1997 between Chaparral Resources, Inc. and Victory Ventures LLC, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.7 Warrant Certificate dated December 31, 1997 entitling Victory Ventures LLC to purchase up to 4,615,385 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.8           Form of Warrant  issued to Black  Diamond  Partners  LP, Clint D.
               Carlson, John A. Schneider, Victory Ventures LLC, Whittier Energy Company and Whittier Ventures LLC in connection with loans made by them to Chaparral Resources, Inc. in November and December 1996 and to Black Diamond Partners LP, Clint D. Carlson, Wittier Energy Company and Whittier Ventures LLC in July 1997 in connection with the same loans, incorporated by reference to
               Exhibit 10.3 to the Company's Quarterly Report on quarter ended June 30, 1997.

10.9 Chaparral Resources, Inc. 1997 Incentive Stock Plan, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.10 Amendment to Common Stock Purchase Warrant dated December 31, 1997 entitling Victory Ventures LLC to purchase up to 4,615,385 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.11 Amendment dated September 11, 1997, to License for Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.12 Warrant Certificate entitling Allen & Company Incorporated to purchase up to 900,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated October 31, 1997.

10.13          Form  of   Subscription   Agreement   dated  November  21,  1997,
               incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K dated October 31, 1997.

10.14          Letter  dated  February  4, 1998,  from the Company to Michael B.
               Young, incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Exhibit No.            Description and Method of Filing
-----------            --------------------------------


10.15 Release and Understanding with H. Guntekin Koksal, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.16 Termination Agreement dated March 6, 1998 with Exeter Finance Group, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.17 Agreement dated March 7, 1998, with Munay-Implex, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.18 Agreement dated March 31, 1998, effective as of November 4, 1997, between the Company and Allen & Company Incorporated, incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.19 Subscription Agreement dated April 1, 1998 between the Company and Network Fund III, Ltd., incorporated by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K dated April 3, 1998.

10.20 Form of Subscription Agreement between the Company and certain investors, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 28, 1998.

10.21 Subordinated Loan Agreement dated as of June 4, 1997 between the Company and Allen & Company, Incorporated, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.22          Warrants  issued  to Allen &  Company,  Incorporated  and John G.
               McMillian, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.23 Loan agreements between the Company and Howard Karren dated May 27, 1998 and July 1, 1998, respectively, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.24          1998 Incentive and Nonstatutory Stock Option Plan

10.25 Amendment to License for the Right to Use the Subsurface in the Republic of Kazakhstan, dated December 31, 1998.

10.26 Credit Support and Pledge Agreement between Whittier Ventures, LLC and Chaparral Resources, Inc. dated July 2, 1998, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.27 Warrants issued to Whittier Ventures, LLC, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.28 Settlement Agreement and Release between Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. and Chaparral Resources, Inc., Howard Karren, Whittier Trust Company and James A. Jeffs dated October 30, 1998, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

Exhibit No.            Description and Method of Filing
-----------            --------------------------------

10.29 Warrants issued to Heartland, Inc. of Wichita and Collins & McIlhenny, Inc., as joint tenants and to Don M. Kennedy, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.30 Loan Agreement between Challenger Oil Services, PLC and Chaparral Resources, Inc. dated September 10, 1998, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.31 Promissory Note between Challenger Oil Services, PLC and Chaparral Resources, Inc. dated September 10, 1998, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.32 International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated April 7, 1998

10.33 Amendment No. 1 to the International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated April 7, 1998

10.34 Amendment No. 2 to the International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated March 17, 1999

10.35 Letter Agreement dated March 17, 1999 between Karakuduk-Munay, JSC and Challenger Oil Services, PLC.

10.36 Letter Agreement and Restated Amendment No. 1 to Loan Agreement and Promissory Note dated March 18, 1999 between Challenger Oil Services, PLC and the Company.

21             Subsidiaries  of the  Registrant,  incorporated  by  reference to
               Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

23.1           Consent of Ernst & Young LLP.

23.2           Consent of Ernst & Young Kazakhstan

27             Financial Data Schedule