Form 10-Q
period 1999-03-31
CHAPARRAL RESOURCES INC
filed 1999-05-24
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number: 0-7261


                            CHAPARRAL RESOURCES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          84-0630863
           --------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


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

                            YES |X|      NO |_|

     As of May 17, 1999 Registrant had 977,954 shares of its $0.0001 par value common stock issued and outstanding.

                    Part I - Summarized Financial Information

Item 1 - Financial Statements

                            Chaparral Resources, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                     March 31,      December 31,
                                                      1999             1998
                                                   ------------    -------------
Assets
Current assets:
   Cash and cash equivalents                       $  1,183,000    $    121,000
   Restricted cash                                      711,000         756,000
   Accounts receivable                                   23,000          25,000
   Prepaid expenses                                      80,000          76,000
   Current portion of note receivable                   546,000         420,000
                                                   ------------    ------------
Total current assets                                  2,543,000       1,398,000

Note receivable                                         463,000         589,000

Oil and gas properties and investments
    - full cost method
     Republic of Kazakhstan (Karakuduk Field)-
       Not subject to depletion:                     34,615,000      32,261,000

Furniture, fixtures and equipment                        98,000          93,000
Less accumulated depreciation                           (23,000)        (17,000)
                                                   ------------    ------------
                                                         75,000          76,000
                                                   ------------    ------------

Total assets                                       $ 37,696,000    $ 34,324,000
                                                   ============    ============


See accompanying notes to financial statements

                            Chaparral Resources, Inc.
                     Consolidated Balance Sheets (continued)
                                   (Unaudited)


                                                      March 31,    December 31,
                                                        1999           1998
                                                    ------------   ------------
Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable                           $    358,000   $    223,000
   Accrued liabilities                                   440,000        522,000
   Short-term notes payable, net of discount           4,772,000        940,000
                                                    ------------   ------------
Total current liabilities                              5,570,000      1,685,000

Accrued compensation                                     210,000        210,000
Redeemable preferred stock
  - cumulative, convertible,
     Series A, 50,000 issued and outstanding,
     at stated value, $5.00 cumulative annual
     Dividend, $5,312,500 redemption value             4,938,000      4,850,000
Stockholders' equity:
   Common stock - authorized,  100,000,000 shares
     at March 31, 1999 and December 31, 1998, of
       $.0001 par value; issued and outstanding,
       977,954 and 972,980 shares at
     March 31, 1999 and December 31, 1998                   --             --
   Capital in excess of par value                     48,208,000     47,611,000
   Unearned portion of restricted stock awards          (577,000)       (56,000)
  Preferred stock - 1,000,000 shares authorized,
     75,000 shares designated of Series A                   --             --
    Stock subscription receivable                       (506,000)      (506,000)
   Accumulated deficit                               (20,147,000)   (19,470,000)
                                                    ------------   ------------
Total stockholders' equity                            26,978,000     27,579,000
                                                    ------------   ------------
Total liabilities and stockholders' equity          $ 37,696,000   $ 34,324,000
                                                    ============   ============

See accompanying notes to financial statements

                            Chaparral Resources, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For Three Months Ended
                                                    March 31,        March 31,
                                                      1999             1998
                                                   -----------      -----------
Revenue:
  Oil and gas sales                                $      --        $      --


Costs and expenses:
  Production costs                                        --               --
  Depreciation and depletion                             5,000            2,000
  General and administrative                           433,000          880,000
                                                   -----------      -----------
                                                       438,000          882,000
                                                   -----------      -----------

Loss from operations                                  (438,000)        (882,000)

Other income (expense):
  Interest income                                      406,000          202,000
  Interest expense                                     (54,000)            --
  Equity loss from investment                         (537,000)        (332,000)
  Heartland legal settlement                            34,000             --
                                                   -----------      -----------
                                                      (151,000)        (130,000)
                                                   -----------      -----------

Net loss                                           $  (589,000)     $(1,012,000)
                                                   ===========      ===========

Cumulative annual dividend accrued
  Series A Redeemable Preferred Stock                  (63,000)            --
Discount accretion
  Series A Redeemable Preferred Stock                  (25,000)         (25,000)
                                                   -----------      -----------

Net loss available to common stockholders          $  (677,000)     $(1,037,000)
                                                   ===========      ===========

Basic and diluted earnings per share:
Net loss per share                                 $      (.69)     $     (1.25)
Weighted average number of shares
Outstanding                                            977,388          831,681



See accompanying notes to financial statements

                            Chaparral Resources, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the Three Months Ended
                                                     ---------------------------
                                                       March 31,      March 31,
                                                        1999           1998
                                                     -----------    -----------
Cash flows from operating activities
Net loss                                             $  (589,000)   $(1,012,000)
Adjustments to reconcile net loss to
   Net cash used in operating Activities:
       Equity loss from investment                       537,000        332,000
     Depreciation and depletion                            5,000          2,000
     Stock issued for services and bonuses               194,000        614,000
       Expired stock warrants                           (117,000)          --
     Amortization of note discount                        12,000           --
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                               2,000         68,000
         Prepaid expenses                                 (4,000)        (1,000)
       Increase in:
         Accounts payable & accrued liabilities           53,000        167,000
                                                     -----------    -----------
Net cash used in operating activities                $    93,000    $   170,000

 Cash flows from investing activities
 Additions to property and equipment                 $    (5,000)   $   (45,000)
 Investment in and advances to foreign oil and
    gas properties                                    (2,891,000)    (2,955,000)
 Increase in other assets                                   --             --
                                                     -----------    -----------
    Net cash used in investing activities             (2,896,000)    (3,000,000)

 Cash flows from financing activities
 Net proceeds from notes payable                     $ 3,820,000    $      --
 Restricted cash                                          45,000           --
 Repayment of note payable                                  --             --
                                                     -----------    -----------
 Net cash provided by financing activities             3,865,000           --
                                                     -----------    -----------

 Net increase in cash and
    cash equivalents                                   1,062,000     (2,830,000)
 Cash and cash equivalents at beginning
    of period                                            121,000      3,423,000
                                                     ===========    ===========
 Cash and cash equivalents at end of period          $ 1,183,000    $   593,000
                                                     ===========    ===========



See accompanying notes to financial statements

                            Chaparral Resources, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    General

     Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the notes to the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

3.    Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 1999, substantially all of the Company's assets are invested in the development of the Karakuduk Field, an oil field in the central Asian Republic of Kazakhstan, which will require significant additional funding.

     The Company has incurred recurring operating losses and has no operating assets presently generating cash to fund its operating and capital requirements. The Company's current cash reserves and cash flow from operations are not sufficient to meet the capital spending requirements required to develop the Karakuduk Field through fiscal 1999. Should the Company not meet its capital requirements, the Company's rights to the Karakuduk Field can be terminated. There is no assurance that additional financing will be available, or if available, that it will be timely or on terms favorable to the Company. The Company's continued existence as a going concern is dependent upon the success of future operations, which are, in the near term, dependent on the successful financing and development of the Karakuduk Field, of which there is no assurance.

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

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

4.    Restricted Cash

     As of March 31, 1999, the Company held $711,000 cash on hand, as collateral for loans made by a financial institution to KKM for the acquisition of tangible equipment used in the Karakuduk Field.

5.    Notes Receivable

     On March 31, 1999, the Company had an outstanding note receivable for $1,009,000 from a third-party drilling contractor (Contractor) originally entered into on September 10, 1998. On March 17, 1999, the Company amended the terms of the note to extend the repayment period from twelve to twenty four months, beginning with the first payment made to the Contractor for drilling services provided to Karakuduk Munay, Inc. (KKM). Under the revised terms of the note, the Company will receive principal payments of approximately $42,000 per month, plus accrued interest, through approximately February 2001. As of March 31, 1999, the Company had not received any payments on the note. See Note 8, Subsequent Events.

6.    Notes Payable

     On February 28, 1999, the $975,000 note between the Chase Bank of Texas, N.A. (Chase) and the Company was amended. The revised note requires the Company to make an initial principal payment of $250,000, originally due February 28, 1999, on August 31, 1999, with the remaining principal of $725,000 due on, or before, November 30, 1999. The note accrues interest at a variable prime rate, as determined by Chase. Quarterly interest payments are due on May 31, 1999, August 31, 1999, and November 30, 1999. The Company made the initial interest payment due on February 28, 1999. As of March 31, 1999, the stated prime rate on the note was 7.75%.

     On January 4, 1999, Howard Karren, the Company's former Chairman and Chief Executive Officer, advanced the Company $50,000. The Company is accruing interest at 8% on the advance.

     During January and February 1999, Allen & Company, Incorporated (Allen & Company) loaned the Company, in a series of transactions, a total of $1,750,000, at an interest rate of 8% per annum. On March 31, 1999, the Company issued a promissory note to Allen & Company in the principal amount of $2,769,978, representing an additional $1,000,000 loan to the Company on March 31, 1999, and the retirement of the January and February loans, plus accrued interest. The promissory note bears interest at a rate of 8% per annum and matures on August 31, 1999.

     As collateral for the note, Allen & Company received a security interest in 100% of the Company's shares in Central Asian Petroleum (Guernsey), Ltd. (CAP-G), which owns 50% of KKM. The security interest in the CAP-G shares is subordinated to a similar security interest held by Whittier Ventures, LLC (Whittier) in conjunction with providing collateral for the $975,000 Chase note outstanding as of December 31, 1998. If the Company issues convertible securities on or before March 31, 2000, Allen & Company has the right to exchange the outstanding balance of the note, plus accrued interest, for such convertible securities. The number of convertible securities potentially to be issued will be determined by dividing the outstanding principal balance of the loans, together with accrued but unpaid interest, by the issue price of the convertible securities.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

6.    Notes Payable (continued)

     During March 1999, Whittier loaned the Company an aggregate of $1,000,000 for ongoing operations. The Company issued two notes for $500,000 each, dated March 10, 1999, and March 19, 1999, respectively. The loans are due and payable on August 31, 1999, and accrue interest at 8% per annum. As collateral for the notes, Whittier received a security interest in 100% of the Company's shares in CAP-G. The security interest has identical rights to the one received by Allen & Company above, and is subordinated to the security interest retained by Whittier for providing the collateral for the $975,000 Chase note. If the Company issues convertible securities within one year from the date of each of the notes, Whittier has the right to exchange the outstanding balance of the loans, together with accrued interest, for such convertible securities. The amount of convertible securities potentially to be issued to Whittier will be determined by dividing the outstanding principal balance of the loans, together with accrued but unpaid interest, by the issue price of the convertible securities.

7.    Common Stock and Related Common Stock Warrants

     On January 15, 1999, the Company granted Dr. Jack A. Krug, the President and Chief Operating Officer of the Company, 16,667 shares of the Company's common stock, of which 13,333 shares will vest with respect to 3,333.25 shares on January 15, 2000, 2001, 2002, and 2003. The Company recorded the common stock at its fair value on the date of grant of $719,000, and is amortizing the value of the shares subject to vesting restrictions ratably over four years.

     Certain warrants to purchase the Company's common stock expired relating to a 1998 settlement of a lawsuit by the Company. The Company recognized the fair value of the warrants on the date of grant, $34,000, as other income in 1999.

     On April 21, 1999, the Company's shareholders approved a 1 for 60 reverse stock split, effective immediately. The voting and economic rights of the shareholders of Common Stock and the Series A Redeemable Preferred Stock were not effected by the reverse stock split. On the same date, the shareholders also approved the reincorporation of the Company from Colorado to Delaware. The financial statements included herein retroactively reflect the adjustments to shares outstanding as a result of the reverse stock split and reincorporation. The reincorporation was effected by merging the Company with and into Chaparral Delaware. Upon completion of the reincorporation, the Company ceased to exist in accordance with the Colorado Business Corporation Act and Chaparral Delaware operates the business of the Company under the existing Company name, Chaparral Resources, Inc. Pursuant to the Plan and Agreement of Merger between the Company and Chaparral Delaware, each outstanding share of Common Stock and Series A Preferred Stock will automatically be converted into one share of Chaparral Delaware common stock, par value $0.0001 per share, or preferred stock, no par value, as appropriate. Since there were no shares of the Series B Preferred Stock and the Series C Preferred Stock issued or outstanding, there was no conversion thereof and the Series B Preferred Stock and Series C Preferred Stock ceased to exist.

8.    Series A  Redeemable Preferred Stock

     During 1998, the Company accrued the $250,000 annual dividend on its Series A Redeemable Preferred Stock in the fourth quarter. For 1999, the Company will accrue the dividend on its Series A Redeemable Preferred Stock on a quarterly basis. Management believes this will more fairly present the fair value of its Series A Redeemable Preferred Stock.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

9.    Subsequent Events

     On April 21, 1999, at a special meeting the Company's shareholders approved a one-for-sixty reverse stock split, effective immediately. All references and calculations involving outstanding common stock have been adjusted to reflect the reverse split. On the same date, the shareholders also approved the reincorporation of the Company from Colorado to Delaware.

     On April 30, 1999, warrants expired to purchase 12,500 shares of the Company's common stock at an exercise price of $15 per share. The warrants were originally issued as part of the 1989 Stock Warrant Plan to a former Chairman and Chief Executive Officer and a former Vice President of the Company.

     On April 5, 1999, the government of Kazakhstan decided not to continue its support of the National currency, the tenge and allowed it to float freely against the U.S. dollar. Immediately thereafter, the official exchange rate declined from 87.5 tenge to the U.S. dollar to 142 tenge to the U.S. dollar. The devaluation decreases the tenge realizable value of any U.S. dollar or other hard currency denominated monetary assets held by the Company, and increases the tenge obligation of any U.S. dollar or other hard currency denominated monetary liabilities held by the Company. KKM's financial statements are denominated in U.S. dollars, the only impact will relate to assets and liabilities denominated in tenge. The net impact is not expected to be material to the Company's financial statements.

     On March 30, 1999, KKM entered into a contract with KazakhOil, JSC, the national oil company of Kazakhstan and a shareholder of KKM, for the sale of up to 19,000 tons (138,700 barrels) of the Company's crude oil production in 1999. Under the terms of the contract, the Company has been granted a transit quota to export 19,000 tons of crude oil to the far abroad and near abroad markets, with KazakhOil acting as broker for the sale.

     According to the contract, net revenue to the Company is based upon a formula indexed to the price of Brent crude on the date of sale, adjusted for transportation costs and other minor charges. On April 21, 1999, KKM sold 13,000 tons (95,000 barrels) of crude oil on the world export market for approximately $850,000, net of transportation costs.

     The owner of the drilling rig currently working in the Karakuduk Field, Oil & Gas Exploration Company Cracow, Ltd., terminated its contract with Challenger, subsequent to the amendment to the Challenger drilling contract with KKM. On April 14, 1999, the KKM Board of Directors passed a resolution approving the termination of the drilling contract between KKM and Challenger. Challenger was informed of KKM's decision and, subsequently, received notification of the beginning of arbitration proceedings pursuant to the contract. Drilling in the Field has been suspended temporarily until the arbitration is resolved or until another drilling rig can be procured. KKM is currently exploring strategic alternatives to its drilling program.

     On April 30, 1999, the Company appeared before the Nasdaq Qualifications Hearing Panel. We expect to be notified of the outcome of the hearing before June 30, 1999, however, no assurances can be made as to the Company's continued listing on Nasdaq.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


10.   Investments

     The results from operations of the Company's equity-based investment in KKM are summarized below:

                               Karakuduk-Munay Inc
                  Statement of Expenses and Accumulated Deficit
            For the Three Month Period Ended March 31, 1999 and 1998
                             (Amounts in US Dollars)
                                   (Unaudited)


                                                   For The Three Months Ended
                                                --------------------------------
                                                   March 31,        March 31,
                                                     1999             1998
                                                --------------------------------
Management service fee                             $193,000          120,000
General and administrative expenses                 552,000          363,000
Depreciation of fixed assets                        125,000             -
Interest expense                                    204,000          181,000
                                                --------------------------------

Net loss                                           1,074,000         664,000

Accumulated deficit, beginning of period           7,503,000        4,016,000
                                                --------------------------------

                                                --------------------------------
Accumulated deficit, end period                   $8,577,000       $4,680,000
                                                --------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


1.    Liquidity and Capital Resources

     Since January 1, 1999, the Company raised $3,820,000 through various debt obligations and restructured the existing $975,000 note payable to the Chase Bank of Texas, N.A., deferring a $250,000 principal payment due on February 28, 1999 until August 31, 1999. The loans are fully described in Note 6 of Item 1. The funds have been, and will be, utilized to finance the development of the Karakuduk Field and to satisfy the Company's working capital needs in the short-term. The Company has no assurance that future debt or equity financing will be available, from existing creditors and shareholders, or any other party.

     The Company is currently seeking additional capital. To meet long-term capital needs, the Company is pursuing debt financing and public and/or private equity placements of the Company's common or preferred stock. To satisfy short-term liquidity requirements, the Company is seeking additional short-term debt financing, restructuring of existing loans, if necessary, and revenue from the sale of oil by KKM. The present environment for financing the acquisition or ongoing operations of oil and gas properties is uncertain, due in part, to instability of oil and gas prices in recent years. The Company's small size, and the early stage of development of the Karakuduk Field increases the difficulty of raising financing that may be needed in the future.

     There can be no assurance that the debt or equity financing that might be required to fund the Company's operations and obligations in the future will be available to the Company on economically acceptable terms, if at all. The costs of capital for foreign investments, such as the Karakuduk Field, are typically higher than for similar investments in western countries, such as the United States. If the Company fails to obtain the additional capital required to develop the Karakuduk Field, the Company's investment in the Field may be lost.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recurring operating losses and has no operating assets presently generating sufficient cash to fund its operating and capital requirements. The Company's current cash reserves and cash flow from operations are not sufficient to meet its capital requirements through fiscal 1999.

     The only oil and gas interest of the Company at this time is the Company's investment in Karakuduk-Munay, Inc. (KKM), held through a wholly owned subsidiary of the Company, Central Asian Petroleum (Guernsey) (CAP-G). KKM is a closed joint stock company in Kazakhstan and has the right to develop the Karakuduk Field in western Kazakhstan. As of March 31, 1999, substantially all of the Company's assets are invested in the development of the Karakuduk Field. The Karakuduk Field does not currently produce revenues capable of funding the development of the project, and requires substantial amounts of additional capital.

     The terms of KKM's revised license require an expenditure commitment of $30 million for the year ending December 31, 1999. The expenditures required under the license will be used to conduct drilling operations in the Karakuduk Field, build the required Field infrastructure necessary to support drilling and production activities, and market the crude oil produced. If the 1999 expenditure requirement is not satisfied, KKM's License with the government of Kazakhstan may be terminated and the Company's interest in the Karakuduk Field may be lost.

     On February 14, 1999, KKM spudded Well #101, the first well drilled by the Company in the Karakuduk Field. On April 29, 1999, KKM successfully completed Well #101, which is currently undergoing extended production tests. Test results will be announced as soon as they are available. KKM currently trucks all production to the pipeline terminal at Say-Utes, over 89 km from the Field. KKM has received approval to begin trucking production to the pipeline terminal at Station 6, approximately 30 km from the Field, and is currently preparing Station 6 for use as an offloading facility. Total daily production is presently limited, due to the trucking restrictions and the lack of certain production facilities required for processing additional oil production for delivery to the pipeline.

     On April 21, 1999, KKM sold 13,000 tons (95,000 barrels) of crude oil on the world export market, for approximately $850,000. KKM expects to nominate an additional sale in early June, on either the local or export market. KKM will nominate some or all of the available crude oil production in inventory depending on the available terms at that time. As of May 17, 1999, KKM had approximately 11,500 tons (84,000 barrels) of crude oil stored as inventory in the KazTransOil pipeline. While the current rise in oil prices has increased the potential return on the sale of KKM's crude oil, no assurances can be provided that additional sales will be completed, or, if completed, on terms favorable to Company.

     On March 17, 1999, KKM retroactively amended its drilling contract with Challenger Oil Services, PLC (Challenger), originally entered into on April 7, 1998. The Company is subject to the following terms of the amended contract:

                                                                       Amount
                                                                    ------------

       Operational rate                                             $12,500/Day
       Stand-by-rate with crews                                     11,250/Day
       Stand-by rate without crews                                   8,500/Day
       Rig move rate                                                20,000/Move
       Rig demobilization (one time charge only)                     $250,000
       Lease term                                                     2 years

     The owner of the drilling rig currently working in the Karakuduk Field, Oil & Gas Exploration Company Cracow, Ltd., terminated its contract with Challenger, subsequent to the amendment to the Challenger drilling contract with KKM. In April, KKM notified Challenger of its request to begin arbitration proceedings pursuant to the drilling contract. Drilling in the Field has been suspended temporarily until the arbitration is resolved or until another drilling rig can be procured. KKM is currently exploring strategic alternatives to continue its drilling program.

     On March 31, 1999, the Company requested and received an additional extension to June 30, 1999, from the Overseas Private Investment Corp. ("OPIC") for political risk insurance. OPIC originally granted the Company a binding executed letter of commitment on September 25, 1996. The Company has a standby facility for which it has made eight payments of $31,250 plus three additional payments of $15,625. The Company expects to execute the contract on or before June 30, 1999.

     The Company has no other material commitments for cash outlays and capital expenditures other than for normal operations.

2.    Results of Operations

Three Months Ended March 31, 1999 Compared with the Three Months Ended March 31, 1998

     The Company's operations during the three months ended March 31, 1999, resulted in a net loss of $589,000 compared to a net loss of $1,012,000 for the three months ended March 31, 1998.

2.    Results of Operations (continue)

     Interest income increased by $204,000 from the three months ended March 31, 1998, due to increased financing provided by CAP-G to KKM for the development of the Karakuduk Field. Interest expense increased by $54,000 from the three months ended March 31, 1998, due to $3,800,000 in various short-term borrowings made by the Company during the quarter ended March 31, 1999 along with a $975,000 loan outstanding originally borrowed by the Company in 1998.

     General and adminstrative costs decreased by $444,000 from the quarter ended March 31, 1998, due to a reduction in stock based compensation and expiration of common stock warrants. Without consideration of stock-based compensation , a non-cash item, general and administrative costs increased by $55,000 from the quarter ended March 31, 1998. The Company's equity loss in KKM increased by $205,000, related to increased operational costs associated with the development of the Karakuduk Field.

Inflation.

     The Company cannot control prices in its oil and gas sales, and to the extent the Company is unable to pass on increases in operating costs, it may be affected by inflation.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

     Not Applicable.

                           Part II - Other Information


Item 1 - Legal Proceedings

     The owner of the drilling rig currently working in the Karakuduk Field, Oil & Gas Exploration Company Cracow, Ltd., has terminated its contract with Challenger Oil Services, PLC, the drilling contractor. On April 14, 1999, the KKM Board of Directors passed a resolution approving the termination of the drilling contract between KKM and Challenger. Challenger was informed of KKM's decision and, subsequently, received notification of the beginning of arbitration proceedings pursuant to the contract. Drilling in the Field has been suspended temporarily until the arbitration is resolved or until another drilling rig can be procured. KKM is currently exploring strategic alternatives to its drilling program.


Item 2 - Changes in Securities and Use of Proceeds

     On January 15, 1998, the Company issued 16,667 shares of restricted common stock to Dr. Jack Krug, the President and Chief Operating Officer of the Company, of which 13,333 shares vest with respect to 3,333.25 shares on January 15, 2000, 2001, 2002, and 2003. The Company issued the common stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The guarantor had available all material information concerning the Company. The stock certificate bears an appropriate restrictive legend under the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

         On April 21, 1999, the Company approved a 1 for 60 reverse stock split in a special meeting of the Company's shareholders, effective immediately. The reverse stock split did not impact the rights of the Company's shareholders of either the Common Stock or Series A Preferred Stock, except for reducing the total number of shares outstanding. Each shareholder's proportional voting and economic rights remained unchanged.

Item 6 - Exhibits and Reports on Form 8-K

(a)       Exhibits

         10.1 Employment agreement of Dr. Jack A. Krug dated January 15, 1999.


         27   Financial Data Schedule


(b)       Reports on Form 8-K

     On April 29, 1999, the Company filed a current report on Form 8-K reporting under Item 5 thereof a special meeting of the Company's shareholders to vote on proposals for a 1 for 60 reverse stock split and reincorporation of the Company from the state of Colorado to the State of Delaware.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 17, 1999



                                  Chaparral Resources, Inc.,
                                  a Delaware corporation



                                  By: /s/  Dr. Jack A. Krug
                                      ------------------------------------------
                                      Dr. Jack A. Krug
                                      President and Chief Operating Officer



                                  By: /s/  Michael B. Young
                                      ------------------------------------------
                                      Michael B. Young, Treasurer and Controller
                                      And Principal Accounting Officer

                                  Exhibit Index

         10.1   Employment agreement of Dr. Jack A. Krug dated January 15, 1999.


         27     Financial Data Schedule