Form 10-K/A
period 1998-12-31
CHAPARRAL RESOURCES INC
filed 1999-06-04
CIK 19252

AMENDMENT NO. 1
                                       ON
                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION

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

                            2211 Norfolk, Suite 1150
                              Houston, Texas 77098
                              --------------------
                    (Address of principal executive offices)


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

                                                                 Total Pages ___

                                                               Exhibit Index ___

                                     PART I

ITEM 1. BUSINESS

Business
--------

     Chaparral Resources, Inc. ("Company"), incorporated under the laws of the state of Colorado in 1972, is an independent oil and gas exploration and production company, based in Houston, Texas. In June 1999, the Company plans to move its corporate offices to Golden, Colorado. The Company currently owns all of the outstanding common stock of Central Asian Petroleum Guernsey Limited ("CAP-G") which has a 50% interest in Karakuduk-Munay, Inc. ("KKM"). KKM holds 100% of the rights to develop the Karakuduk Field in the Republic of Kazakhstan ("Kazakhstan").

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

Risks of Operations in Kazakhstan

     As a result of the Company's interest in KKM and the Karakuduk Field, it will be subject to certain risks inherent in the ownership and development of properties in Kazakhstan. The contracts that the Company has with the government of Kazakhstan may be arbitrarily cancelled or forced into re-negotiation. Cancellation or re-negotiation will or is likely to adversely affect the Company's ability to profitably extract oil from the Karakuduk Field. The government of Kazakhstan may impose royalty increases, tax increases and retroactive tax claims against the Company. These taxes would adversely affect the Company's ability to profitably extract oil from the Karakuduk Field because of increased expenses. Expropriation, environmental controls, and other laws and regulations may adversely affect the Company's interest in the Karakuduk Project because of increased costs, inaccessibility or delays.

     Due to the fact that the Company only controls a 50% interest in KKM, the Company must seek the approval of KKM's other two shareholders, KazakhOil JSC ("KazakhOil"), which is the national petroleum company for the Republic of Kazakhstan, and a private Kazakhstan joint stock company, before any major actions are taken by KKM. If the Company is unable to obtain the approval of one of KKM's remaining shareholders, the operations of KKM may come to a standstill, which could result in the loss of KKM's rights to explore and develop the Karakuduk Field. There are no practical mechanisms in the agreement with KazakhOil and the joint stock company to resolve any such stalemate.


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

     Under the terms of OPIC's Expropriation and Interference with Operations insurance coverage, the Company must be able to transfer to OPIC the shares of beneficial interests related to the insured investment, free and clear of all encumbrances. There are certain restrictions on the transfer of shares and assignment of the Company's beneficial interests in KKM. At such time as the Company obtains coverage, the Company will seek a waiver of the transfer restrictions from the shareholders of KKM that are not affiliated with the Company. While there is no assurance the waiver will be obtained, the Company does not anticipate significant problems in obtaining the waiver, if required to secure long- term financing for the benefit of KKM.

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

     During 1998, the oil industry experienced major declines in oil prices worldwide. The Commonwealth of Independent States ("CIS"), and Kazakhstan in particular, were impacted severely, with competition increasing dramatically for limited pipeline capacity required to access the world oil market. Furthermore, instability in the economies of Russia and other CIS countries led to the devaluation of the ruble and weakening of other regional currencies. Competition to sell oil on the world market, in exchange for more stable, western currencies (i.e. the U.S. dollar), drove oil prices in the CIS down even farther than declines in other markets.

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

     On March 30, 1999, KKM entered into a contract with KazakhOil, a shareholder of KKM, to export up to 19,000 tons of crude oil during April 1999. Under the contract, KazakhOil guaranteed KKM the necessary transit quota to sell to export markets outside of Kazakhstan, via the KazTransOil pipeline. As of March 31, 1999, KKM had approximately 18,000 tons of crude oil production stored in the KazTransOil pipeline, and expects to achieve 19,000 tons of cumulative production in early April 1999. KKM expects to sell the entire 19,000 tons of oil during April, with payment expected in late April or May of 1999.

     KKM anticipates that production facilities required to process and transport larger volumes of expected future production from the Karakuduk Field will be completed during 1999. The production facilities currently under construction will initially allow up to 16,000 barrels of oil per day to be transported to the KazTransOil pipeline. Until the production facilities are completed, crude oil production is being placed into storage tanks and then trucked to the pipeline. The number of crude oil trucks operating in the Karakuduk Field has been increased to facilitate 24 hours a day transportation to the pipeline, which allows increased production from existing wells.

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

     KKM is subject to various taxes in Kazakhstan, including, but not limited to, income tax, value added tax ("VAT"), customs duties, excise taxes, property taxes, payroll taxes, and excess profits tax. Furthermore, payments made by KKM to the Company or its subsidiaries may also be subject to additional withholding tax depending upon the type of payment and the country of incorporation of the recipient of the payment. Without consideration of tax treaty benefits, Kazakhstan requires 15% withholding on payments for dividends and interest to foreign persons. Royalties and services are subject to a 20% withholding rate, as well.

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

     Devaluation of Currency. On April 5, 1999, the government of Kazakhstan, with the approval of the International Monetary Fund, allowed the national currency of Kazakhstan, the tenge, to float freely against the U.S. dollar.
Immediately thereafter, the official exchange rate declined from 87.5 tenge to the U.S. dollar to 142 tenge to the U.S. dollar. As of April 12, 1999, the exchange rate was approximately 115 tenge to the U.S. dollar. The devaluation of the tenge significantly decreases the realizable value of tenge monetary assets, but also decreases the financial obligation of tenge denominated liabilities.

     The instability resulting from the tenge devaluation creates uncertainty regarding the future business climate in Kazakhstan and for the Company's investment in KKM. The Company, however, does not expect a material adverse impact to its operations. The majority of KKM's current assets and current liabilities are denominated in U.S. dollars and are unaffected. While statutory tax reporting is done in tenge, the Kazakh government allows revaluation adjustments to step-up the tax basis in assets to offset the effects of Kazakh deflation. KKM expects to utilize the revaluation adjustments to determine taxable income or loss reported to the Kazakh tax authorities.

     Expected revenue from KKM's pending sale of crude oil is denominated in U.S. dollars, although final settlement is expected in tenge based upon the exchange rate on the date of payment. KKM expects future sales to be both denominated and settled in U.S. dollars.

Employees

     As of March 31,1999, the Company had eight full-time employees and one part-time employee. CAP-G operates through its officers and directors and had no employees. KKM had 161 employees and retains independent contractors on an as needed basis through the Company's wholly owned subsidiary, Road Runner Service Company, Inc.

ITEM 2. PROPERTIES

Properties
----------

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

     The ability of the Company to realize the carrying value of its assets is dependent on the Company being able to extract and transport hydrocarbons and finding appropriate markets for their sale. Currently, exports from Kazakhstan are dependent on limited transport routes and, in particular, access to the Russian pipeline system. Domestic markets in Kazakhstan might not permit world market prices to be obtained. Management believes, however, over the life of the project, transportation restrictions will be alleviated and adequate prices will be obtained for hydrocarbons produced from the Karakuduk Field, for the Company to fully recover the carrying value of its assets.

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

     On March 30, 1999, KKM entered into a contract with KazakhOil JSC, a shareholder of KKM, to export up to 19,000 tons of crude oil during April 1999. Under the contract, KazakhOil guaranteed KKM the necessary transit quota to sell to export markets outside of Kazakhstan, via the KazTransOil pipeline. KKM expects to achieve 19,000 tons of cumulative production in early April 1999. KKM nominated 13,000 tons for sale in early April, and expects to sell the remaining 6,000 tons of oil in late April, with payment expected in late April or May of 1999. KKM has no other existing contracts for sales of future crude oil production. Although the management of the Company believes long-term sales contracts for KKM's crude oil production will be available in the future, at terms acceptable to KKM, there is no assurance that any such agreements will ever be obtained by KKM.

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

     The Company is responsible for providing 100% of the funding necessary for the development of the Karakuduk Field, which is not provided by third-party sources. KKM plans to meet its funding requirements through loans from CAP-G to KKM, and through proceeds from the sale of oil extracted by KKM from the Karakuduk Field. As of March 31, 1999, the Company has loaned CAP-G in excess of $25 million to fund KKM's current operations. The Company is attempting to obtain project financing for either CAP G or KKM, which may reduce the amount of loans from the Company to CAP-G.

     KKM first produced crude oil from the Karakuduk Field in December 1997. At present, the oil is transported by truck to the export pipeline at Say-Utes, which is approximately 51 miles from the field. By the end of the second quarter of 1999, it is anticipated that any oil produced will be transported by pipeline from the field to the pipeline terminal to be built at Railroad Station No. 6, which is approximately 18 miles from the Karakuduk Field. During 1998, KKM began construction of an 18-mile pipeline from the field to the Station No. 6 pipeline terminal, capable of transporting up to 16,000 barrels of oil per day to the KazTransOil pipeline. Once construction is completed on the Station No. 6 terminal, allowing direct access into the export pipeline, KKM plans to complete and bring on-line the 18-mile pipeline.

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

     KKM was re-registered on July 24, 1997, with the government of Kazakhstan. The re-registration was required as a result of new legislation in Kazakhstan. The Company believes that KKM is now in compliance with all Kazakhstan laws and regulations relating to the registration requirements for legal entities. The current KKM shareholders' include CAP-G, KazakhOil, and a local Kazakhstan joint stock company. KazakhOil , the national petroleum company of the government of Kazakhstan holds a 40% ownership interest in KKM. The private Kazakhstan joint stock company owns the remaining 10%.

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


     KKM did not sell any oil during 1998. Oil  production  for 1998  represents
100% of KKm's 1998 production,  which was placed into the KazTransOil  pipeline.
While the Company, through CAP-G, owns 50% of KKm, the Company will receive the entire economic benefit from the sale of KKM's initial production. The net proceeds to be received from the same of KKM's 1998 production will be used to partially repay CAP-G's loan to KKM and to fund KKM's ongoing operations, reducing CAP-G's funding commitment to do the same.

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

     * The Company did not sell any significant quantities of oil or gas during these periods. KKM did not sell any oil or gas during the years presented.

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

     On December 31, 1997, KKM delivered by truck to the pipeline oil that KKM had recovered from testing Well No. 21, the first well KKM reentered in the Karakuduk Field. Well No. 21 tested on a sustained flow of 526 barrels of oil per day. The well was subsequently shut-in until additional facilities are put in place to process and transport the combined daily production from Well No. 21 and Well No. 10. In February 1998, Well No. 10 was re-perforated and produced at a sustained test flow rate of 1,450 barrels of oil per day. Well No. 10 was placed on limited production to fill storage tanks and transport trucks that deliver oil to the export pipeline. In March 1999, KKM acquired additional trucks and personnel to increase the amount of daily production currently deliverable to the pipeline terminal. KKM also has begun preparations to workover Well Nos. 7 and 20 and, if the wells are productive, will place them on production at such time as the field facility construction is completed.

     On February 14, 1999, KKM began drilling Well No. 101, reaching total depth in early April. The well has not been completed as of the filing date of this report.

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


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's $0.10 par value common stock is currently traded on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol CHAR. The Company has been advised that the Company's common stock is subject to being de-listed by Nasdaq as a result of the common stock not meeting the minimum bid price requirements. The Company has scheduled a hearing with Nasdaq for April 30, 1999, to request additional time to satisfy Nasdaq's minimum bid price requirements.
Additionally, the Company has requested a special meeting of the Company's shareholder's in late April, 1999 to approve a reverse stock split in which one new share of the Company's common stock would be exchanged for every 60 shares of common stock presently outstanding.

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

                                       Price Range
                             ---------------------------------
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


                                  As of or for   As of or for
                                    the Year       the Year                              As of or for the Year Ended
                                     Ended          Ended        Month of               ----------------------------
                                   December 31,  December 31,    December       November 30,     November 30,  November 30,
                                      1998           1997          1996             1996            1995           1994
                                      ----           ----          ----             ----            ----           ----
Oil and gas sales (1)...........       --             --            --          $  147,000       $ 255,000      $ 374,000
Total revenues..................       --             --            --             147,000         255,000        374,000
Noncash write-down of oil an
 gas properties                        --             --            --             --              619,000        416,000
Net income (loss)...............   (4,266,000)    (2,603,000)    (130,000)     (2,416,000)       (704,000)      (474,000)
Net income (loss) per
  common share..................      (.09)             (.06)        (.00)           (.08)          (0.04)         (0.02)
Working capital.................    (287,000)       3,356,000            *         259,000         366,000        497,000
Total assets....................   34,324,000      23,519,000            *      14,498,000       5,595,000      2,388,000
Long-term obligations and
   redeemable preferred stock       5,060,000       4,710,000            *       1,491,000         461,000
Shareholders' equity............   27,579,000      18,578,000            *      12,114,000       4,920,000      2,035,000

Other Data
----------

Present value of proved reserves       --             --            --             --              427,000      1,084,000
Proved oil reserves (bbls)             --             --            --             --               66,185        111,690
Proved gas reserves (mcf)              --             --            --             --            3,062,417      3,294,730




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

     On July 3, 1998, the Company borrowed $975,000 from the Chase Bank of Texas ("Chase"). The Company subsequently amended the Chase note on December 3, 1998 and on February 28, 1999. Under the restructured terms of the note dated February 28, 1999, the loan accrues interest at an adjustable prime rate, as determined by Chase. As of December 31, 1998, the stated prime rate was 7.75%. Principal payments in the amount of $250,000, plus accrued interest, are due quarterly, beginning on August 31, 1999.

     The $975,000 loan is fully guaranteed with a stand-by letter of credit from Whittier Ventures, LLC, an investor in the Company. In return for issuing the loan guarantee, the Company paid the guarantor $10,000 plus related costs, issued warrants to purchase 20,000 shares of the Company's common stock, and granted the guarantor a security interest in the Company's common stock of Central Asian Petroleum (Guernsey) ("CAP-G").

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

     The Company may seek to obtain additional capital through debt or equity offerings, encumbering properties, entering into arrangements whereby certain costs of development will be paid by others to earn an interest in the properties, or sale of a portion of the Company's interest in the Karakuduk Field. The present environment for financing the acquisition of oil and gas properties or the ongoing obligations of an oil and gas business is uncertain, due in part, to the instability of oil and gas prices in recent years. The Company's small size and the early stage of development of the Karakuduk Field may also increase the difficulty in raising any financing that may be needed in the future. There can be no assurance that the debt or equity financing that might be required to fund the Company's operations and obligations in the future will be available to the Company on economically acceptable terms if at all.

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

     The Company has addressed the availability and integrity of financial systems and the reliability of operational systems. The Company has specifically reviewed the status of readiness for the year 2000 for its management and financial reporting systems in the U.S. and in Kazakhstan, and believes the systems are year 2000 compliant. The Company does not expect to incur any material operating expenses or be required to make significant investment in computer system improvements to become year 2000 compliant.

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

     General and administrative costs increased by $1,363,000 from the year ended December 31, 1997 due mainly to the Company's increase in compensation expense and legal fees. Compensation expense increased by $992,000, primarily due to stock based compensation granted to directors, employees, and consultants of the Company during 1998 plus amortization of prior year equity based compensation. Furthermore, the Company's cash based compensation increased due to the hiring of additional personnel required for normal business operations. Legal fees increased $125,000, primarily relating to the Heartland lawsuit, which was settled on October 30, 1998. The Company's equity loss in KKM, increased $912,000 from the year ended December 31, 1997. These increases are the result of KKM's increased operational activity in Kazakhstan.

     In 1998, the Company settled a lawsuit filed against the Company on November 14, 1997, for a total of $200,000 and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $1.00, exercisable through January 2, 1999. The warrants were recorded at the fair market value of the warrants (approximately $34,000).

     In 1998, the Company recognized a $236,000 extraordinary loss on the extinguishment of long-term debt. The Company has debt obligations of $940,000 outstanding as of December 31, 1998.

     Inflation. The Company cannot control prices in its oil and gas sales and to the extent the Company is unable to pass on increases in operating costs, it may be affected by inflation.


Results of Operations Year Ended December 31, 1997 Compared to Year Ended November 30, 1996

     As mentioned above, during 1997 the Company changed from a fiscal year ended November 30 to a fiscal year ended December 31. The Company's operations during the fiscal year ended December 31, 1997 and the month ended December 31, 1996, resulted in losses before extraordinary items, if any, of $2,389,000 and $130,000, respectively, due to the Company's ongoing transition to international exploration and production operations. The Company's operational loss for December 1996 consisted of miscellaneous corporate level expenses and is immaterial to the overall operational results of the Company.

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





Name of Director or Officer and                                             Principal Occupation
Position in the Company           Since         Age                     During the last Five Years
-----------------------           -----         ---                     --------------------------

John G. McMillian                  1997         72          Mr.  McMillian  has served as the Chairman of the Board of the Company
Chairman                                                    since January 1999. From 1995 to 1997, Mr. McMillian  was retired. Mr.
                                                            McMillian  served  as the  Chairman,  President, and  Chief  Executive
                                                            Officer of  Allegheny &  Western  Energy  Corporation,  an oil and gas
                                                            company, from  1987 to 1995.  Mr. McMillian founded  Northwest  Energy
                                                            Company, a major supplier of natural gas, and  served as its  Chairman
                                                            and   Chief   Executive  Officer from 1973 to 1983. From 1986 to 1989,
                                                            Mr. McMillian was the owner, Chairman and Chief  Executive  Officer of
                                                            Burger Boat Company, a boat  manufacturing company. Mr. McMillian  has served as a  director of  Excalibur  Technologies  and a member of its
                                                            Audit Committee since 1996.

Dr. Jack A. Krug                   1999         53          President  and Chief  Operating  Officer of the Company  since January
President and Chief                                         1999;  A  director,  Vice  President,   and  former  owner  of  Questa
Operating Officer                                           Engineering,  LLC,  prior  to  1999;  First  Deputy  Project  Manager,
                                                            LukOil-AIK,  an oil and gas joint venture in Russia, from October 1994 to December  1998;  First Deputy of Zhetaby Quest an oil and gas joint venture in the Republic of Kazakhstan, from 1993 to November, 1994.


David A. Dahl                      1997         37          Mr. Dahl served as Secretary of the Company from August 1997 until May
                                                            1998. Currently, Mr. Dahl is the President of Whittier Energy Company,
                                                            an oil and gas exploration and production  company, a position that he has held since  1997.  Since  1996,  Mr.  Dahl has also  served as the
                                                            President of Whittier  Ventures,  LLC, a private investment entity. In addition,  since  1993,  Mr. Dahl is also Vice  President  of Whittier
                                                            Trust Company,  a private trust company. From  1990 to  1993, Mr. Dahl was a Vice President of Merus Capital  Management, an investment firm.





Name of Director or Officer and                                             Principal Occupation
Position in the Company           Since         Age                     During the last Five Years
-----------------------           -----         ---                     --------------------------

Ted Collins,  Jr.                  1997         60          Since  1988,  Mr.  Collins has been the  President  of Collins & Ware,
                                                            Inc.,  an  independent  oil and gas  company.  From 1982 to 1988,  Mr.
                                                            Collins  was the  President  of Enron  Oil & Gas  Co.,  an oil and gas
                                                            company.  Beginning  in  1969  and  until  1982,  Mr.  Collins  was an
                                                            Executive  Vice  President and director of American  Quasar  Petroleum
                                                            Co., an oil and gas company.  Mr.  Collins also serves on the Board of
                                                            Directors of Hanover Compression  Company,  MidCoast Energy Resources,
                                                            Inc. and Queen Sand Resources, Inc.

Richard L. Grant                   1998         44          Mr. Grant is the  President of Cabot LNG  Corporation,  an importer of liquefied  natural gas, a position he has held since  September  1988.
                                                            Mr. Grant served in various capacities at Mountaineer Gas Company, the largest natural gas distribution  company in West Virginia,  including
                                                            President,  from  September  1988 to August 1998,  and Executive  Vice
                                                            President  and General  Counsel,  from 1986 to 1988.  Mr. Grant was an engineer for and  legal counsel  with The  Cincinnati  Gas &  Electric
                                                            Company, from 1980 to 1986.

James A. Jeffs                     1999         46          Since 1994,  Mr.  Jeffs has served as Managing  Director and the Chief
                                                            Investment  Officer  for The  Whittier  Trust  Company,  a  trust  and investment  management company, and as a director of M-D International
                                                            Petroleum, Inc., a private oil and gas company. From 1993 to 1994, Mr.
                                                            Jeffs was a Senior Vice  President  of Union Bank of  California.  Mr.
                                                            Jeffs  was  the  Chief  Investment   Officer  for  Northern  Trust  of
                                                            California,  N.A., a trust and investment management company from 1992 to 1993.  Mr. Jeffs was the President of TSA  Capital  Management,  an
                                                            investment  management  company,  and   Chief   Executive  Officer and
                                                            Senior  Vice  President  of Trust  Services  of  America,  a trust and investment management company from 1988 to 1992.

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


Michael B. Young                   1998         30          Treasurer  &  Controller  of  the  Company  since  February  1998  and
Treasurer and Controller                                    Principal Accounting Officer  of the  Company  since  June  1998;  Tax
                                                            Manager in the oil & gas  tax  practice  of  Arthur  Andersen  LLP, an accounting  firm,  from June 1991 to February 1998.




Name of Director or Officer and                                             Principal Occupation
Position in the Company           Since         Age                     During the last Five Years
-----------------------           -----         ---                     --------------------------

Alan D. Berlin                     1997         58          A partner of Aitken Irvin Lewin Berlin Vrooman & Cohn, LLP since 1995.
Secretary                                                   Engaged in the  private  practice  of law for over five years prior to joining Aitken Irvin Lewin Berlin Vrooman & Cohn LLP; Secretary of the
                                                            Company  from  January  1996 to August  1997 and from June 1998 to the present;  President of the  International  Division of Belco Petroleum
                                                            Corp.  from 1985 to 1987 and held various other  positions  with Belco
                                                            Petroleum Corp. from 1977 to 1985; Currently a director of Belco Oil &
                                                            Gas Corp.


     Except as indicated in the above table, no director of the Company is a director of an entity that has its securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

     In connection with the Company's acquisition of all of the stock of Central Asian Petroleum (Delaware), Inc. ("CAP-D") in 1995, the former shareholders of CAP-D were granted certain rights to nominate directors of their choosing for election to the Company's board of directors. In June 1998, the former shareholders of CAP-D agreed to relinquish their rights to future board representation in exchange for the accelerated release from escrow of 1,250,000 shares of the Company's common stock issued to the CAP-D shareholders as part of the Company's acquisition of 100% of CAP-D's stock. As part of the agreement, the escrowed shares will be released upon the earlier of production reaching 2,500 barrels of oil per day for a period of sixty days or when the Company obtains "full project financing," neither which have occurred as of April 15, 1999. The Company recorded the issuance of the escrowed shares in 1995.

     In connection with borrowings in August 1996, the Company agreed to add two directors selected by two of the lenders, Whittier Ventures LLC and Whittier Energy Company (collectively "Whittiers"). In connection with the transactions, James A. Jeffs resigned from the Company's board of directors. At the request of the Whittiers, on December 2, 1996, Arlo G. Sorensen replaced Mr. Jeffs on the Company's board of directors and on January 3, 1997, David A. Dahl was appointed to the Company's board of directors. The Whittiers will have the right to have their two representatives nominated for directors of the Company until the Whittiers no longer have any investment in the Company. In January 1999, Mr. Jeffs was re-appointed as a director of the Company, in addition to Mr. Dahl and Mr. Sorensen.

     There are no other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of the Forms 3 and 4 and any amendments furnished to the Company during the Company's fiscal year ended December 31, 1998, and Form 5 and any amendments furnished to the Company with respect to the same fiscal year, during the Company's fiscal year ended December 31, 1998, the Company believes that its directors, officers, and greater than 10% beneficial owners complied with all applicable filing requirements, except that (i) Mr. Young failed to file, on a timely basis, a report representing one transaction in which Mr. Young received options to acquire shares of common stock and (ii) Mr. Dahl, through his beneficial ownership of shares owned by Whitter Ventures, LLC, failed to file one report, on a timely basis, representing three transactions pursuant to which Whitter Ventures, LLC received warrants to purchase shares of common stock.

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

                                            Summary Compensation Table
                                                                                                               Long-Term
                                                                                                             Compensation
                                                                                Annual Compensation              Awards
                                                                                -------------------              ------
                                Year       Year                 Year                              Other
                               Ended      Ended                 Ended                             Annual     Securities    All Other
    Name and                  December   December   Month of   November                          Compen-     Underlying     Compens-
 Principal Position              31,        31,     December      30,    Salary ($)  Bonus($)   sation ($)   Options (#)  sation ($)
-------------------           --------   --------   --------   --------  ----------  --------   ----------   ----------- -----------

Howard Karren                    1998                                        --         --          --            --          --
Chief Executive Officer and
President from January                     1997                              --         --          --         1,025,000      --
and February 1997,
respectively,                                         1996                   --         --          --            --          --
to January 1999                                                  1996        --         --      $175,000(1)       --          --

                                                                 1995        --         --          --            --          --

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

                          Fiscal Year-End Option Values

     The following table sets forth information concerning unexercised options held by Howard Karren on December 31, 1998:

                                        Number of Securities
                                       Underlying Unexercised                    Value of Unexercised
                                           Options as of                        In-the-Money Options at
                                        December 31, 1998(#)                      December 31, 1998($)
                                   ---------------------------------          --------------------------
Name                               Exercisable/        Unexercisable          Exercisable/ Unexercisable
----                               ------------        -------------          --------------------------
Howard Karren..............        1,025,000               - 0 -               $    -0-         - 0 -

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

                                                                             Amount and Nature          Percent of
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
1600 Huntington Drive
South Pasadena, California 91030

Jack A. Krug                              President and Chief Operating         200,000 (4)                   *
                                          Officer

John G. McMillian                         Chairman of the Board,                460,000 (5)                   *
                                          Director, and Chief Executive
                                          Officer

David A. Dahl                             Director                            5,679,803 (6)                8.84%

Ted Collins, Jr.                          Director                               60,000                       *

James Jeffs                               Director                            2,568,247(7)                 4.38%

Arlo G. Sorensen                          Director                               96,242 (8)                   *

Richard L. Grant                          Director                                     -0-                    *

Howard Karren                             Former President and Chief          1,195,000 (9)                 2.00%
                                          Executive Officer


All Current Directors and Executive                                           9,079,292 (10)                15.03%
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

(6) Includes 75,000 shares underlying currently exercisable options owned by Mr. Dahl, 3,091,056 shares beneficially owned by Whittier Ventures LLC, 282,500 shares underlying currently exercisable warrants beneficially owned by Whittier Ventures LLC, 349,185 shares owned by Whittier Energy Company, 87,500 shares underlying currently exercisable warrants owned by Whittier Energy Company, 1,285,192 shares beneficially owned by Whittier Trust Company, 9,370 shares owned by Whittier Opportunity Fund and 500,000 shares underlying currently exercisable options owned by Whittier Opportunity
     Fund. Although Mr. Dahl has no pecuniary interest in the shares beneficially owned by Whittier Ventures LLC, Whittier Energy Company, Whittier Trust Company or Whittier Opportunity Fund, as the President of Whittier Ventures LLC and Whittier Energy Company, as the Vice President of Whittier Trust Company, and as a Manager of Whittier Opportunity Fund, Mr. Dahl has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares.

(7) Includes 349,185 shares owned by Whittier Energy Company, 87,500 shares underlying currently exercisable options owned by Whittier Energy Company, 1,285,192 shares beneficially owned by Whittier Trust Company, 9,370 shares owned by Whittier Opportunity Fund and 500,000 shares underlying currently exercisable options owned by Whittier Opportunity Fund. Although Mr. Jeffs has no pecuniary interest in the shares beneficially owned by Whittier Energy Company, Whittier Trust Company and Whittier Opportunity Fund, as Vice President of Whittier Energy Company, Vice President of Whittier Trust Company and a Manager of Whittier Opportunity Fund, Mr. Jeffs has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares. Does not include 235,000 shares subject to an escrow agreement which provides that such shares will be released to Mr. Jeffs if the Company's oil and gas interests attain specified performance levels.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Aitken Irvin Lewin Berlin Vrooman & Cohn, LLP, a law firm in which Alan D. Berlin, who is currently the Secretary of the Company and who was a director of the Company from March 1997 to May 1998, is a partner, provides legal services to the Company for which the law firm charges the Company an amount not in excess of the law firm's normal billing rates. The total amount of fees that were paid by the Company to the law firm during the Company's fiscal year ended December 31, 1998 did not exceed 5 of the law firm's gross revenues for the law firm's last full fiscal year. The Company believes that the fees paid to the law firm were reasonable for the services rendered.

     Allen & Company Incorporated, which acted as placement agent in connection with the sale of the Company's Series A Preferred Stock in November 1997, was paid a fee in the form of warrants to purchase 900,000 shares of common stock that were exercisable through November 25, 2002, at an exercise price of $0.01 per share. In March 1999, the Company and Allen & Company entered into an agreement pursuant to which Allen & Company would retain warrants to purchase 700,000 of the original 900,000 shares of common stock; provided, however, the exercise of such warrants is subject to several conditions. In particular, a warrant to purchase one share of common stock is deemed exercisable for each $25 of additional capital arranged by Allen & Company for the Company on or before November 25, 1999. Allen & Company arranged for $2.5 million and $10 million of additional capital for the Company during April 1998 and July 1998, respectively; consequently, warrants to purchase 500,000 of the 700,000 shares of common stock are currently exercisable.

     The Company borrowed $900,000 from Allen & Company and $100,000 from Mr. McMillian in June 1998, at an interest rate of 7% per annum. In connection with such loans, the Company issued to (i) Allen & Company warrants to purchase 975,000 shares of common stock and (ii) Mr. McMillian warrants to purchase 25,000 shares of common stock. The warrants expire on November 25, 2002 and have an exercise price of $3.50 per share. The Company recorded such warrants at their fair value of $367,000 at the time of issuance as a discount of the loans to be amortized over the life of the loans. The loans were repaid, together with interest, in August 1998.

     In July 1998, Whittier Ventures, LLC provided a stand-by letter of credit as collateral for a $975,000 loan from the Chase Bank of Texas, N.A. to the Company. In return for issuing the loan guarantee, the Company paid Whittier $10,000 plus related costs, issued warrants to purchase 20,000 shares of common stock at $0.01 per share, and granted Whittier a security interest in capital stock of Central Asian Petroleum (Guernsey) ("CAP-G"), a subsidiary of the Company. In March 1999, Whittier loaned the Company, in two transactions, an aggregate of $1.0 million at an interest rate of 8% per annum. The loans are due and payable on or before August 31, 1999. If the Company issues convertible securities within one year from the date of each of the notes, Whittier has the right to exchange the outstanding balance of the loans, together with accrued and unpaid interest, for such convertible securities. The amount of convertible securities issuable to Whittier is determined by dividing the outstanding principal balance of the loans, together with accrued but unpaid interest, by the issue price of the convertible securities.

     Allen & Company loaned, at an interest rate of 8% per annum, to the Company, in three transactions, an aggregate of $700,000 in January 1999 and, in three transactions, an aggregate of $1,050,000 in February 1999. The Company issued a promissory note during March 1998 in the principal amount of $2,769,978.08 to Allen & Company, representing an additional $1,000,000 loan to the Company by Allen & Company and retiring the January and February loans. The promissory note bears interest at a rate of 8% per annum and matures on August 31, 1999. The promissory note is secured in the same manner and is convertible on the same terms and conditions as the July 1998 loan by Whitter to the Company.

     The Company borrowed $75,000 in May 1998 and $20,000 in July 1998 from Howard Karren. The loans from Mr. Karren were repaid in July 1998, together with interest at an interest rate of 8% per annum.

     In January 1998, the Board granted each director 10,000 shares of common stock for their service as a director.

     The Company granted Michael B. Young, in connection with the commencement of his employment with the Company in February 1998, (i) a five year option to purchase 50,000 shares of common stock at an exercise price of $2.25 per share and (ii) 40,000 shares of common stock that, subject to certain conditions, vested as to 10,000 shares on each of January 30, 1998 and 1999, and will vest as to 10,000 shares on each of January 30, 2000, and 2001.


                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.
            ---------------------

         Table of Contents

         Chaparral Resources, Inc.
         -------------------------
         Report of Independent Auditors....................................  33
         Consolidated Balance Sheets-As of December
           31, 1998 and December 31, 1997 .................................  34
         Consolidated Statements of Operations-Years ended
            December 31, 1998,  December 31, 1997, November 30,
            1996 and the month ended December 31,1996......................  36
         Consolidated Statements of Cash Flows-Years ended
            December 31, 1998, December 31, 1997, November 30,
           1996 and the month ended December 31, 1996......................  37
         Consolidated Statement of Changes in Stockholders' Equity-
            Year ended December 31, 1998, Thirteen months ended
            December 31, 1997 and the year ended November 30, 1996.........  40
         Notes to Consolidated Financial Statements........................  41
         Supplemental Information - Disclosures About Oil
            and Gas producing Activities - Unaudited.......................  59

         Karakuduk-Munay, Inc.
         Report of Independent Auditors ...................................  63
         Balance Sheets-As of December 31, 1998 and 1997 ..................  64
         Statements of Expenses and Accumulated Deficit-
           Years ended December 31, 1998, 1997 and 1996....................  65
         Statements of Cash Flows-Years ended December 31,
           1998, 1997 and 1996 ............................................  66
         Statements of Shareholders' Deficit...............................  67
         Notes to the Financial Statements ................................  68

         (a)(2)  Financial Statement Schedules.
                 ------------------------------

     All schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (b)  Current Reports on Form 8-K.
              ----------------------------

     The Company did not file any Current Reports on Form 8-K during the last fiscal quarter ended December 31, 1998.

     (c) Exhibits


No.               Description and Method of Filing
---               --------------------------------

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

Exhibit No.    Description and Method of Filing
-----------    --------------------------------

10.4 Agreement dated August 30, 1995 for Exploration Development and Production of Oil in Karakuduk Oil Field in Mangistan Oblast of the Republic of Kazakhstan between Ministry of Oil and Gas Industries of the Republic of Kazakhstan for and on Behalf of the Government of the Republic of Kazakhstan and Joint Stock Company of Closed Type Karakuduk Munay Joint Venture, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended Novembe

10.5 License for the Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

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

10.8           Form of Warrant  issued to Black  Diamond  Partners  LP, Clint D.
               Carlson, John A. Schneider, Victory Ventures LLC, Whittier Energy Company and Whittier Ventures LLC in connection with loans made by them to Chaparral Resources, Inc. in November and December 1996 and to Black Diamond Partners LP, Clint D. Carlson, Wittier Energy Company and Whittier Ventures LLC in July 1997 in connection with the same loans, incorporated by reference to
               Exhibit 10.3 to the Company's Quarterly Report quarter ended June 30, 1997.

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

10.12 Warrant Certificate entitling Allen & Company, Incorporated to purchase up to 900,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated October 31, 1997.

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

10.17 Agreement dated March 7, 1998, with Munay-Imp ex, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.18 Agreement dated March 31, 1998, effective as of November 4, 1997, between the Company and Allen & Company, Incorporated, incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

10.32 International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Mu nay, Inc., dated April 7, 1998

10.33 Amendment No. 1 to the International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, Inc., dated April 7, 1998.

10.34 Amendment No. 2 to the International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, Inc., dated March 17, 1999.

10.35 Letter Agreement dated March 17, 1999, between Karakuduk-Munay, Inc. and Challenger Oil Services, PLC.

10.36 Letter Agreement and Restated Amendment No. 1 to Loan Agreement and Promissory Note dated March 18, 1999, between Challenger Oil Services, PLC and the Company.

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




                            By       /s/ Michael B. Young
                                     -------------------------------------------
                                     Michael B. Young, Treasurer, Controller,
                                             and Principal Accounting Officer



Dated April 14, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                  Name and Title                   Signature
----                  --------------                   ---------



April 14, 1999        Ted Collins, Jr., Director        /s/ Ted Collins, Jr.
                                                        ------------------------

April 14, 1999        David A. Dahl, Director           /s/ David A. Dahl
                                                        ------------------------

April 14, 1999        James A. Jeffs, Director          /s/ James A. Jeffs
                                                        ------------------------

April 14, 1999        Richard L. Grant, Director        /s/ Richard L. Grant
                                                        ------------------------

April 14, 1999        John G. McMillian, Director       /s/ John G. McMillian
                                                        ------------------------

April 14, 1999        Arlo G. Sorensen Director         /s/ Arlo G. Sorensen
                                                        ------------------------





April 14, 1999                                   *By    /s/ Dr. Jack A. Krug
                                                        ------------------------
                                                        Dr. Jack A. Krug,
                                                        Attorney-in-Fact

                        Consolidated Financial Statements

                            Chaparral Resources, Inc.


                               Years ended December 31, 1998, December 31, 1997,
               and November 30, 1996 and the One Month Period ended December 31,
                                       1996 with Reports of Independent Auditors

                                    CHAPARRAL
                            CHAPARRAL RESOURCES, INC.

                        Consolidated Financial Statements








                                    Contents

Chaparral Resources, Inc.

Report of Independent Auditors ............................................33

Audited Consolidated Financial Statements

Consolidated Balance Sheets ...............................................34
Consolidated Statements of Operations......................................36
Consolidated Statements of Cash Flows......................................37
Consolidated Statements of Changes in Stockholders' Equity.................40
Notes to Consolidated Financial Statements.................................41


Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited........................................59

Karakuduk-Munay, Inc.

Report of Independent Auditors.............................................63

Audited Financial Statements

Balance Sheets.............................................................64
Statements of Operations...................................................65
Statements of Cash Flows...................................................66
Statements of Shareholders' Deficit........................................67
Notes to Financial Statements..............................................68

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


                                                 /S/ ERNST & YOUNG LLP

Houston, Texas
April 8, 1999



                                             CHAPARRAL RESOURCES, INC.

                                            CONSOLIDATED BALANCE SHEETS





                                                                           December 31            December 31
                                                                              1998                   1997
                                                                         ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                             $    121,000            $  3,423,000
   Restricted cash (Note 3)                                                   756,000                    --
   Accounts receivable                                                         25,000                 102,000
   Prepaid expenses                                                            76,000                  62,000
   Current portion of note receivable (Note 4)                                420,000                    --
                                                                         ------------------------------------
   Total current assets                                                     1,398,000               3,587,000

   Note receivable (Note 4)                                                   589,000                    --

   Oil and gas properties and investments - full cost method
       Republic of Kazakhstan (Karakuduk Field)--
       Not subject to depletion (Notes 5 and 6):                           32,261,000              19,922,000

Furniture, fixtures and equipment                                              93,000                  13,000
Less accumulated depreciation                                                 (17,000)                 (3,000)
                                                                         ------------------------------------
                                                                               76,000                  10,000
                                                                         ------------------------------------

Total assets                                                             $ 34,324,000            $ 23,519,000
                                                                         ====================================

See accompanying notes






                                             CHAPARRAL RESOURCES, INC.

                                            CONSOLIDATED BALANCE SHEETS







                                                                       December 31           December 31
                                                                          1998                   1997
                                                                       ---------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable                                              $ 223,000              $  177,000
   Accrued liabilities:
        Accrued compensation                                             418,000
       Accrued other                                                     104,000                  54,000
   Current portion of note payable, net of discount (Note 7)             940,000                    --
                                                                       ---------------------------------
Total current liabilities                                              1,685,000                 231,000

Accrued compensation (Note 13)                                           210,000                 210,000
Redeemable preferred stock (Note 10)- cumulative, convertible,
     Series A, 50,000 issued and outstanding,
     at stated value, $5.00 cumulative annual
     dividend, $5,250,000 redemption value                             4,850,000               4,500,000
Stock Subscription - 0 shares subscribed at
      December 31, 1998 175,000 shares subscribed
      (25,000 Series A; 75,000 Series B;
      75,000 Series C) at December 31, 1997                                 --                      --
Stockholders' equity (Note 8):
   Common stock - authorized, 100,000,000 shares
     at December 31, 1998 and December 31, 1997, of
     $.10 par value; issued and outstanding,
     58,378,790 and 49,720,456 shares at
     December 31, 1998 and December 31, 1997                           5,837,000               4,971,000
   Capital in excess of par value                                     41,774,000              30,340,000
   Unearned portion of restricted stock awards                           (56,000)               (109,000)
   Preferred stock - 1,000,000 shares authorized,
     225,000 shares  designated of
     Series A, B, and C as per above                                        --                      --
   Stock subscription receivable (Note 10)                              (506,000)             (1,770,000)
   Accumulated deficit                                               (19,470,000)            (14,854,000)
                                                                    ------------------------------------
Total stockholders' equity                                            27,579,000              18,578,000
                                                                    -------------------------------------
Total liabilities and stockholders' equity                          $ 34,324,000            $ 23,519,000
                                                                    ====================================

See accompanying notes.





                                                            35



                                             CHAPARRAL RESOURCES, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS






                                                     Year Ended         Year Ended         Month Ended         Year Ended
                                                     December 31        December 31        December 31         November 30
                                                        1998                 1997              1996               1996
                                                     ---------------------------------------------------------------------
Revenue:
 Oil and gas sales                                   $       --         $       --         $       --         $    147,000

Costs and expenses:
 Production costs                                            --                 --                 --               37,000
 Depreciation and depletion                                14,000              7,000               --                3,000
 General and administrative                             3,017,000          1,654,000            118,000          1,468,000
                                                    ----------------------------------------------------------------------
                                                        3,031,000          1,661,000            118,000          1,508,000
                                                    ----------------------------------------------------------------------

Loss from operations                                   (3,031,000)        (1,661,000)          (118,000)        (1,361,000)

Other income (expense):
 Interest income                                        1,184,000            421,000              4,000            154,000
 Interest expense                                        (205,000)          (298,000)           (17,000)           (90,000)
   Equity in loss from investment (Note 5,             (1,744,000)          (832,000)              --             (971,000)
       Note 6, and Note 19)
   Legal settlement (Note 9)                             (234,000)              --                 --                 --
 Other, net                                                  --              (19,000)             1,000             89,000
                                                     ---------------------------------------------------------------------
                                                         (999,000)          (728,000)           (12,000)          (818,000)
                                                     ---------------------------------------------------------------------

Loss before extraordinary item                         (4,030,000)        (2,389,000)          (130,000)        (2,179,000)

Extraordinary loss on extinguishment of
     long-term debt                                      (236,000)          (214,000)              --             (237,000)
                                                     ---------------------------------------------------------------------

Net loss                                             $ (4,266,000)      $ (2,603,000)      $   (130,000)      $ (2,416,000)
                                                     =====================================================================

Basic and diluted earnings per share:
Net loss per share before extraordinary item         $       (.08)      $       (.05)      $       --         $       (.07)
Extraordinary loss per share                         $       (.01)      $       (.01)      $       --         $       (.01)
Loss per share                                       $       (.09)      $       (.06)      $       --         $       (.08)
Weighted average number of shares
 outstanding                                           53,908,649         41,561,432         37,526,517         32,081,382


See accompanying notes


                                                              36
<



                                             CHAPARRAL RESOURCES, INC.

                                       CONSOLIDATED STATEMENTS OF CASHFLOWS






                                                        Year ended      Year ended        Month Ended        Year Ended
                                                        December 31     December 31       December 31        November 30
                                                           1998             1997              1996              1996
                                                      -----------------------------------------------------------------
 Cash flows from operating activities
 Net loss                                             $(4,266,000)      $(2,603,000)      $  (130,000)      $(2,416,000)
 Adjustments to reconcile net loss to
   net cash used in operating
  Activities:
   Equity loss from investment                          1,744,000           832,000              --             971,000
   Depreciation and depletion                              14,000             7,000              --               4,000
   Loss on the sale of oil and gas properties                --               3,000            (3,000)             --
   Bad debt expense                                        29,000            37,000              --                --
   Write-down of oil and gas properties                      --              30,000              --                --
   Stock issued for services and bonuses                  600,000            78,000              --                --
   Stock options issued for services and bonuses          113,000           117,000              --                --
   Warrants issued for legal settlement                    34,000              --                --                --
   Amortization of note discount                          154,000           198,000              --                --
   Loss on extinguishment of debt                         236,000           214,000              --             237,000
   Changes in assets and liabilities:
     (Increase) decrease in:
              Accounts receivable                          48,000          (129,000)           51,000            25,000
              Prepaid expenses                            (14,000)          (59,000)             --              10,000
              Note receivable                          (1,009,000)             --                --                --
              Other                                          --              95,000              --                --
     Increase (decrease) in:
              Accounts payable                             46,000           177,000           (44,000)          108,000
              Accrued liabilities other                    50,000            19,000           (19,000)         (317,000)
              Accrued compensation                        418,000              --                --             385,000
                                                      -----------------------------------------------------------------

Net cash used in operating activities                 $(1,803,000)      $  (984,000)      $  (145,000)      $  (993,000)






                                             CHAPARRAL RESOURCES, INC.

                                 CONSOLIDATED STATEMENTS OF CASHFLOWS (CONTINUED)






Cash flows from investing activities

Additions to property and equipment             $    (80,000)   $     (6,000)   $       --      $       --
Investment in and advances to foreign oil and
   gas properties                                (14,083,000)     (6,504,000)        (17,000)     (6,936,000)
Proceeds from sale of interest in oil and gas
   properties - domestic                                --           282,000            --           161,000
Increase in other assets                                --              --              --           (74,000)
                                                ------------    ------------    ------------    ------------
     Net cash used in investing activities       (14,163,000)     (6,228,000)        (17,000)     (6,849,000)


Cash flows from financing activities

Net proceeds from notes payable                 $  2,045,000    $    300,000    $    500,000    $  1,650,000
Restricted cash                                     (756,000)           --              --              --
Payable for CAP-G shares                                --          (744,000)           --              --
Repayment of note payable                         (1,095,000)       (450,000)       (200,000)       (750,000)
Proceeds from warrant exercise                        20,000       3,309,000            --           316,000
Net proceeds from redeemable preferred stock
   issuance                                             --         5,000,000            --              --
Net proceeds from private placement               12,450,000       2,300,000            --         6,907,000
                                                ------------    ------------    ------------    ------------
Net cash provided by financing activities         12,664,000       9,715,000         300,000       8,123,000
                                                ------------    ------------    ------------    ------------

Net increase in cash and cash equivalents         (3,302,000)      2,503,000         138,000         281,000
Cash and cash equivalents at beginning
    of period                                      3,423,000         920,000         782,000         501,000
                                                ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period      $    121,000    $  3,423,000    $    920,000    $    782,000
                                                ============    ============    ============    ============





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



                                                           39



                                                     CHAPARRAL RESOURCES, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                          Common Stock         Capital in      Stock        Unearned
                                     ---------------------   Excess of Par  Subscription   Restricted     Accumulated
                                      Shares       Amount         Value      Receivable   Stock Awards     Deficit         Total
                                     ---------------------------------------------------------------------------------------------

Balance at November 30, 1995         20,484,192   2,048,000    12,577,000        --             --       (9,705,000)     4,920,000
Warrants exercised for
    capital stock                       857,325      86,000       230,000        --             --             --          316,000
Conversion of debentures for
   capital stock                        600,000      60,000       204,000        --             --             --          264,000
Investment in affiliate               1,585,000     159,000     1,674,000        --             --             --        1,833,000
Capital stock issued in
   private placement                 14,000,000   1,400,000     5,507,000        --             --             --        6,907,000
Debt issuance costs-stock
   warrants issued                         --          --         290,000        --             --             --          290,000
Net loss                                   --          --            --          --             --       (2,416,000)    (2,416,000)
                                     ---------------------------------------------------------------------------------------------
Balance at November 30, 1996         37,526,517   3,753,000    20,482,000        --             --      (12,121,000)    12,114,000
Warrants exercised for capital
  stock                               5,648,077     564,000     2,745,000        --             --             --        3,309,000
Conversion of debentures for
   capital stock                      2,169,732     216,000     1,333,000        --             --             --        1,549,000
Capital stock issued for services        87,669       9,000        69,000        --             --             --           78,000
Stock options issued for services          --          --         227,000        --         (109,000)          --          118,000
Capital stock issued for accrued
    compensation                        350,000      35,000       140,000        --             --             --          175,000
Capital stock issued for
  investment in affiliate               400,000      40,000       960,000        --             --             --        1,000,000
Capital stock issued in private
   placement                          3,538,461     354,000     1,946,000        --             --             --        2,300,000
Debt issuance costs--stock
  warrants issued                          --          --         168,000        --             --             --          168,000
Preferred stock issuance and
    related common stock warrants          --          --       2,270,000  (1,770,000)          --             --          500,000
Net loss                                   --          --            --          --             --       (2,733,000)    (2,733,000)
                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 1997         49,720,456   4,971,000    30,340,000  (1,770,000)      (109,000)   (14,854,000)    18,578,000
Warrants exercised for capital
  stock                                  80,000       8,000        12,000        --             --             --           20,000
Conversion of debentures for
   capital stock                           --          --            --          --             --             --             --
Capital stock issued for services       245,000      25,000       620,000        --          (45,000)          --          600,000
Stock options issued for service           --          --          34,000        --          (34,000)          --             --
Stock options expired                      --          --         (19,000)       --           17,000           --           (2,000)
Amortization of restricted stock
   awards                                  --          --            --          --          115,000           --          115,000
Capital stock issued in private
   placement                          8,333,334     833,000    11,617,000        --             --             --       12,450,000
Legal Settlement
   warrants issued                         --          --          34,000        --             --             --           34,000
Debt issuance costs--stock
  warrants issued                          --          --         400,000        --             --             --          400,000
Preferred stock issuance and
    related common stock warrants          --          --      (1,264,000)  1,264,000           --             --             --
Cumulative dividend Series A
    Redeemable Preferred Stock             --          --            --          --             --         (250,000)      (250,000)
Discount accretion on redeemable
   preferred stock                         --          --            --          --             --         (100,000)      (100,000)
Net loss                                   --          --            --          --             --       (4,266,000)    (4,266,000)
                                     ---------------------------------------------------------------------------------------------
Balance at December 31, 1998         58,378,790   5,837,000    41,774,000    (506,000)       (56,000)   (19,470,000)    27,579,000
                                     =============================================================================================


See accompanying notes.


                                                         40

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

In  order  to  unite  the  reporting  period  of the  Company  with  that of its subsidiaries, the fiscal year of the Company was changed to a December 31 year-end from the previous November 30 year-end. This change took effect on May 29, 1997. As a result of this change, a statement of operations and cash flows for the year ended November 30, 1996 and the month ended December 31, 1996, are presented.

In 1995, the Company's ownership in CAP-G increased from 25% to 45%. The Company acquired an additional 45% interest in CAP-G in 1996. In 1997, the Company concluded the acquisition of the remaining 10% minority interest in CAP-G, increasing its total ownership to 100%.

CAP-G owns a 50% interest in Karakuduk-Munay, Inc.. ("KKM"), a Kazakhstan joint stock company, which is a participant in an agreement for the exploration, development and production of oil in the Karakuduk Field. The Company shares control of KKM through participation on the Board and accordingly accounts for its investment using the equity method.

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

                           CHAPARRAL RESOURCES, INC.

1. Summary of Significant Accounting Policies and Organization (Continued)

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

                            CHAPARRAL RESOURCES, INC.

1. Summary of Significant Accounting Policies and Organization (Continued)

Loss Per Common Share (Continued)

Diluted loss per share is not presented because the exercise of 3,483,500 stock options and 4,554,500 warrants are antidilutive. In addition, the effect of the conversion of the convertible preferred stock into 2,335,178 shares of common stock is also antidilutive.

The following table sets forth the computation of the numerator for purposes of determining basic and diluted loss per share.


                                                     Year ended         Year ended         Month Ended        Year Ended
                                                     December 31        December 31        December 31        November 30
                                                       1998                1997               1996              1996
                                                    --------------------------------------------------------------------
Loss before extraordinary item                      ($4,030,000)       ($2,389,000)       ($  130,000)       ($2,179,000)
Cumulative annual dividend
    Series A Redeemable Preferred Stock                (250,000)              --                 --                 --
Discount accretion
   Series A Redeemable Preferred Stock                 (100,000)              --                 --                 --
                                                    --------------------------------------------------------------------
Numerator for basic and diluted loss per share      ($4,380,000)       ($2,389,000)       ($  130,000)       ($2,179,000)
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

                            CHAPARRAL RESOURCES, INC.

1. Summary of Significant Accounting Policies and Organization (Continued)

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

The Company has incurred recurring operating losses and has no operating assets presently generating cash to fund its operating and capital requirements. The Company's current cash reserves and cash flow from operations will not be sufficient to meet the expenditure requirements required of KKM by its operating license through 1999. Should the Company not meet its expenditure requirements under the license agreement to develop the Karakuduk Field, the Company's rights under the agreement can be terminated (see Note 16). The Company believes that additional financing will be available; however, there is no assurance that additional financing will be available, or if available, that it is timely or on terms favorable to the Company. The Company's continued existence as a going concern is dependent upon the success of future KKM operations, which are, in the near term, dependent on the successful financing and development of the Karakuduk Field, of which there is no assurance.

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

Costs capitalized to Oil and Gas Investments consist of:

                                                   December 31,     December 31,
                                                      1998             1997
                                                  -----------------------------

Oil and Gas Investments:
  Investments in KKM common stock                 $    100,000     $    100,000
  Advances to and interest due from KKM             23,380,000        9,820,000
  Acquisition costs                                 10,613,000       10,613,000
  Other capitalizable costs                          1,715,000        1,192,000
                                                  -----------------------------
Total gross oil and gas investments                 35,808,000       21,725,000
  Less: equity losses                               (3,547,000)      (1,803,000)
                                                  -----------------------------
Total oil and gas investment                      $ 32,261,000     $ 19,922,000
                                                  =============================

The condensed financial statements of KKM are as follows:


                                                   December 31,     December 31,
                                                      1998             1997
                                                  ------------------------------
Condensed Balance Sheet
  Current Assets                                  $    730,000     $    796,000
  Non-Current Assets (primarily oil
     and gas properties,
     full cost method)                              19,130,000        7,975,000
  Current Liabilities
    Current Loan Payable to Related Party            3,000,000             --
    Other Current Liabilities                        3,205,000        2,767,000
  Non-Current Liabilities
    Loan Payable to Related Party                   20,380,000        9,820,000
    Other Non-Current Liabilities                      578,000             --
  Common stock                                         200,000          200,000
  Accumulated Deficit                                7,503,000        4,016,000

Condensed Income Statement
  Revenues                                        $       --       $       --
  Cost and Expenses                                  3,488,000        1,665,000
  Net Loss                                        $  3,488,000     $  1,665,000


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

                           CHAPARRAL RESOURCES, INC.

7. Notes Payable

On December 3, 1998, the Company restructured a $975,000 loan that the Company borrowed on July 3, 1998, from the Chase Bank of Texas ("Chase"). Under the new terms, the note accrues interest at an adjustable prime rate, as determined by Chase. As of December 31, 1998 the stated prime rate was 7.75%. Principal payments in the amount of $250,000, plus accrued interest, are due quarterly, beginning on February 28, 1999.

The $975,000 loan is fully guaranteed with a stand-by letter of credit from an investor in the Company. In return for issuing the loan guarantee, the Company paid the guarantor $10,000 plus related costs, issued warrants to purchase 20,000 shares of the Company's common stock (See Note 8), and granted the guarantor a security interest in the Company's common stock of Central Asian Petroleum (Guernsey) ("CAP-G").

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

                           CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

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

                           CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

In April 1996, private investors converted promissory notes totaling $300,000 into 600,000 shares of the Company's common stock at a conversion price of $.50 per share.

During 1997, the Company entered into an agreement to allow the Company to acquire M-D, International Petroleum ("MDI"), a private company. Accordingly, on January 8, 1997 the Company agreed to issue 180,000 shares of the Company's common stock having a value of $90,000 to the potential joint venture partner. Simultaneously, the principal stockholders of MDI put 180,000 shares of the Company's common stock into escrow. These shares would be returned to the Company if the Company did not acquire MDI by July 7, 1997. Under the agreement, the Company was to acquire a 5% joint venture interest for the development of certain natural gas fields in Uzbekistan. The agreement of the Company to acquire MDI was contingent upon the potential joint venture partner successfully obtaining rights to develop the natural gas fields in Uzbekistan. As of July 7, 1997, the agreement with Uzbekistan to develop the natural gas fields had not been obtained. Consequently, the agreement by the Company to acquire MDI was nullified and the escrowed shares were returned to the Company and retired.

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

                           CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

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

                           CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:
                                       Year ended     Year ended    Month ended
                                       December 31,   December 31,  December 31,
                                          1998            1997          1996
                                       ----------------------------------------

Net Loss under APB 25                  (4,616,000)    (2,603,000)      (130,000)

Effect of FASB 123                       (190,000)      (525,000)          --
                                       -----------------------------------------

Pro forma Net Loss                     (4,806,000)    (3,128,000)      (130,000)
                                       ========================================

Pro forma Basic and Diluted
Earnings per Share                     $    (0.09)    $    (0.08)    $     --

                            CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

A summary of the Company's stock option activity and related information for the periods ended follows:



                                                 Shares                  Weighted            Weighted
                                                  Under              Average Exercise         Average
                                                 Option                   Price             Fair Value
                                               -------------------------------------------------------
Unexercised options outstanding -
      November 30, 1996                             --                       --
Options Granted                                3,342,000                $   1.11            $   0.59
Options Exercised                                   --                       --
Options Cancelled                                   --                       --
                                               -----------------------------------------------------
Unexercised options outstanding -
      December 31, 1997                        3,342,000                $   1.11
Options Granted                                  297,500                $   1.63            $   1.09
Options Exercised                                   --                       --
Options Cancelled                               (156,000)               $   1.54
                                               -----------------------------------------------------
Unexercised options outstanding -
      December 31, 1998                        3,483,500                $   1.13

Price range $0.72-$1.00
      (weighted-average contractual
       life of 4.2 years)                      1,817,000                $   0.76
Price range $1.34-$2.43
      (weighted-average contractual
       life of 3.7 years)                      1,666,500                $   1.53

Exercisable options
      November 30, 1996                             --                      --
      December 31, 1997                          200,000                $   0.83
      December 31, 1998                        3,297,000                $   1.11




                                       52

                            CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

The following table summarizes all common stock purchase warrant activity for the year ended December 31, 1998:

                                           Number of                     Exercise
                                            Stock                         Price
                                           Warrants                       Range
                                          --------------------------------------------

Outstanding, November 30, 1995            2,407,325               $       0.25 - $0.40
Granted                                   1,439,500               $    0.00001 - $0.40
Exercised                                  (857,325)              $       0.25 - $0.40
                                          --------------------------------------------
Outstanding, November 30, 1996            2,989,500               $    0.00001 - $0.28
Granted                                   6,426,923               $       0.01 - $1.25
Exercised                                (5,648,077)              $       0.25 - $0.65
Expired                                    (153,846)              $       0.25 - $0.65
                                          --------------------------------------------
Outstanding, December 31, 1997            3,614,500               $    0.00001 - $1.25
Granted                                   1,220,000               $        .01 - $3.50
Exercised                                   (80,000)              $                .40
Expired                                    (200,000)              $                .25
                                          --------------------------------------------
Outstanding, December 31, 1998            4,554,500               $    0.00001 - $3.50
                                          ============================================

The following table summarizes the price ranges of all common stock purchase warrants outstanding as of December 31, 1998:

               Stock Warrants Outstanding as of December 31, 1998
               --------------------------------------------------
                   Number of Warrants           Exercise Price
                   -------------------------------------------
                      1,000,000                      $3.50
                        200,000                      $1.00
                        100,000                      $0.85
                        100,000                      $1.25
                        750,000                      $0.28
                        462,500                      $0.25
                        920,000                      $0.01
                      1,022,000                      $.00001
                      --------------------------------------

                      4,554,500           $0.00001 - $3.50


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

The Series A Redeemable Preferred Stock is subject to mandatory redemptions, beginning on November 30, 2002. As of December 31, 1998, the schedule of redemptions of the stated value, plus any unpaid dividends, is as follows:

                    Year                           Amount
                    ---------------------------------------
                    1999                                  -
                    2000                                  -
                    2001                                  -
                    2002                         $1,750,000
                    2003 and Thereafter          $3,500,000
                                                 ----------

                    Total                        $5,250,000
                    =======================================

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

                            CHAPARRAL RESOURCES, INC.

10. Redeemable Preferred Stock and Related Common Stock Warrants (Continued)

Allen & Company, Incorporated ("Allen & Company"), a significant shareholder of the Company, acted as placement agent in connection with the Agreement. Allen & Company elected to receive its fees in the form of warrants to purchase 900,000 shares of the Company's common stock that were all originally exercisable through November 25, 2002, at an exercise price of $.01 per share. The warrants were recorded at their fair value. Out of the 900,000 warrants issued to Allen & Company, 200,000 directly relate to the issuance of 50,000 shares of the Series A Preferred Stock. The 200,000 warrants were recorded as issuance costs of $500,000, reducing the $5,000,000 proceeds from Series A Preferred Stock. The remaining 700,000 warrants, discussed below, were recorded as a stock subscription receivable. The basis difference of $500,000 upon issuance of the Series A Redeemable Preferred Stock is accreted directly to accumulated deficit for the period through the redemption date. During 1998, the Company increased the carrying value of the Series A Redeemable Preferred Stock by $100,000 to reflect the current year accretion.

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

11. Income Taxes

The following is a summary of the provision for income taxes:

                                                                                      One Month
                                          Year Ended           Year Ended               Ended           Year Ended
                                          December 31,         December 31,          December 31,       November 30,
                                             1998                 1997                  1996                1996
                                         --------------------------------------------------------------------------
Income taxes (benefit) computed
  at federal statutory rate              $(1,493,000)         $  (910,000)             (46,000)         $  (762,000)
Other                                        121,000              (60,000)              (3,000)             (86,000)
Change in asset valuation
  Allowance                                1,372,000              970,000               49,000              848,000
                                         --------------------------------------------------------------------------
Income taxes                             $      --            $      --            $      --            $      --
                                         ==========================================================================

The components of the Company's deferred tax assets and liabilities under FASB No. 109 are as follows:

                                             1998                   1997                   1996
                                         ----------------------------------------------------------

Deferred tax assets:
  Net operating loss carryforwards       $ 6,807,000             $ 5,812,000             $ 4,958,000
  Full cost pool capitalization                 --                      --                   267,000
  Valuation allowance                     (6,807,000)             (5,812,000)             (5,225,000)
                                         -----------------------------------------------------------

Deferred tax assets                      $      --               $      --               $      --
                                         ===========================================================


                                       55

                           CHAPARRAL RESOURCES, INC.

11. Income Taxes (Continued)

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

During 1996, the Company paid a basic consulting fee of approximately $500,000 to MDI, of which the stockholders included two former directors and one current director of the Company, for assistance in seeking means for meeting the Company's funding obligation for the Karakuduk Project. During 1997, the Company paid an additional $180,000 to MDI, but terminated the agreement in the first quarter of 1997.

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

On July 31, 1998, the Company retired two outstanding loans, totaling $95,000, from Howard Karren, the former Chairman and Chief Executive Officer of the Company. The Company borrowed $75,000 on May 27, 1998 and 20,000 on July 1, 1998. The notes were paid during 1998.

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

                            CHAPARRAL RESOURCES, INC.

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

14. Operating leases

The  Company  has  a  noncancelable   operating  lease  for  office  facilities.
Approximate future minimum annual lease payments under the lease are as follows:

                  1999                          $  95,000
                  2000                             99,000
                  2001                            104,000
                  2002                            106,000
                  2003                             26,000
                  ---------------------------------------
                  Total                          $430,000
                                                 ========

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

17. Extraordinary Losses (Continued)

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

On February 28, 1999, the terms relating to the note between Chase and the Company were amended. The $250,000 principal payment that was due on February 28, 1999 was deferred. Under the revised terms, the Company is required to begin making installments in August 1999.

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

19. Karakuduk-Munay, Inc. Financial Statements

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

                            CHAPARRAL RESOURCES, INC.

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



                            CHAPARRAL RESOURCES, INC.

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED



                                       Proved Oil and Gas Reserve Quantities
                                          (All Within the United States)


                                                                      Oil                      Gas
                                                                    Reserves                 reserves
                                                                     (bbls.)                  (Mcf.)
                                                                    ---------------------------------

Balance November 30, 1995                                            66,185                 3,062,417
Revisions of previous estimates                                     (58,749)                   18,703
Sales of reserves                                                      (531)                  (34,417)
Extensions, discoveries and other additions                             267                     6,638
Production                                                           (1,737)                  (96,906)
Transfer to oil and gas properties under agreement
   For sale                                                          (5,435)               (2,956,435)
Balance November 30, 1996                                              --                        --
Revisions of previous estimates                                        --                        --
Sales of reserves                                                      --                        --
Extensions, discoveries and other additions                            --                        --
Production                                                             --                        --
Balance December 31, 1997                                              --                        --
Revisions of previous estimates                                        --                        --
Sales of reserves                                                      --                        --
Extensions, discoveries and other additions                            --                        --
Production                                                             --                        --
                                                                     ----------------------------------
Balance December 31, 1998                                              --                        --
                                                                     ==================================



                          Capitalized Costs Relating to Oil and Gas Producing Activities

                                                            December 31,         December 31,        November 30,
                                                               1998                 1997                1996
                                                            ----------------------------------------------------

Unproved oil and gas properties in the Republic of
        Kazakhstan                                           $22,696,000         $15,934,000         $12,091,000
Proved oil and gas properties                                       --                  --                  --
                                                             ---------------------------------------------------

                                                             $22,296,000         $15,934,000         $12,091,000
                                                             ---------------------------------------------------
Accumulated depreciation, depletion, and amortization
        And valuation allowances                                    --                  --                  --
                                                             ---------------------------------------------------

Net capitalized costs                                        $22,296,000         $15,934,000         $12,091,000
                                                             ===================================================

Company's share of equity method investee's
        Capitalized costs                                    $ 9,565,000         $ 3,988,000         $ 1,143,000
                                                             ===================================================








                                             CHAPARRAL RESOURCES, INC.

                             SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                                          PRODUCING ACTIVITIES-UNAUDITED



                                Costs Incurred in Oil and Gas Property Acquisition,
                                      Exploration, and Development Activities

                                                         Year Ended           Year Ended           Year Ended
                                                         December 31,         December 31,         November 30,
                                                            1998                 1997                 1996
                                                         ------------------------------------------------------------------
Costs Incurred
Property acquisition costs--
   unproved leases:
            United States                                $      --            $      --            $      --
            Republic of Kazakhstan                              --              2,625,000            6,058,000
Property acquisition costs-- proved properties:
            United States                                       --                   --                   --
            Republic of Kazakhstan                              --                   --                   --
Exploration costs
            United States                                       --                   --                   --
            Republic of Kazakhstan                         6,761,000            1,218,000            1,610,000
Development costs
            United States                                       --                   --                   --
            Republic of Kazakhstan                              --                   --                   --
Company's share of equity method investee's
      Costs of property acquisition, exploration,
      And development                                    $ 5,578,000          $ 2,845,000          $   874,000
                                                         -----------------------------------------------------
                                                         $12,339,000          $ 6,688,000          $ 8,542,000
                                                         =====================================================

                                  Results of Operations for Producing Activities


                                                   Year Ended           Year Ended         Year Ended
                                                   December 31,         December 31,       November 30,
                                                      1998                 1997                1996
                                                   ---------------------------------------------------
Revenues
      Sales                                        $    --               $   --               $147,000
      Transfers                                         --                   --                   --
                                                   ---------------------------------------------------
            Total                                       --                   --                147,000
Production Costs                                        --                   --                 37,000
Exploration Expenses                                    --                   --                   --
Depreciation, depletion, and amortization
     and valuation provisions                           --                   --                  3,000
                                                        --                   --                107,000
Income tax expenses                                     --                   --                   --
                                                   ---------------------------------------------------
Results of operations from producing
     Activities (excluding corporate overhead
     And interest costs)                           $    --               $   --               $107,000
                                                   ===================================================
Company's share of equity method investee's
     Results of operations for producing
     Activities                                         --                   --                   --
                                                   ===================================================








                                             CHAPARRAL RESOURCES, INC.

                             SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                                          PRODUCING ACTIVITIES-UNAUDITED



                             Standardized Measure of Discounted Future Net Cash Flows
                            and Changes Therein Relating to Proved Oil and Gas Reserves


The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                                         Thirteen
                                                 Year Ended             Months Ended            Year Ended
                                                December 31             December 31             November 30
                                                   1998                    1997                    1996
                                                -----------------------------------------------------------
Beginning balance                               $       --              $       --              $    27,000
Expenditures which reduced future
   development costs                                    --                      --                     --
Acquisition of proved reserves                          --                      --                     --
Sale of proved reserves                                 --                      --                  (54,000)
Sales and transfers of oil and gas
   produced, net of production costs                    --                      --                 (110,000)
Net increase (decrease) in price                        --                      --                  860,000
Net decrease in costs                                   --                      --                     --
Extensions and discoveries                              --                      --                   17,000
Revisions of previous quantity
   Estimates                                            --                      --                  (91,000)
Accretion of discount                                   --                      --                   99,000
Effect of change in timing and other                    --                      --                  253,000
Transfer to oil and gas properties
   under agreement for sale                             --                      --               (1,401,000)
                                                -----------             -----------             -----------
Ending balance                                  $       --              $       --              $      --
                                                ===========             ===========             ===========



                                                          62

                         Report of Independent Auditors


The Board of Directors and Shareholders
Karakuduk-Munay, Inc.

We have audited the accompanying balance sheets of Karakuduk-Munay, Inc. ("the Company") as of December 31, 1998 and 1997, and the related statements of operations and cash flows and changes in shareholders' deficit for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Karakuduk-Munay, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended December 31, 1998, in conformity with US generally accepted accounting principles.

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



                                          /S/ ERNST & YOUNG KAZAKHSTAN
April 8, 1999
Almaty, Kazakshtan

                              Karakuduk-Munay, Inc.
                              Balance Sheets as at
                           December 31, 1998 and 1997
                             (Amounts in US dollars)





                                                   December 31,     December 31,
                                                        1998           1997
                                                   ----------------------------
ASSETS

Cash                                               $     52,958    $    414,384
Prepaid and other receivables (Note 4)                  125,231         272,455
VAT receivable (Note 5)                                    --           109,099
Crude oil inventory (Note 6)                            551,342            --
                                                   ----------------------------
  Total current assets                                  729,531         795,938

Long term VAT receivable (Note 5)                       863,077            --

Materials and supplies inventory (Note 7)             1,494,572         511,858

Property, plant and equipment, net (Note 8)           4,209,396       1,589,057

Oil and gas properties - full cost
 method (Note 9)                                     12,563,120       5,874,525
                                                   ----------------------------

                        TOTAL ASSETS               $ 19,859,696    $  8,771,378
                                                   ============================


LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable (Note 11)                         $  2,247,954    $  2,100,722
Accrued liabilities (Note 12)                           779,596         666,856
Current portion of loans payable
 to third parties (Note 13)                             177,780            --

Current portion of loans payable
 to partner (Note 13)                                 3,000,000            --
                                                   ----------------------------
  Current liabilities                                 6,205,330       2,767,578

Loans payable to third parties (Note 13)                577,775            --
Loans payable to partner (Note 13)                   20,380,080       9,819,497


                      TOTAL LIABILITIES            $ 27,163,185    $ 12,587,075

SHAREHOLDERS' DEFICIT

Charter capital (Note 15)                               200,000         200,000

Accumulated deficit                                  (7,503,489)     (4,015,697)
                                                   ----------------------------
                                                     (7,303,489)     (3,815,697)
                                                   ----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $ 19,859,696    $  8,771,378
                                                   ============    ============




                 See accompanying notes which form an integral
                       part of these financial statements.



                                                 Karakuduk-Munay, Inc.
                                               Statements of Operations
                                 for the years ended December 31, 1998, 1997 and 1996
                                               (Amounts in U.S. dollars)





                                               December 31,          December 31,           December 31,
                                                   1998                  1997                  1996
                                               --------------------------------------------------------
Management service fee (Note 13)               $   845,840           $   495,000            $   825,000
General and administrative expenses              1,297,513               836,868                909,520
Interest expense (Note 13)                         508,539               155,624                137,533
Depreciation on fixed assets (Note 8)              440,901               147,660                 42,709
Miscellaneous taxes                                135,441                30,214                  2,937

Write-down of crude oil inventory (Note 6)         192,481                  --                     --

Exchange loss/(gain)                                67,077                  (387)                24,475
                                               -----------           -----------            -----------
Net loss                                         3,487,792             1,664,979              1,942,174
                                                                                            ===========




                             See accompanying notes which form an integral
                                   part of these financial statements.






                                                 Karakuduk-Munay, Inc.
                                               Statements of Cash Flows
                                               (Amounts in U.S. dollars)





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






                                               Karakuduk-Munay, Inc.
                                        Statements of Shareholders' Deficit
                                             (Amounts in U.S. dollars)






                                        Authorized            Accumulated
                                     Charter Capital             Deficit                   Total
                                     -------------------------------------------------------------

Balance at December 31,1995           $   100,000             $  (408,544)             $  (308,544)

Charter capital contributions             100,000                    --                    100,000
Net loss for the year 1996                   --                (1,942,174)              (1,942,174)

Balance at December 31,1996               200,000              (2,350,718)              (2,150,718)

Net loss for the year 1997                   --                (1,664,979)              (1,664,979)

Balance at December 31,1997               200,000              (4,015,697)              (3,815,697)
Net loss for the year 1998                   --                (3,487,792)              (3,487,792)

                                      ------------------------------------------------------------
Balance at December 31,1998           $   200,000             $(7,503,489)             $(7,303,489)
                                      ============================================================







                                    See accompanying notes which form an integral
                                         part of these financial statements.




                              Karakuduk-Munay, Inc.
                        Notes to the Financial Statements
                 (Amounts in US dollars unless otherwise stated)





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

                              Karakuduk-Munay, Inc.
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





1. Organization and Background Information (Continued)

During 1998, the Company was engaged in various exploration and appraisal activities associated with the Karakuduk Field. The Company's activities included conducting capital workover operations, processing and transportation of limited crude oil production to the KazTransOil pipeline, completing construction of the field camp and main access road, beginning construction of various field facilities required to bring the Karakuduk Field onto full production, and importing a drilling rig into Kazakhstan for commencement of exploratory drilling activities in 1999. The Company's operations also included general corporate affairs, such as applying for, and obtaining, an amendment of the Company's License MG-249 with the Government of Kazakhstan as well as other general and administrative activities.

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

2. Basis of Presentation

The Company maintains its accounting records and prepares its financial statements in U.S. dollars in accordance with the accounting procedures prescribed by the Agreement. The accompanying financial statements, prepared in accordance with U.S. generally accepted accounting principles, differ in minor respects (related to disclosure) from those issued for statutory purposes in Kazakhstan.

The Company has reclassified some of its comparative numbers in order to be consistent with the current year classifications in the Balance Sheet and Statement of Operations. This has no impact on the results for the year or the net assets of the Company.

The material accounting principles adopted by the Company are described below:

Foreign Currency Translation
----------------------------

The Company's functional currency is the U.S. dollar. All transactions arising in currencies other than U.S. dollars, including assets, liabilities, revenue, expenses, gains, or losses are measured and recorded into U.S. dollars using the exchange rate in effect on the date of the transaction.

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated to U.S. dollars at the rates of exchange ruling as of December 31, 1998 (83.80 Kazakh Tenge per U.S. dollar). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period. By using the U.S. dollar as its reporting currency for the financial statements and by using the temporal method of translation where applicable, the effects of inflation have been taken into consideration in all material respects since movements in the exchange rate between the U.S. dollars and Tenge during 1996 to 1998 are considered a reasonable approximation of the general price index. (See Note 19).

                              Karakuduk-Munay, Inc.
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





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

Depreciation of Property Plant and Equipment
--------------------------------------------

Depreciation of equipment is calculated on the straight-line method based on the estimated useful life of the assets as follows:
                                                             Period
                                                             ------

         Office buildings and apartments                    20 years
         Office equipment                                    3 years
         Vehicles                                            5 years
         Field buildings                                    15 years
         Field equipment                              up to 10 years

                              Karakuduk-Munay, Inc.
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)



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

                              Karakuduk-Munay, Inc.
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)




2. Basis of Presentation (Continued)

Leases
------

The Company expenses rentals on operating leases over the lease term, on a straight-line basis, as the rents become payable.

3. Going Concern

These financial statements have been prepared assuming that Karakuduk-Munay, Inc., will continue as a going concern. The Company has recurring operating losses and relies solely on Central Asian Petroleum (Guernsey) Limited ("CAP-G") to provide all funding in the form of an interest bearing loan, as discussed in
Note 13. In accordance with the license agreement, CAP-G is required to provide all funding to the Company which is not provided by self-generated income from the sale of oil and gas production or borrowed from other third-party sources. The Company does not anticipate that its current cash reserves and cash flows from operations will be sufficient to meet its capital requirements through fiscal year 1999. Should the Company not meet its capital requirements, as described in Note 18, under the license agreement to develop the Karakuduk Field, the Company's rights under the agreement may be terminated. The Company believes additional financing will be available; however there is no assurance that additional financing will be available, or if available, that it can be obtained on terms favorable or affordable to the Company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

4. Prepaid and Other Receivables

As of December 31, 1998, Prepayments and Other Receivables, primarily consisted of advances to the Custom's Post for payment of value added tax ("VAT") and custom's duties on future imported materials and supplies. As of December 31, 1997, Prepayments and Other Receivables primarily consisted of prepaid equipment, which was capitalized to plant & equipment during 1998. The breakdown of Prepaid and Other Receivables is as follows:

                                                      December 31,  December 31,
                                                           1998         1997
                                                      --------------------------

Travel advances to employees                           $   --        $ 18,606
Import VAT, custom duties and prepaid taxes             120,631        41,256

Advance payment for oil and gas assets                    4,600       212,593
                                                       --------      --------
Total                                                  $125,231      $272,455
                                                       ========      ========

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

                              Karakuduk-Munay, Inc.
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


5. VAT Receivable (Continued)

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

6. Crude Oil Inventory

During 1998, the Company produced approximately 11,103 tons of crude oil from two capital workover wells re-completed in the Karakuduk Field in early 1998. The crude oil was produced into storage tanks, transferred to heated oil trucks, transported to the KazTransOil pipeline terminal at Say-Utes (approximately 89 kilometers), and placed into the KazTransOil pipeline. In an agreement with KazTransOil, the entity controlling the export pipeline, the Company's oil production placed into the pipeline is recorded as crude oil inventory until formally nominated for sale by the Company.

As of December 31, 1998, the Company had not completed a sale of crude oil, either to the local or export markets. The Company recorded all operating (lifting) costs required to produce, transport, and store the Company's 1998 oil production as costs of crude oil inventory. As of December 31, 1998, the actual costs of the inventory, based upon year-end crude oil prices, exceeded the net realizable value of the inventory. Therefore, the Company recognized an impairment to crude oil inventory, to properly reflect the estimated net realizable value of $551,342. The impairment, totaling $192,481, was charged directly to expense.

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

                                                 December 31,       December 31,
                                                     1998                1997
                                                 -------------------------------
Inventory in-house                                $1,084,359        $  224,998

Inventory in-transit                                 410,213           286,860
                                                  ----------        ----------
Total                                             $1,494,572        $  511,858
                                                  ==========        ===========

                              Karakuduk-Munay, Inc.
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





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

                              Karakuduk-Munay, Inc.
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





9. Oil and Gas Properties (Continued)

Costs of Oil and Gas Properties excluded from the amortization consist of the following:

                                                   December 31,     December 31,
                                                      1998             1997
                                                   -----------------------------

Acquisition costs                                  $   507,870       $   507,870
Exploration and appraisal costs                     11,255,708         5,132,655
Capitalized interest                                   799,542           234,000
                                                   -----------       -----------


  Total                                            $12,563,120       $ 5,874,525
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
                                                   ========         ========

                              Karakuduk-Munay, Inc.
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





13. Loans Payable

Loans Payable to Third Parties
------------------------------

During 1998, the Company borrowed a total of $800,000 from the Chase Bank of Texas, N.A. ("Chase"), a U.S. financial institution. On March 6, 1998, the Company borrowed the initial $500,000 from Chase. The note accrues interest at a fixed, annual interest rate of 6.84% and is repayable in 18 equal, quarterly installments of $27,778, which began on December 6, 1998. The final principal payment is due on or before February 26, 2003. On June 9, 1998, the Company borrowed an additional $300,000 from Chase. The second note accrues interest at a fixed, annual interest rate of 6.875% and is repayable in 18 equal, quarterly installments of $16,667, which also began on December 6, 1998. The final principal payment is payable on or before March 6, 2003.

As of December 31, 1998, the Company's outstanding principal balance on the notes totaled $755,555, of which $177,780 is due before December 31, 1999.

Loans Payable to Partners
-------------------------

As discussed in Note 3, the major shareholder, CAP-G bears sole financial responsibility for providing all funding for the Company, which is not generated by the Company's operations through the sale of oil and gas production or borrowed from third party sources. The various forms of funding from CAP-G are treated as long term loans to the Company and bear interest at the rate of LIBOR plus 1%. The Agreement requires installment payments on the loan to be calculated and paid on a quarterly basis and to be equal to 65% of gross revenue after deduction of royalties due to the Republic of Kazakhstan. No sales of crude oil production occurred in 1998 and no payments on the loan have been made or are due as of December 31, 1998.

The loan is made up as follows (U.S. dollars):

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
                                                     ===========     ===========


Management services are provided by a subsidiary of Chaparral Resources, Inc., the parent company of CAP-G. Services were provided in 1998 for a fixed fee of $140,000 per month for January and February, 1998, and $170,000 per month for the remainder of 1998. Management services were provided to the Company in the amount of $1,980,000 and $1,275,000 for the years ended December 31, 1998 and 1997, respectively.

As of December 31, 1998, the Company's outstanding principal and accrued interest balance on Loans Payable to Partners totaled $23,380,080, of which $3,000,000 is due before December 31, 1999. The Company determined the current portion of Loans Payable to Partner based upon best estimates of projected 1999 sales revenue, of which 65% will be distributed to CAP-G on a quarterly basis as described above.

                              Karakuduk-Munay, Inc.
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





14. Taxes

The following is a summary of the provision for income taxes:

                                                                    Year ended December 31,
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

                                                                     Year ended December 31,
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

                              Karakuduk-Munay, Inc.
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





15. Charter Capital

The total Charter Fund contribution specified in the new Founders Agreement of Karakuduk-Munay (dated June 12, 1997) is $200,000. Each of the shareholder's portion of the Charter Fund and their respective participating interest in the Company is:


                                                          December 31,                    December 31,
                                                             1998                             1997

                                                   Charter         Percent          Charter          Percent
                                                 Contribution                     Contribution
                                                 -----------------------------------------------------------
KazakhOil                                          80,000           40 %              80,000           40 %
Korporatsiya Mangistau Terra International         20,000           10 %              20,000           10 %
Central Asian Petroleum (Guernsey)
   Limited - CAP(G)                               100,000           50 %             100,000           50 %
                                                 --------------------------------------------------------

Total charter capital                            $200,000           100 %           $200,000          100 %
                                                 ========                           ========


During 1997, KazakhOil as the successor to Munaygaz state holding company, contributed U.S. $ 40,000 as Munaygaz's initial charter contribution obligation that was previously settled by CAP(G). The CAP(G) 1996 contribution has been reclassified as additional funding of the Company's operations in 1997.

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

                              Karakuduk-Munay, Inc.
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)




18. License Commitments and Operating Lease Commitment

As specified in Note 1, under the terms of the license the Company has committed to minimum expenditures of $30 million for the year ended December 31, 1999. The Company has excess expenditures from 1998 of $480,000, which will be applied against the 1999 commitment. The Company has no other expenditure commitments under the license after December 31, 1999. The license, as amended, also establishes a minimum work program, requiring the Company to drill eight new wells before December 31, 1999. The new wells must be between 3,250 and 3,500 meters in depth.

As of December 31, 1998, the Company's only major operating contractual commitment is the drilling contract with Challenger Oil Services, PLC ("Contractor") entered into on April 7, 1998. The Company mobilized the drilling rig in late 1998, but did not begin drilling operations until early 1999.

The drilling contract was retroactively amended as of March 17, 1999, to reflect the current economic environment in the oil and gas industry as a whole, and specifically in the Commonwealth of Independent States ("CIS"). The amended contract terms are disclosed in Note 19, Subsequent Events. Any cost reductions relating to the contract amendments have been incorporated in the Company's financial statements as of December 31, 1998.

The terms of the drilling contract, as amended, require the Company to minimum lease commitments for two years (1999 and 2000) of $3,102,500 per year. The original drilling contract obliged the Company to minimum lease commitments of $3,102,500 for one year only. Minimum lease payments are based upon stand-by rates without crews.

19. Subsequent Events

Drilling contract
-----------------

As stated in Note 18, on March 17, 1999, the Company retroactively amended its drilling contract with Challenger Oil Services, PLC, originally entered into on April 7, 1998. The Company is subject to the following terms of the amended contract:

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

                              Karakuduk-Munay, Inc.
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)





19. Subsequent Events (Continued)

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

As these financial statements are denominated in U.S. dollars, the only impact will relate to that described on Note 2 to these accounts. The net impact is not expected to be material to the Company's financial statements.

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