Form 10-Q
period 1999-06-30
CHAPARRAL RESOURCES INC
filed 1999-08-23
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     YES |X|      NO |_|

     As of August 16, 1999 the Registrant had 977,954 shares of its common stock, par value $0.0001 per share issued and outstanding.



                    Part I - Summarized Financial Information

Item 1 - Financial Statements

                                 Chaparral Resources, Inc.
                                Consolidated Balance Sheets
                                        (Unaudited)



                                                                 June 30,      December 31,
                                                                   1999            1998
                                                               ------------    ------------
Assets
------
Current assets:
   Cash and cash equivalents                                   $    556,000    $    121,000
   Restricted cash                                                  667,000         756,000
   Accounts receivable                                               13,000          25,000
   Prepaid expenses                                                   4,000          76,000
   Current portion of note receivable                                  --           420,000
                                                               ------------    ------------
Total current assets                                              1,240,000       1,398,000

Note receivable                                                   1,060,000         589,000

Oil and gas properties and investments - full cost method
   Republic of Kazakhstan (Karakuduk Field)--
   Not subject to depletion:                                     35,516,000      32,261,000

Furniture, fixtures and equipment                                    98,000          93,000
Less accumulated depreciation                                       (28,000)        (17,000)
                                                               ------------    ------------
                                                                     70,000          76,000
                                                               ------------    ------------

Total assets                                                   $ 37,886,000    $ 34,324,000
                                                               ============    ============


See accompanying notes to financial statements



                                Chaparral Resources, Inc.
                         Consolidated Balance Sheets (continued)
                                       (Unaudited)


                                                              June 30,      December 31,
                                                                1999            1998
                                                            ------------    ------------
Liabilities and stockholders' equity
------------------------------------
Current liabilities:
   Trade accounts payable                                   $    419,000    $    223,000
   Accrued interest payable                                       91,000            --
   Accrued liabilities                                           475,000         522,000
   Short-term notes payable, net of discount                   5,783,000         940,000
                                                            ------------    ------------
Total current liabilities                                      6,768,000       1,685,000

Accrued compensation                                             210,000         210,000
Redeemable preferred stock - cumulative, convertible,
     Series A, 50,000 issued and outstanding,
     at stated value, $5.00 cumulative annual
     Dividend, $5,375,000 redemption value                     5,025,000       4,850,000
Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares at June 30, 1999 and
     December 31, 1998, of
     $.0001 par value; issued and outstanding,
     977,954 and 972,980 shares at
     June 30, 1999 and December 31, 1998                            --              --
   Capital in excess of par value                             48,210,000      47,611,000
   Unearned portion of restricted stock awards                  (537,000)        (56,000)
   Preferred stock - 1,000,000 shares authorized,
     75,000 shares designated of Series A                           --              --
   Stock subscription receivable                                (506,000)       (506,000)
   Accumulated deficit                                       (21,284,000)    (19,470,000)
                                                            ------------    ------------
Total stockholders' equity                                    25,883,000      27,579,000
                                                            ------------    ------------
Total liabilities and stockholders' equity                  $ 37,886,000    $ 34,324,000
                                                            ============    ============


See accompanying notes to financial statements


                                        3

                                     Chaparral Resources, Inc.
                               Consolidated Statements of Operations
                                            (Unaudited)



                                            For the Three Months Ended     For the Six Months Ended
                                              June 30,      June 30,        June 30,       June 30,
                                                1999          1998            1999          1998
                                            -----------    -----------    -----------    -----------

Revenue:
   Oil and gas sales                        $      --      $      --      $      --      $      --

Costs and expenses:
   Depreciation                                   5,000          4,000         11,000          6,000
   General and administrative`                  825,000        750,000      1,258,000      1,630,000
                                            -----------    -----------    -----------    -----------
                                                830,000        754,000      1,269,000      1,636,000
                                            -----------    -----------    -----------    -----------

Loss from operations                           (830,000)      (754,000)    (1,269,000)    (1,636,000)

Other income (expense):
   Interest income                              450,000        248,000        857,000        450,000
   Interest expense                            (113,000)       (63,000)      (167,000)       (63,000)
   Heartland Settlement                            --             --           34,000           --
   Equity in loss from investment              (557,000)      (357,000)    (1,094,000)      (690,000)
                                            -----------    -----------    -----------    -----------
                                               (220,000)      (172,000)      (370,000)      (303,000)
                                            -----------    -----------    -----------    -----------

Net loss                                    $(1,050,000)   $  (926,000)   $(1,639,000)   $(1,939,000)
                                            -----------    -----------    -----------    -----------

Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock          (25,000)       (25,000)       (50,000)       (50,000)
Discount accretion
   Series A Redeemable Preferred Stock          (62,000)          --         (125,000)          --
                                            -----------    -----------    -----------    -----------

Net loss available to common stockholders   $(1,137,000)   $  (951,000)   $(1,814,000)   $(1,989,000)
                                            ===========    ===========    ===========    ===========

Basic and diluted earnings per share:
Net loss per share                          $     (1.16)   $     (1.11)   $     (1.86)   $     (2.36)
Weighted average number of shares
   Outstanding                                  977,954        853,203        977,649        842,440



See accompanying notes to financial statements

                                        4

                            Chaparral Resources, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                          For the Six Months Ended
                                                           June 30,       June 30,
                                                             1999           1998
                                                         -----------    -----------
Cash flows from operating activities
------------------------------------
Net loss                                                 $(1,639,000)   $(1,939,000)
Adjustments to reconcile net loss to
   Net cash used in operating
     Activities:
       Equity loss from investment                         1,094,000        690,000
       Depreciation                                           11,000          6,000
       Bad debt expense                                       14,000           --
       Stock issued for services and bonuses                 235,000        662,000
       Amortization of note discount                          23,000         56,000
       Expired Warrants                                     (117,000)          --
       Changes in assets and liabilities:
         Accounts receivable                                  (2,000)        69,000
         Prepaid expenses                                     72,000         14,000
         Notes receivable                                    (51,000)      (300,000)
         Accounts payable and accrued liabilities            240,000        439,000
                                                         -----------    -----------
Net cash used in operating activities                       (120,000)      (303,000)

Cash flows from investing activities
------------------------------------
Additions to property and equipment                           (5,000)       (63,000)
Investment in and advances to foreign oil and gas
       Properties                                         (4,349,000)    (5,786,000)
                                                         -----------    -----------
   Net cash used in investing activities                  (4,354,000)    (5,849,000)


Cash flows from financing activities
------------------------------------
Proceeds from notes payable                                4,820,000      1,075,000
Restricted cash                                               89,000       (800,000)
Proceeds from sale of stock                                     --        2,500,000
                                                         -----------    -----------
Net cash provided by financing
   Activities                                              4,909,000      2,775,000
                                                         -----------    -----------




                            Chaparral Resources, Inc.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


Net increase (decrease) in cash and
   Cash equivalents                                     435,000      (3,377,000)
Cash and cash equivalents at beginning
   of period                                            121,000       3,423,000
                                                    -----------     -----------
Cash and cash equivalents at end of period          $   556,000     $    46,000
                                                    ===========     ===========

Supplemental cash flow disclosure
---------------------------------
  Interest paid                                     $    45,000     $     2,000




See accompanying notes to financial statements

                            Chaparral Resources, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1. General

     Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the notes to the financial statements in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998.

2. Unaudited Information

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future interim period or for the year.

3. Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 1999, substantially all of the Company's assets are invested in the development of the Karakuduk Field, an oil field in the central asian Republic of Kazakhstan, which will require significant additional funding.

     The Company has incurred recurring operating losses and has no operating assets presently generating enough cash to fund its operating and capital requirements. The Company's current cash reserves and cash flow from operations are not sufficient to meet the capital spending requirements required to develop the Karakuduk Field through fiscal 1999. Should the Company not meet its capital requirements, the Company's rights to develop the Karakuduk Field may be terminated. There is no assurance that additional financing will be available, or if available, that it will be timely or on terms favorable to the Company. The Company's continued existence as a going concern is dependent upon the success of future operations, which are, in the near term, dependent on the successful financing and development of the Karakuduk Field, of which there is no assurance.

     The Company does not presently have the cash reserves required to satisfy $5,070,000 in short-term debt obligations coming due in August and September 1999 (fully described in Note 6), which may lead to the Company's default on some, or all, of the Company's outstanding loans. In the event of default, the Company may be required to transfer its ownership in CAP-G, and therefore all rights to KKM and the Karakuduk Field, to the Company's creditors and the Company's investment in the Karakuduk Field would be lost. The Company is currently seeking additional debt financing and restructuring of existing loans to timely satisfy all short-term obligations outstanding. There are no assurances, however, that additional financing or revised terms of existing loans will be available to the Company, or if available, that it will be timely or on terms favorable to the Company.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of such uncertainties.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)



4. Restricted Cash

     As of June 30, 1999, the Company held $667,000 cash on hand, as collateral for loans made by a financial institution to KKM for the acquisition of tangible equipment used in the Karakuduk Field.

5. Notes Receivable

     On June 30, 1999, the Company had an outstanding note receivable for $1,009,000, plus accrued interest of $51,000, from a third-party drilling contractor, Challenger Oil Services, PLC (Challenger). On March 17, 1999, the Company amended the terms of the note to extend the repayment period from twelve to twenty four months, beginning with the first payment made to Challenger for drilling services provided to Karakuduk Munay, Inc. (KKM) in 1999. Under the revised terms of the note, the Company would receive principal payments of approximately $42,000 per month, plus accrued interest, through approximately February 2001. As of June 30, 1999, however, the Company had not received any payments on the note.

     In April 1999, the owner of the drilling rig operated by Challenger in the Karakuduk Field, Oil & Gas Exploration Company Cracow, Ltd. (OGECC), terminated its contract with Challenger. As a result of the termination of the contract between Challenger and OGECC, the KKM Board of Directors passed a resolution approving the termination of the drilling contract between KKM and Challenger. Challenger was informed of KKM's decision and, KKM promptly instituted arbitration proceedings pursuant to the contract. Drilling in the Karakuduk Field has been suspended temporarily until the arbitration is resolved or until another drilling rig can be procured. KKM is currently exploring strategic alternatives to its drilling program.

6. Notes Payable

     On February 28, 1999, the $975,000 note between the Chase Bank of Texas, N.A. (Chase) and the Company was amended. The revised note requires the Company to make an initial principal payment of $250,000, originally due February 28, 1999, on August 31, 1999, with the remaining principal of $725,000 due on November 30, 1999. The note accrues interest at a variable prime rate, as determined by Chase. Quarterly interest payments are due on May 31, 1999, August 31, 1999, and November 30, 1999. Interest payments are due quarterly. As of June 30, 1999, the stated prime rate on the note was 7.75%.

     During January and February 1999, Allen & Company, Incorporated (Allen & Company) loaned the Company, in a series of transactions, a total of $1,750,000, at an interest rate of 8% per annum. On March 31, 1999, the Company issued a promissory note to Allen & Company in the principal amount of $2,769,978, representing an additional $1,000,000 loan to the Company on March 31, 1999, and the retirement of the January and February loans, plus accrued interest. The promissory note bears interest at a rate of 8% per annum and matures on August 31, 1999. On June 3, 1999, the Company borrowed an additional $1,000,000 from Allen & Company. The promissory note also bears interest at a rate of 8% per annum and matures on September 3, 1999.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)



6. Notes Payable (continued)

     As collateral for the notes, Allen & Company received a non-exclusive security interest in 100% of the Company's shares in Central Asian Petroleum (Guernsey), Ltd. (CAP-G), which owns 50% of KKM. The security interest in the CAP-G shares is subordinated to a similar security interest held by Whittier Ventures, LLC (Whittier) in conjunction with providing collateral for the $975,000 Chase note outstanding as of June 30, 1999. If the Company issues convertible securities, including any debt or equity instrument convertible into the Company's common stock on or before March 31, 2000, Allen & Company has the right to exchange the outstanding balance of the note, together with accrued interest, for such convertible securities. The number of convertible securities potentially to be issued will be determined by dividing the outstanding principal balance of the loans, together with accrued but unpaid interest, by the issue price of the convertible securities.

     During March 1999, Whittier loaned the Company an aggregate of $1,000,000 for ongoing operations. The loans are due and payable on August 31, 1999 and accrue interest at 8% per annum. As collateral for the notes, Whittier received a security interest in 100% of the Company's shares in CAP-G. The security interest has identical rights to the Allen & Company security interest, but is subordinated to the security interest retained by Whittier for providing the collateral for the $975,000 Chase loan described in Note 6 above. If the Company issues convertible securities within one year from the date of each of the notes, Whittier has the right to exchange the outstanding balance of the loans, together with accrued interest, for such convertible securities. The amount of convertible securities potentially to be issued to Whittier will be determined by dividing the outstanding principal balance of the loans, together with accrued but unpaid interest, by the issue price of the convertible securities.

7. Common Stock and Related Common Stock Warrants

     On January 15, 1999, the Company granted Dr. Jack A. Krug, the President and Chief Operating Officer of the Company, 16,667 shares of the Company's common stock, of which 13,333 shares will vest with respect to 3,333.25 shares on January 15, 2000, 2001, 2002, and 2003. The Company recorded the common stock at its intrinsic value on the date of grant of $719,000, and is amortizing the value of the shares subject to vesting restrictions ratably over four years.

     Certain warrants to purchase the Company's common stock expired relating to a 1998 legal settlement. The Company recognized the fair value of the warrants on the date of grant, $34,000, as other income in 1999.

     On April 21, 1999, the Company effected a 1 for 60 reverse stock split. The voting and economic rights of the shareholders of Common Stock and the Series A Redeemable Preferred Stock were not effected by the reverse stock split. On the same date, the Company reincorporated from Colorado to Delaware. The financial statements included herein retroactively reflect the adjustments to shares outstanding as a result of the reverse stock split and reincorporation. Since there were no shares of the Company's Series B Preferred Stock and the Series C Preferred Stock issued or outstanding, they were eliminated in the reincorporation.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)



7. Common Stock and Related Common Stock Warrants (continued)

     On April 30, 1999, warrants expired to purchase 12,500 shares of the Company's common stock at an exercise price of $16.80 per share. The warrants were originally issued as part of the 1989 Stock Warrant Plan to a former Chairman and Chief Executive Officer and a former Vice President of the Company.

8. Series A Redeemable Preferred Stock

     During 1998, the Company accrued the $250,000 annual dividend on its Series A Redeemable Preferred Stock in the fourth quarter. For 1999, the Company will accrue the dividend on its Series A Redeemable Preferred Stock on a quarterly basis. Management believes this will more fairly present the fair value of its Series A Redeemable Preferred Stock. As of June 30, 1999, the Company has accrued a $125,000 annual dividend on its Series A Redeemable Preferred Stock.

9. Subsequent Events

     In early July 1999, KKM sold 20,000 tons (approximately 146,000 barrels) of hydrocarbons produced from the Karakuduk Field on the local Kazakhstan market for $1,060,000, net of transportation costs.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)



10. Investments

     The results from operations of the Company's equity-based investment in KKM are summarized below:

                                     Karakuduk-Munay Inc
                        Statement of Expenses and Accumulated Deficit
                    For the Six Month Period Ended June 30, 1999 and 1998
                                   (Amounts in US Dollars)
                                         (Unaudited)

                                         For The Three Months Ended   For The Six Months Ended
                                            June 30,     June 30,       June 30,     June 30,
                                              1999         1998          1999         1998
                                           ----------   ----------   ----------   ----------
Management service fee                     $   87,000   $  154,000   $  280,000   $  274,000
General and administrative expenses           547,000      182,000    1,098,000      545,000
Depreciation of fixed assets                  125,000      150,000      250,000      150,000
Interest expense                              355,000      230,000      560,000      411,000
                                           ----------   ----------   ----------   ----------

Net loss                                    1,114,000      716,000    2,188,000    1,380,000

Accumulated deficit, beginning of period    8,577,000    4,680,000    7,503,000    4,016,000
                                           ----------   ----------   ----------   ----------

                                           ----------   ----------   ----------   ----------
Accumulated deficit, end of period          9,691,000   $5,396,000    9,691,000   $5,396,000
                                           ----------   ----------   ----------   ----------



     As of June 30, 1999, KKM had received approximately $850,000, net of transportation costs, as proceeds from the sale of hydrocarbons produced from the Karakuduk Field. Until such time as the production from the Karakuduk Field reaches commercially viable levels, the net proceeds from the sales of hydrocarbons will be accounted for on a cost recovery basis and will be offset against KKM's oil and gas investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


1. Liquidity and Capital Resources

     Since January 1, 1999, the Company raised a net of $4,820,000 through various debt obligations and restructured the existing $975,000 note payable to the Chase Bank of Texas, N.A., deferring a $250,000 principal payment due on February 28, 1999 until August 31, 1999. The loans are fully described in Note 6 of Item 1. The funds have been, and will be, utilized to finance the development of the Karakuduk Field and to satisfy the Company's working capital needs in the short-term. The Company has no assurance that future debt or equity financing will be available, from existing creditors and shareholders, or any other party.

     The Company is currently seeking additional capital. To meet long-term capital needs, the Company is pursuing debt financing and public and/or private equity placements of the Company's common or preferred stock. To satisfy short-term liquidity requirements, the Company is seeking additional short-term debt financing, restructuring of existing loans, if necessary, and proceeds from the sale of oil by KKM. The present environment for financing the acquisition or ongoing operations of oil and gas properties is uncertain, due in part, to instability of oil and gas prices in recent years. The Company's small size, and the early stage of development of the Karakuduk Field increases the difficulty of raising financing that may be needed in the future.

     There can be no assurance that the debt or equity financing required to fund the Company's operations and obligations in the future will be available to the Company on economically acceptable terms, if at all. The costs of capital for foreign investments in emerging markets, such as the Republic of Kazakhstan, are significantly higher than for similar investments in the United States and Europe. If the Company fails to obtain the additional capital required to develop the Karakuduk Field, the Company's investment in the Field may be lost.

     The Company does not presently have the cash reserves required to satisfy $5,070,000 in short-term debt obligations coming due in August and September 1999 (fully described in Note 6), which may lead to the Company's default on some, or all, of the Company's outstanding loans. In the event of default, the Company may be required to transfer its ownership in CAP-G, and therefore all rights to KKM and the Karakuduk Field, to the Company's creditors and the Company's investment in the Karakuduk Field may be lost. The Company is currently seeking additional debt financing and restructuring of existing loans to timely satisfy all short-term obligations outstanding. There are no assurances, however, that additional financing or revised terms of existing loans will be available to the Company, or if available, that it will be timely or on terms favorable to the Company.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recurring operating losses and has no operating assets presently generating enough cash to fund its operating and capital requirements. The Company's current cash reserves and cash flow from operations are not sufficient to meet its capital requirements through fiscal 1999.

     The only oil and gas interest of the Company at this time is the Company's investment in KKM, held through a wholly owned subsidiary of the Company, CAP-G. KKM is a closed joint stock company in the Republic of Kazakhstan and has the right to develop the Karakuduk Field in western Kazakhstan. As of June 30, 1999, substantially all of the Company's assets are invested in the development of the Karakuduk Field. The Karakuduk Field does not currently produce revenues capable of funding the development of the project, and requires substantial amounts of additional capital.

     The terms of KKM's revised license requires an expenditure commitment of at least $30 million and a work commitment of drilling eight wells as of December 31, 1999. As of August 16, 1999, KKM has spent approximately $7 million and drilled one well against the revised license requirements outstanding. The expenditures required under the license will be used to conduct drilling operations in the Karakuduk Field, build the required Field infrastructure necessary to support drilling and production activities, and market the crude oil produced. KKM may seek an extension of time to meet the expenditure and work commitments established by the license. There are no assurances, however, that KKM will be able to obtain an amendment to the license. If the 1999 expenditure requirement or work commitment is not satisfied by KKM, KKM's License with the government of the Republic of Kazakhstan may be terminated and the Company's interest in the Karakuduk Field may be lost.

     On April 29, 1999, KKM completed Well #101, the first well drilled by KKM in the Karakuduk Field. Test results are currently not available on Well #101, due to the inability to arrive at accurate test data because of current facility constraints, including available storage and trucking capacity for KKM's current production. KKM expects to obtain accurate test results once the pipeline facilities and the new pumping unit have been completed at Station 6 on the KazTransOil pipeline. KKM currently trucks all production to the pipeline terminal at Say-Utes, over 89 km from the Field. KKM has received approval to begin trucking production to the pipeline terminal at Station 6, which is located approximately 36 km from the Field, and is currently preparing Station 6 for use as an offloading facility. Total daily production is presently limited, due to the transportation constraints and the lack of certain production facilities required for processing additional oil production for delivery to the pipeline.

     As of August 15, 1999, KKM has sold 33,000 tons (approximately 241,000 barrels) of crude oil production for total proceeds of approximately $1,900,000, net of transportation costs. KKM expects to continue to sell all available crude oil production on the best market terms and conditions available. KKM cannot sustain current operations and future development of the Karakuduk Field from proceeds received from present oil sales. While the current rise in oil prices has increased the potential return on the sale of KKM's crude oil, no assurances can be provided that additional sales will be completed, or, if completed, on terms favorable to KKM.

     In April 1999, the owner of the drilling rig operated by Challenger in the Karakuduk Field, Oil & Gas Exploration Company Cracow, Ltd. (OGECC), terminated its contract with Challenger. As a result of the termination of the contract between Challenger and OGECC, the KKM Board of Directors passed a resolution approving the termination of the drilling contract between KKM and Challenger. Challenger was informed of KKM's decision and, KKM promptly instituted arbitration proceedings pursuant to the contract. Drilling in the Karakuduk Field has been suspended temporarily until the arbitration is resolved or until another drilling rig can be procured. KKM is currently exploring strategic alternatives to its drilling program.

     On June 30, 1999, the Company requested and received an additional extension to September 30, 1999, from the Overseas Private Investment Corp. ("OPIC") for political risk insurance. OPIC originally granted the Company a binding executed letter of commitment on September 25, 1996. The Company has a standby facility for which it has made eight payments of $31,250 plus four additional payments of $15,625. The Company expects to execute the contract on or before September 30, 1999.

     The Company has no other material commitments for cash outlays and capital expenditures other than for the development of the Karakuduk Field and normal operating expenses.

Results of Operations
---------------------

Six Months Ended June 30, 1999 Compared with the Six Months Ended June 30, 1998
-------------------------------------------------------------------------------

     The Company's operations during the six months ended June 30, 1999, resulted in a net loss of $1,639,000 compared to a net loss of $1,939,000 for the six months ended June 30, 1998.

     General and administrative costs decreased by $372,000 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 due to a reduction in stock based compensation and expiration of common stock warrants. Without consideration of the stock based compensation, a non-cash item, general and administrative costs increased by $290,000 due to an increase in corporate overhead incurred by the Company. Also, the Company's equity loss in KKM increased by $404,000 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, due to increased operational costs directly related to development of oil and gas properties held by KKM.

     Interest income increased by $407,000 from the six months ended June 30, 1998, due to increased financing provided by CAP-G to KKM for KKM's operations in Kazakhstan.

     Interest expense increased by $104,000 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, due to the Company acquiring additional interest-bearing obligations during 1999. The Company's outstanding notes payable of $5,795,000, as of June 30, 1999, are subject to a $12,000 discount, fully amortizable during the 1999 fiscal year.

Three Months Ended June 30, 1999 Compared with the Three Months Ended June 30, 1998
--------------------------------------------------------------------------------

     The Company's operations during the three months ended June 30, 1999, resulted in a net loss of $1,050,000, compared to a net loss of $926,000 for the three months ended June 30, 1998.

     General and administrative costs increased by $75,000 during the three months ended June 30, 1999, as compared to the three months ended June 30, 1998, due to increased corporate overhead incurred by the Company. Also, the Company's equity loss in KKM increased by 200,000 during the three months ended June 30, 1999, as compared to the three months ended June 30, 1998, due to increased operational costs directly related to development of oil and gas properties held by KKM.

     Interest income increased by $202,000 from the three months ended June 30, 1998, due to increased financing provided by CAP-G to KKM for KKM's operations in Kazakhstan.

     Interest expense increased by $50,000 during the three months ended June 30, 1999, as compared to the three months ended June 30, 1998,. due to the Company acquiring additional interest-bearing obligations to finance the development of the Karakuduk Field and to satisfy the Company's working capital needs in the short-term.

Commodity Prices for Oil and Gas; Inflation.
--------------------------------------------

     The Company's revenues, profitability, growth and value of its oil and gas properties are highly dependent upon prices of oil and gas. Market conditions make it difficult to estimate prices of oil and gas or the impact of inflation on such prices. Oil and gas prices have been volatile, and it is likely that they will continue to fluctuate in future. Various factors beyond the Company's control affect prices for oil and gas, including supplies of oil and gas available worldwide and in Kazakhstan, the ability of the Organization of Petroleum Exporting Countries (OPEC) to agree to maintain oil prices and production controls, political instability or armed conflict in Kazakhstan or other oil producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of transportation routes and pipeline capacity, and changes in applicable laws and regulations.

----------------------

     On April 5, 1999, the government of the Republic of Kazakhstan decided not to continue its support of the national currency, the tenge, and allowed it to float freely against the U.S. dollar. Immediately thereafter, the official exhange rate declined from 87.5 tenge to the U.S. dollar to 142 tenge to the U.S. dollar. As of August 15, 1999, the official exhange rate was approximately 132 tenge to the U.S. dollar. The devaluation decreased the tenge realizable value of any U.S. dollar or other hard currency denominated monetary assets held by the Company, and increases the tenge obligation of any U.S. dollar or other hard currency denominated monetary liabilities held by the Company. KKM's financial statements are denominated in U.S. dollars, and the only impact to the Company will relate to assets and liabilities denominated in tenge. The net impact of the currency devaluation to the Company is not material.

2. Year 2000 Issue

     The Company has assessed the Year 2000 issue and does not expect the Year 2000 problem to have a material impact on the Company's operations. However, it is unclear as to the extent that the government of the Republic of Kazakhstan and other organizations who provide significant infrastructure services within the Former Soviet Union have addressed the Year 2000 issue. There is no guarantee that the systems of the government or other organizations on which the Company relies will be timely converted and would not have a material adverse effect on the Company and its systems.

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

     Not Applicable.

                           Part II - Other Information


Item 1 - Legal Proceedings

     In April 1999, the owner of the drilling rig operated by Challenger in the Karakuduk Field, Oil & Gas Exploration Company Cracow, Ltd. (OGECC), terminated its contract with Challenger. As a result of the termination of the contract between Challenger and OGECC, the KKM Board of Directors passed a resolution approving the termination of the drilling contract between KKM and Challenger. Challenger was informed of KKM's decision and, KKM promptly instituted arbitration proceedings pursuant to the contract. Drilling in the Karakuduk Field has been suspended temporarily until the arbitration is resolved or until another drilling rig can be procured. KKM is currently exploring strategic alternatives to its drilling program.

Item 2 - Changes in Securities and Use of Proceeds

     See Item 4 below.

Item 4 - Submission of Matters to a Vote of Security Holders

     On April 21, 1999, the Company held a Special Meeting of the Company's shareholders. The Company's shareholders approved a 1 for 60 reverse stock split. The voting and economic rights of the shareholders of Common Stock and the Series A Redeemable Preferred Stock were not effected by the reverse stock split. On the same date, the Company's shareholders approved the Company's reincorporation from Colorado to Delaware. Since there were no shares of the Company's Series B Preferred Stock and the Series C Preferred Stock issued or outstanding, they were eliminated in the reincorporation.

     The number of shares voted with respect to the 1 for 60 reverse stock split, before consideration of the reverse stock split adjustment, were as follows:

     For            Against           Abstain
     ---            -------           -------
     30,488,755     3,280,068         985,798


     The number of shares voted with respect to the reincorporation of the Company from Colorado to Delaware, before consideration of the reverse stock split adjustment, were as follows:

     For            Against           Abstain
     ---            -------           -------
     30,660,657     1,698,176         60,798

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule


(b)  Reports on Form 8-K

     On April 21, the Company filed a current report on Form 8-K reporting the approval of a 1 for 60 reverse stock split of the Company's common stock by the Company's shareholders at a Special Meeting held on April 21, 1999.

     On April 21, the Company filed a current report on Form 8-K reporting the approval of the Company's reincorporation from Colorado to Delaware by the Company's shareholders at a Special Meeting held on April 21, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 20, 1999



                                         Chaparral Resources, Inc.



                                         By: /s/ Michael B. Young
                                         ------------------------
                                         Michael B. Young, Treasurer, Controller
                                         and Principal Accounting Officer

                                  Exhibit Index

     27   Financial Data Schedule