Form 10-Q
period 1999-09-30
CHAPARRAL RESOURCES INC
filed 1999-11-19
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________.


                        Commission File Number: 0 - 7261


                            CHAPARRAL RESOURCES, INC.
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                     84-0630863
 ------------------------------             ----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                       16945 Northchase Drive, Suite 1440
                              Houston, Texas 77060
                     --------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (281) 877-7100


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES  |X|          NO  |_|

     As of November 15, 1999, the Registrant had 977,954 shares of its common stock, par value $0.0001 per share, issued and outstanding.



                    Part I - Summarized Financial Information

Item 1 - Financial Statements

                                            Chaparral Resources, Inc.
                                           Consolidated Balance Sheets



                                                                       September 30,             December 31,
                                                                           1999                     1998
                                                                        (Unaudited)               (Audited)
                                                                        ------------            -------------
Assets
Current assets:
   Cash and cash equivalents                                            $     21,000             $    121,000
   Restricted cash                                                           626,000                  756,000
   Accounts receivable                                                        30,000                   25,000
   Prepaid expenses                                                           87,000                   76,000
   Current portion of note receivable                                           --                    420,000
                                                                        ------------             ------------
Total current assets                                                         764,000                1,398,000

Note receivable                                                            1,060,000                  589,000

Oil and gas properties and investments - full cost method
      Republic of Kazakhstan (Karakuduk Field)--
       Not subject to depletion:                                          36,187,000               32,261,000

Furniture, fixtures and equipment                                            100,000                   93,000
Less accumulated depreciation                                                (33,000)                 (17,000)
                                                                        ------------             ------------
                                                                              67,000                   76,000
                                                                        ------------             ------------

Total assets                                                            $ 38,078,000             $ 34,324,000
                                                                        ============             ============


See accompanying notes to financial statements



                                          Chaparral Resources, Inc.
                                  Consolidated Balance Sheets (continued)



                                                                        September 30,             December 31,
                                                                           1999                     1998
                                                                        (Unaudited)               (Audited)
                                                                        ------------             ------------
Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable                                               $    762,000             $    223,000
   Accrued interest payable                                                  195,000                     --
   Accrued liabilities                                                       417,000                  522,000
   Short-term notes payable, net of discount                               6,094,000                  940,000
                                                                        ------------             ------------
Total current liabilities                                                  7,468,000                1,685,000

Accrued compensation                                                         210,000                  210,000
Redeemable preferred stock - cumulative, convertible,
     Series A, 50,000 issued and outstanding,
     at stated value, $5.00 cumulative annual
     dividend, $5,438,000 redemption value                                 5,113,000                4,850,000
Stockholders' equity:
   Common stock - authorized, 100,000,000 shares
     at September 30, 1999 and December 31, 1998, of
     $.0001 par value; issued and outstanding,
     977,954 and 972,980 shares at
     September 30, 1999 and December 31, 1998                                   --                       --
   Capital in excess of par value                                         48,210,000               47,611,000
   Unearned portion of restricted stock awards                              (495,000)                 (56,000)
   Preferred stock - 1,000,000 shares authorized,
     75,000 shares designated Series A                                          --                       --
   Stock subscription receivable                                            (506,000)                (506,000)
   Accumulated deficit                                                   (21,922,000)             (19,470,000)
                                                                        ------------             ------------
Total stockholders' equity                                                25,287,000               27,579,000
                                                                        ------------             ------------
Total liabilities and stockholders' equity                              $ 38,078,000             $ 34,324,000
                                                                        ============             ============

See accompanying notes to financial statements




                                                Chaparral Resources, Inc.
                                          Consolidated Statements of Operations
                                                         (Unaudited)


                                                  For the Three Months Ended           For the Nine Months Ended
                                               September 30,      September 30,     September 30,     September 30,
                                                   1999               1998              1999               1998
                                               --------------------------------------------------------------------
Revenue:
   Oil and gas sales                           $      --          $      --          $      --          $      --

Costs and expenses:
   Depreciation                                      5,000              4,000             16,000             10,000
   General and administrative                      379,000            572,000          1,636,000          2,203,000
                                               -----------        -----------        -----------        -----------
                                                   384,000            576,000          1,652,000          2,213,000
                                               -----------        -----------        -----------        -----------

Loss from operations                              (384,000)          (576,000)        (1,652,000)        (2,213,000)

Other income (expense):
   Interest income                                 451,000            355,000          1,308,000            805,000
   Interest expense                               (143,000)          (126,000)          (309,000)          (189,000)
   Heartland Settlement                               --                 --               34,000               --
   Equity loss from investment                    (475,000)          (534,000)        (1,570,000)        (1,223,000)
                                               -----------        -----------        -----------        -----------
                                                  (167,000)          (305,000)          (537,000)          (607,000)
                                               -----------        -----------        -----------        -----------

Loss before extraordinary items                   (551,000)          (881,000)        (2,189,000)        (2,820,000)
                                               -----------        -----------        -----------        -----------

Extraordinary loss
   Loss on extinguishment of debt                     --             (236,000)              --             (236,000)

Net loss                                       $  (551,000)       $(1,117,000)       $(2,189,000)       $(3,056,000)
                                               -----------        -----------        -----------        -----------

Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock             (25,000)           (25,000)           (75,000)           (75,000)
Discount accretion
   Series A Redeemable Preferred Stock             (63,000)              --             (188,000)              --

                                               ===========        ===========        ===========        ===========
Net loss available to common stockholders      $  (639,000)       $(1,142,000)       $(2,452,000)       $(3,131,000)
                                               ===========        ===========        ===========        ===========

Basic and diluted earnings per share:
Net loss per share                             $      (.65)       $     (1.22)       $     (2.51)       $     (3.58)
Weighted average number of shares
   Outstanding                                     977,954            935,717            977,752            873,815


See accompanying notes to financial statements




                                         Chaparral Resources, Inc.
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)

                                                                      For the Nine Months Ended
                                                               September 30,             September 30,
                                                                   1999                      1998
                                                               ------------              ------------
Cash flows from operating activities
Net loss                                                       $ (2,189,000)             $ (3,056,000)
Adjustments to reconcile net loss to
   net cash used in operating
    activities:
     Equity loss from investment                                  1,570,000                 1,223,000
     Depreciation                                                    16,000                    10,000
     Bad debt expense                                                14,000                      --
     Stock issued for services and bonuses                          277,000                   691,000
     Amortization of note discount                                   34,000                   145,000
     Extraordinary loss on extinguishment of debt                      --                     236,000
     Expired warrants                                              (117,000)                     --
     Changes in assets and liabilities:
         Accounts receivable                                        (19,000)                 (147,000)
         Prepaid expenses                                           (11,000)                    8,000
         Notes receivable                                           (51,000)               (1,009,000)
         Accounts payable and accrued liabilities                   629,000                   360,000
                                                               ------------              ------------
Net cash used in operating activities                               153,000                (1,539,000)

Cash flows from investing activities
Additions to property and equipment                                  (7,000)                  (80,000)
Investment in and advances to foreign oil and gas
       properties                                                (5,496,000)              (10,413,000)
                                                               ------------              ------------
Net cash used in investing activities                            (5,503,000)              (10,493,000)

Cash flows from financing activities
Payment of notes payable                                                                   (1,095,000)
Proceeds from notes payable                                       5,120,000                 2,045,000
Restricted cash                                                     130,000                  (800,000)
Proceeds from sale of stock                                            --                  12,450,000
                                                               ------------              ------------
Net cash provided by financing
   activities                                                     5,250,000                12,600,000
                                                               ------------              ------------

                                                      5

                            Chaparral Resources, Inc.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)



Net increase (decrease) in cash and
   cash equivalents                                     (100,000)        568,000
Cash and cash equivalents at beginning
   of period                                             121,000       3,423,000
                                                      ----------      ----------
Cash and cash equivalents at end of period            $   21,000      $3,991,000
                                                      ==========      ==========

Supplemental cash flow disclosure
   Interest paid                                      $   65,000      $   44,000








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

3. Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 1999, substantially all of the Company's assets are invested in the development of the Karakuduk Field, an oil field in the Central Asian Republic of Kazakhstan, which will require significant additional funding in the future.

     The Company has incurred recurring operating losses and lacks operating assets to generate sufficient cash to fund its operating and capital requirements. The Company's current cash reserves and cash flow from operations are not sufficient to meet the capital spending requirements necessary to develop the Karakuduk Field through fiscal 1999. Should the Company not meet its capital requirements, the Company's rights to develop the Karakuduk Field may be terminated, and if terminated, the Company's investment in the Karakuduk Field will most likely be lost. There is no assurance that additional financing will be available, or if available, that it will be timely or on terms favorable to the Company. The Company's continued existence as a going concern is dependent upon the successful financing and development of the Karakuduk Field.

     On November 1, 1999, the Company entered into a loan agreement ("the Loan") with Shell Capital Services Limited ("Shell"), to provide up to $24.0 million in financing for the development of the Karakuduk Field. Central Asian Petroleum, Inc. ("CAP-D"), Central Asian Petroleum (Guernsey), Ltd. ("CAP-G"), and Closed Type JSC Karakuduk Munay ("KKM") also executed the Loan as co-obligors. The consummation of the Loan is subject to a number of significant conditions, including, without limitation, (i) an equity infusion of at least $9.0 million,
(ii) obtaining political risk insurance, (iii) obtaining transportation risk insurance, (iv) the hedging of a significant portion of the Company's future oil production, and (v) the retirement or conversion of all of the Company's and KKM's outstanding indebtedness, excluding current trade payables.

     The Company is currently working to satisfy the conditions required to obtain funding under the Loan. In this regard, the Company is i) seeking stockholder approval to convert existing indebtedness of $9.1 million (See Notes 6 and 9 of Item 1), plus accrued interest, into the Company's common stock at a conversion price of $1.86 per share, and ii) raise at least $9.0 million through the sale of the Company's unsecured 8% Non-negotiable Convertible Promissory Notes, which are convertible into the Company's common stock at a conversion price of $1.86 per share (the "Notes") and through a dutch auction format rights offering granted proportionally to the Company's stockholders. The Company has not determined the record date for the rights offering as of the filing of this report.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


3. Going Concern (continued)

     If the Company is not successful in raising the additional $9.0 million of equity required by the Loan, the Company will be required to obtain a standby letter of credit for any deficiency prior to initial funding under the Loan. The letter of credit would be in favor of the lender; provided, however, the lender would not be permitted to draw upon the standby letter of credit unless the Company fails to raise such deficit amount prior to March 31, 2000. The Company is currently negotiating the terms of the letter of credit. The Company can give no assurances that the standby letter of credit can be obtained, or if obtained, will be obtained on terms and conditions favorable to the Company.

     The Company's ability to timely satisfy these conditions raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of such uncertainties.

4. Restricted Cash

     As of September 30, 1999, the Company held $626,000 cash on hand, as collateral for loans made by the Chase Bank of Texas, N.A. ("Chase") to KKM for the acquisition of tangible equipment used in the Karakuduk Field.

5. Notes Receivable

     On September 30, 1999, the Company had an outstanding note receivable for $1,009,000, plus accrued interest, from a third-party drilling contractor, Challenger Oil Services, PLC ("Challenger"). On March 17, 1999, the Company amended the terms of the note to extend the repayment period from 12 to 24 months, beginning with the first payment made to Challenger for drilling services provided to KKM in 1999. Under the revised terms of the note, the Company would receive principal payments of approximately $42,000 per month, plus accrued interest, through approximately February 2001. As of September 30, 1999, however, the Company had not received any payments on the note.

     In April 1999, the owner of the drilling rig operated by Challenger in the Karakuduk Field, Oil & Gas Exploration Company Cracow, Ltd. ("OGECC"), terminated its contract with Challenger. As a result of the termination of the contract between Challenger and OGECC, KKM terminated the drilling contract between KKM and Challenger, and arbitration proceedings have been instituted in accordance with the terms of such drilling contract. In the arbitration, Challenger has claimed that it is entitled to $9.8 million in damages. The Company and KKM intend to vigorously defend the arbitration claim made by Challenger. In the opinion of Management, the probable amount payable to Challenger with respect to such arbitration will be significantly less than the amount claimed by Challenger. Drilling in the Karakuduk Field has been suspended temporarily until the arbitration is resolved or until another drilling rig can be procured. KKM is currently exploring strategic alternatives to continue its drilling program.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


6. Notes Payable

     On September 30, 1999, the $975,000 note between Chase and the Company was amended. The revised note requires the Company to make a principal payment of $250,000 on November 15, 1999, and a principal payment of $725,000 on November 30, 1999. The note accrues interest at a variable prime rate, as determined by Chase. As of September 30, 1999, the stated prime rate on the note was 8.25%. As collateral for the Chase loan to the Company, Whittier Ventures, LLC ("Whittier") put in place a $1.0 million standby letter of credit in exchange for a senior security interest in the capital stock of CAP-G owned by the Company (the "Whittier Security Interest").

     During March 1999, the Company issued two promissory notes to Whittier of $500,000 each (aggregate amount of $1,000,000), bearing interest at 8% per annum and due and maturing on August 31, 1999. On March 31, 1999, the Company issued a term promissory note to Allen & Company Incorporated ("Allen") in the principal amount of $2,769,978, bearing interest at a rate of 8% per annum and maturing on August 31, 1999.

     On June 3, 1999, the Company issued a an additional promissory note to Allen in the principal amount of $1.0 million, bearing interest at a rate of 8% per annum and maturing on September 3, 1999.

     On August 27, 1999, the Company restructured its indebtedness with Allen, whereby John McMillian, the Co-Chairman and Chief Executive Officer of the Company, acquired a portion of such indebtedness. In connection with such stock restructuring, (i) Allen surrendered its promissory notes and the Company issued two replacement promissory notes, bearing interest at a rate of 8% per annum, in the principal amount of $2,494,978, maturing on August 31, 1999, and in the principal amount of $900,000, maturing on September 3, 1999, respectively, and
(ii) the Company issued two promissory notes to Mr. McMillian, bearing interest at 8% per annum, in the principal amount of $275,000, maturing on August 31, 1999, and in the principal amount of $100,000, maturing on September 3, 1999, respectively. On August 27, 1999, the Company also issued two demand promissory notes, bearing interest at a rate of 8% per annum, in the principal amount of $180,0000 to Allen and in the principal amount of $20,000 to Mr. McMillian, respectively.

     On August 31, 1999, the Company issued a demand promissory note, bearing interest at a rate of 8% per annum, in the principal amount of $100,000 to Allen.

     As collateral for the promissory notes the Company issued to Whittier, Allen, and Mr. McMillian, each holder received a non-exclusive junior security interest in all of the capital stock of CAP-G owned by the Company. The junior security interest in the CAP-G shares is subordinate to the Whittier Security Interest.

     The promissory notes issued by the Company to Whittier, Allen, and Mr. McMillian permit each holder to elect to exchange the outstanding balance of the notes, together with accrued interest, for any convertible securities issued by the Company on or before March 31, 2000, including any debt or equity instrument convertible into the Company's common stock. The number of convertible securities potentially to be issued will be determined by dividing the outstanding principal balance of the loans, together with accrued but unpaid interest, by the issue price of the convertible securities.

     Upon maturity, the promissory notes to Whittier, Allen, and Mr. McMillian were not repaid, and such holders of such promissory notes have exercised their rights to exchange the original promissory notes for new indebtedness of the Company. See Note 9 of Item 1.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


7. Common Stock and Related Common Stock Warrants

     On January 15, 1999, the Company granted Dr. Jack A. Krug, the President and Chief Operating Officer of the Company, 16,667 shares of the Company's common stock, of which 3,334 shares vested immediately and 13,333 shares will vest ratably over the next four years. The Company recorded the common stock at its intrinsic value of $719,000, which is being amortized over the vesting period of the common stock.

     Certain warrants to purchase the Company's common stock expired relating to a 1998 legal settlement. The Company recognized the fair value of the warrants on the date of grant, $34,000, as other income in 1999.

     On April 21, 1999, the Company effected a 1 for 60 reverse stock split. The voting and economic rights of the shareholders of Common Stock and the Series A Redeemable Preferred Stock were not affected by the reverse stock split. The financial statements included herein retroactively reflect the adjustments to shares outstanding as a result of the reverse stock split and reincorporation. Since there were no shares of the Company's Series B Preferred Stock and the Series C Preferred Stock issued or outstanding, they were eliminated in the reincorporation.

     On April 30, 1999, warrants expired to purchase 12,500 shares of the Company's common stock at an exercise price of $16.80 per share.

8. Series A Redeemable Preferred Stock

     During 1998, the Company accrued the $250,000 annual dividend payable on its Series A Redeemable Preferred Stock in the fourth quarter of 1998. For fiscal year 1999, the Company has accrued the $250,000 dividend payable on its Series A Redeemable Preferred Stock on a quarterly basis.

9. Subsequent Events

     On October 25, the Company borrowed $2.0 million from Allen and $1.0 million from seven non-affiliated investors, in exchange for the Company's unsecured Notes, which are convertible into the Company's common stock at a conversion price of $1.86 per share. The conversion provision of the Notes is subject to the approval of the Company's stockholders. The failure of the stockholders to approve the conversion provisions of the Notes will result in an increase of the annual interest rate payable to the lesser of 25% or the maximum rate allowed by applicable law and a due date for repayment of all outstanding principal and accrued interest on October 31, 2001. The Notes are fully subordinated to the Loan. The Company will most likely issue additional Notes to satisfy the conditions to consummation of the Loan.

     As discussed in Note 3, on November 1, 1999, the Company entered into the Loan with Shell, to provide up to $24.0 million in financing for the development of the Karakuduk Field. CAP-D, CAP-G, and KKM also signed the Loan as co-obligors. The consummation of the Loan is subject to a number of significant conditions, including, without limitation, (i) an equity infusion of at least $9.0 million, (ii) obtaining political risk insurance, (iii) obtaining transportation risk insurance, (iv) the hedging of a significant portion of the Company's future oil production, and (v) the retirement or conversion of all of the Company's and KKM's outstanding indebtedness, excluding current trade payables.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


9. Subsequent Events (continued)

     The Company is currently working to satisfy the conditions required to obtain funding under the Loan. In this regard, the Company is i) seeking stockholder approval to convert existing indebtedness of $9.1 million (See Notes 6 and 9 of Item 1), plus accrued interest, into the Company's common stock at a conversion price of $1.86 per share, and ii) raise at least $9.0 million through the sale of the Company's unsecured Notes, which are convertible into the Company's common stock at a conversion price of $1.86 per share, and through a dutch auction format rights offering granted proportionally to the Company's stockholders. The Company has not determined the record date for the rights offering as of the filing of this report.

     If the Company is not successful in raising the additional $9.0 million of equity required by the Loan, the Company will be required to obtain a standby letter of credit for any deficiency prior to initial funding under the Loan. The letter of credit would be in favor of the lender; provided, however, the lender would not be permitted to draw upon the standby letter of credit unless the Company fails to raise such deficit amount prior to March 31, 2000. The Company is currently negotiating the terms of the letter of credit. The Company can give no assurances that the standby letter of credit can be obtained, or if obtained, will be obtained on terms and conditions favorable to the Company.

     Upon completion of all of the outstanding conditions precedent to closing the Loan and compliance with a number of covenants, the Company will be allowed to drawdown the Loan in minimum increments of $2.0 million to meet the capital and operational requirements of KKM, finance costs required under the Loan, premiums due under the political and transportation risk insurance policies, and payments required to hedge a portion of KKM's future production. The Loan is available for drawdown until the earlier of September 30, 2001 or "Project Completion".

     Project Completion occurs when various conditions are met by the Company and KKM, including, but not limited to, the production of an average of 13,000 barrels of oil per day from the Karakuduk Field for a period of 45 consecutive days, receipt by the lender of an independent engineer's reserve report evidencing proven developed reserves of at least 30 million barrels in the Karakuduk Field, and various other financial and technical milestones detailed further in the Loan.

     Prior to Project Completion, any borrowed amounts accrue interest at an annual rate of LIBOR plus 17.75%, compounding quarterly. The annual interest rate is reduced to LIBOR plus 12.75% after Project Completion. Prior to Project Completion, a de-minimus interest amount, approximating 4.125% on an annual basis, is payable quarterly to the lender. The remaining unpaid interest is capitalized to the Loan at the end of each quarter. After Project Completion, all quarterly interest on the outstanding Loan is fully due and payable by the Company at the end of each calendar quarter.

     Principal payments, including any capitalized interest, are due on quarterly reduction dates ("Reduction Dates"), beginning on the earlier of the first calendar quarter ending at least 60 days following the earlier of Project Completion or December 31, 2001. Minimum principal payments, based upon percentages of the principal outstanding as of Project Completion, are set out in the Loan and ensure full settlement of the Loan by September 30, 2004, the final maturity date. Mandatory prepayments of principal outstanding are required on each Reduction Date out of any excess cash flow available after consideration of the Company's and KKM's permitted budgeted expenditures for the following 45 days and all fees, interest, and principal payments scheduled on such Reduction Date.

     Pursuant to the terms of the Loan, the Company will grant to the lender a security interest in substantially all of its assets, including its interest in the Karakuduk Field. Consequently, if an event of default occurs under the Loan and such event of default is not timely cured, the lender is entitled to certain remedies, including the right to accelerate repayment of the Loan and obtain possession of the assets over which it has a security interest.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

9. Subsequent Events (continued)

     In connection with the Loan, the Registrant will issue to the lender a warrant to purchase up to 15% of the Registrant's outstanding Common Stock. The warrant will be non-transferable and will not be exercisable for a period of approximately 18 months after its initial issuance. Additionally, it will contain registration rights provisions. The warrant exercise price will be determined by reference to the average closing price of the Common Stock for the 90-day period immediately preceding November 1, 1999, subject to certain anti-dilution provisions.

     On November 1, 1999, KKM entered into a Crude Oil Sale and Purchase Agreement ("Offtake Agreement") with Shell Trading International Limited ("Shell Trading") for the purchase of 100% of the oil production from the Karakuduk Field. The Offtake Agreement requires KKM to sell 100% of its oil production to Shell Trading on the export market for a price per barrel based upon a quoted spot rate for North Sea Brent Crude. The Company expects KKM to obtain a substantially higher return from oil sales under the Offtake Agreement than would otherwise be obtainable from oil sales on Kazakhstan's local market. The Offtake Agreement will become effective upon consummation of the Loan.

     On November 2, 1999, Whittier, Allen, and Mr. McMillian all exercised their rights to exchange their promissory notes for debt with terms and conditions identical to the Notes. The Company will physically exchange the notes upon receipt of the original promissory notes issued to each relevant party. The new Notes will be unsecured and all security interests granted as collateral for the promissory notes submitted for exchange will be terminated.

     On November 2, 1999, the Company's board of directors approved the formation of an employee stock option plan, which will allow the board's compensation committee to grant qualified and/or non-qualified stock options to the directors, employees, and consultants of the Company. The employee stock option plan would allow the issuance of options grants to acquire up to 15% of the Company's outstanding common stock, after giving effect to any changes in the capital stock of the Company contemplated by the conditions necessary to obtain funding under the Loan.

     On November 12, 1999, the Company borrowed $1.0 million from Whittier in exchange for new Notes, and repaid the Chase loan, releasing the Whittier Security Interest.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


10.   Investments

     The results from operations of the Company's equity-based investment in KKM are summarized below:


                                           Karakuduk-Munay Inc
                              Statement of Expenses and Accumulated Deficit
                       For the Nine Month Period Ended September 30, 1999 and 1998
                                         (Amounts in US Dollars)
                                               (Unaudited)

                                                       For The Three Months Ended            For The Nine Months Ended
                                                    September 30,       September 30,      September 30,     September 30,
                                                         1999               1998              1999                1998
                                                     ----------------------------------------------------------------------
Management service fee                               $   151,000        $   152,000        $   431,000        $   427,000
General and administrative expenses                      323,000            557,000          1,421,000          1,100,000
Depreciation of fixed assets                             150,000             75,000            400,000            225,000
Interest expense                                         327,000            283,000            887,000            695,000
                                                     --------------------------------------------------------------------

Net loss                                                 951,000          1,067,000          3,139,000          2,447,000

Accumulated deficit, beginning of period               9,691,000          5,396,000          7,503,000          4,016,000
                                                     --------------------------------------------------------------------

                                                     --------------------------------------------------------------------
Accumulated deficit, end of period                   $10,642,000        $ 6,463,000        $10,642,000        $ 6,463,000
                                                     --------------------------------------------------------------------


     As of September 30, 1999, KKM had received net proceeds of approximately $2.5 million from the sale of hydrocarbons produced from the Karakuduk Field. Until such time as the production from the Karakuduk Field reaches commercially viable levels, net proceeds from the sales of hydrocarbons will be accounted for on a cost recovery basis and will be offset against KKM's oil and gas investment.

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

     The only oil and gas interest of the Company is its investment in KKM, which is owned by the Company through CAP-G. KKM is a closed joint stock company in the Republic of Kazakhstan and has the right to develop the Karakuduk Field in western Kazakhstan. As of September 30, 1999, substantially all of the Company's assets are invested in the development of the Karakuduk Field. The Karakuduk Field does not currently produce revenues capable of funding the development of the project, and requires substantial amounts of additional capital.

     On November 1, 1999, the Company entered into a loan arrangement (the "Loan") with Shell to provide up to $24.0 million in financing for the development of the Karakuduk Field. The consummation of the Loan is subject to a number of significant conditions, including, without limitation, (i) an equity infusion of at least $9.0 million, (ii) obtaining political risk insurance,
(iii) obtaining transportation risk insurance, (iv) the hedging of a significant portion of the Company's future oil production, and (v) the retirement or conversion of all of the Company's and KKM's outstanding indebtedness, excluding current trade debt.

     The Company is currently working to satisfy the conditions required to obtain funding under the Loan. In this regard, the Company is i) seeking stockholder approval to convert existing indebtedness of $9.1 million (See Notes 6 and 9 of Item 1), plus accrued interest, into the Company's common stock at a conversion price of $1.86 per share, and ii) raise at least $9.0 million through the sale of the Company's unsecured Notes, which are convertible into the Company's common stock at a conversion price of $1.86 per share, and through a dutch auction format rights offering granted proportionally to the Company's stockholders. The Company has not determined the record date for the rights offering as of the filing of this report.

     If the Company is not successful in raising the additional $9.0 million of equity required by the Loan, the Company will be required to obtain a standby letter of credit for any deficiency prior to initial funding under the Loan. The letter of credit would be in favor of the lender; provided, however, the lender would not be permitted to draw upon the standby letter of credit unless the Company fails to raise such deficit amount prior to March 31, 2000. The Company is currently negotiating the terms of the letter of credit. The Company can give no assurances that the standby letter of credit can be obtained, or if obtained, will be obtained on terms and conditions favorable to the Company.

     Upon completion of all of the outstanding conditions precedent to closing the Loan and compliance with a number of covenants, the Company will be allowed to drawdown the Loan in minimum increments of $2.0 million to meet the capital and operational requirements of KKM, finance costs required under the Loan, premiums due under the political and transportation risk insurance policies, and payments required to hedge a portion of KKM's future production. The Loan is available for drawdown until the earlier of September 30, 2001 or "Project Completion".

     Project Completion occurs when various conditions are met by the Company and KKM, including, but not limited to, the production of an average of 13,000 barrels of oil per day from the Karakuduk Field for a period of 45 consecutive days, receipt by the lender of an independent engineer's reserve report evidencing proven developed reserves of at least 30 million barrels in the Karakuduk Field, and various other financial and technical milestones detailed further in the Loan.

     Prior to Project Completion, any borrowed amounts accrue interest at an annual rate of LIBOR plus 17.75%, compounding quarterly. The annual interest rate is reduced to LIBOR plus 12.75% after Project Completion. Prior to Project Completion, a de-minimus interest amount, approximating 4.125% on an annual basis, is payable quarterly to the lender. The remaining unpaid interest is capitalized to the Loan at the end of each quarter. After Project Completion, all quarterly interest on the outstanding Loan is fully due and payable by the Company at the end of each calendar quarter.

     Principal payments, including any capitalized interest, are due on quarterly reduction dates ("Reduction Dates"), beginning on the earlier of the first calendar quarter ending at least 60 days following the earlier of Project Completion or December 31, 2001. Minimum principal payments, based upon percentages of the principal outstanding as of Project Completion, are set out in the Loan and ensure full settlement of the Loan by September 30, 2004, the final maturity date. Mandatory prepayments of principal outstanding are required on each Reduction Date out of any excess cash flow available after consideration of the Company's and KKM's permitted budgeted expenditures for the following 45 days and all fees, interest, and principal payments scheduled on such reduction date.

     Pursuant to the terms of the Loan, the Company will grant to the lender a security interest in substantially all of its assets, including its interest in the Karakuduk Field. Consequently, if an event of default occurs under the Loan and such event of default is not timely cured, the lender is entitled to certain remedies, including the right to accelerate repayment of the Loan and obtain possession of the assets over which it has a security interest.

     In connection with the Loan, the Registrant will issue to the lender a warrant to purchase up to 15% of the Registrant's outstanding Common Stock. The warrant will be non-transferable and will not be exercisable for a period of approximately 18 months after its initial issuance. Additionally, it will contain registration rights provisions. The warrant exercise price will be determined by reference to the average closing price of the Common Stock for the 90-day period immediately preceding November 1, 1999, subject to certain anti-dilution provisions.

     The proceeds of the Loan, along with proceeds from the sale of oil by KKM, will be used to meet the capital requirements necessary to develop the Karakuduk Field, pay any financing costs required under the terms of the Loan, pay premiums due under the political and transportation risk insurance policies, and pay any costs associated with hedging a portion of KKM's future production. The additional equity will be used to fund the Company's working capital needs through September 30, 2001, and to provide additional funding for the development of the Karakuduk Field. The Company expects the Loan, in conjunction with the additional $9.0 million in equity infusion, to meet the long-term capital needs of the Company with regards to developing the Karakuduk Field.

     The conditions outstanding to complete the Loan are significant. There can be no assurances that these conditions will be completed on a timely basis, if at all, or on terms acceptable to the Company. The costs of capital for foreign investments in emerging markets, such as the Republic of Kazakhstan, are significantly higher than for similar investments in the United States and Europe. If the Company fails to obtain the additional capital required to complete the Loan and develop the Karakuduk Field, the Company's investment in the Karakuduk Field will most likely be lost.

     If the Company is not able to consummate the Loan, the Company will consider all financing alternatives available to it at that time. Those alternatives may include pursuing other sources of financing, the sale of all or part of its business, or commencing a bankruptcy proceeding under applicable provisions of the United States Bankruptcy Code. A bankruptcy proceeding brought under these circumstances could be lengthy, contested, disrupt the Company's business operations, and shrink or eliminate the value of its assets, including the potential loss of its investment in the Karakuduk Field.

     KKM will not meet its license commitments for the year ended December 31, 1999. KKM's revised license requires an expenditure commitment of at least $30.0 million and a work commitment of drilling eight wells as of December 31, 1999. As of November 11, 1999, KKM has spent approximately $8.3 million and drilled one well. CAP-G has obtained a letter from the State Investment Agency of the Republic of Kazakhstan, granting KKM until June 30, 2000, to fulfill the conditions of KKM's revised license. The letter is not an amendment to KKM's license. The Company can give no assurances that the letter has any legal effect within the Republic of Kazakhstan. If practicable, the Company may request KKM to seek a formal extension of time to meet the expenditure and work commitments established by the license. No assurances can be given that KKM will be able to obtain an amendment to the license, or if obtained, the amendment will be on terms favorable to KKM or the Company. Due to KKM's failure to satisfy its 1999 expenditure requirement and work commitment, KKM's license may be terminated and, if terminated, the Company's interest in the Karakuduk Field will most likely be lost.

     As of November 11, 1999, KKM has sold 43,000 tons (approximately 314,000 barrels) of crude oil production for total proceeds of approximately $2.5 million, net of transportation costs. On November 1, 1999, KKM entered into the Offtake Agreement to sell 100% of KKM's crude oil production on the export market. The Company expects the Offtake Agreement to generate substantially higher sales revenues for KKM's oil production than would otherwise result from oil sales on the local and/or regional markets within the former Soviet Union. KKM expects to begin utilizing the Offtake Agreement after consummating the Loan. KKM cannot sustain current operations and future development of the Karakuduk Field from proceeds received from oil sales of current levels of production, even if the crude oil is sold at world market prices.

     In April 1999, the owner of the drilling rig operated by Challenger in the Karakuduk Field, OGECC, terminated its contract with Challenger. As a result of the termination of the contract between Challenger and OGECC, KKM terminated the drilling contract between KKM and Challenger, and arbitration proceedings have been instituted in accordance with the terms of such drilling contract. In the arbitration, Challenger has claimed that it is entitled to $9.8 million in damages. The Company and KKM intend to vigorously defend the arbitration claim made by Challenger. In the opinion of Management, the probable amount payable to Challenger with respect to such arbitration will be significantly less than the amount claimed by Challenger. Drilling in the Karakuduk Field has been suspended temporarily until the arbitration is resolved or until another drilling rig can be procured. KKM is currently exploring strategic alternatives to continue its drilling program.

     On September 30, 1999, the Company requested and received an extension to December 31, 1999, from the Overseas Private Investment Corp. ("OPIC") for political risk insurance. OPIC originally granted the Company a binding executed letter of commitment on September 25, 1996. The Company has a standby facility for which it has made eight payments of $31,250 plus five additional payments of $15,625 each. The Company expects to execute the contract as soon as possible, as it is a condition precedent to completing the Loan. The executed contract will provide up to $50 million in political risk coverage. The Company expects annual premiums for the full coverage amount to be approximately $1.0 million per year, payable on a quarterly basis.

2. Results of Operations

Nine Months Ended September 30, 1999 Compared with the Nine Months Ended September 30, 1998

     The Company's operations during the nine months ended September 30, 1999, resulted in a net loss of $2,189,000 compared to a net loss of $3,056,000 for the nine months ended September 30, 1998.

     General and administrative costs decreased by $567,000 during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to a reduction in stock based compensation and expiration of common stock warrants. Without consideration of the stock based compensation, a non-cash item, general and administrative costs decreased by $153,000, primarily due to a reduction in the Company's operational personnel in Kazakhstan. The Company expects overall payroll costs to increase significantly during the remainder of 1999. The Company's equity loss in KKM increased by $347,000 during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, primarily due additional financing costs associated with the loan from CAP-G to KKM, increased depreciation expense on tangible equipment, and additional overhead incurred relating to production activities in the Karakuduk Field.

     Interest income increased by $503,000 from the nine months ended September 30, 1998, due to increased financing provided by CAP-G to KKM for KKM's operations in Kazakhstan.

     Interest expense increased by $120,000 during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, due to the Company acquiring additional indebtedness of $5,120,000. The Company had notes payable of $6,095,000 outstanding as of September 30, 1999.

Three Months Ended September 30, 1999 Compared with the Three Months Ended September 30, 1998

     The Company's operations during the three months ended September 30, 1999, resulted in a net loss of $551,000, compared to a net loss of $1,117,000 for the three months ended September 30, 1998.

     General and administrative costs decreased by $193,000 during the three months ended September 30, 1999, as compared to the three months ended September 30, 1998, primarily due to a reduction in the Company's operational personnel in Kazakhstan. The Company expects overall payroll costs to increase significantly during the remainder of 1999. The Company's equity loss in KKM decreased by $59,000 during the three months ended September 30, 1999, as compared to the three months ended September 30, 1998.

     Interest income increased by $96,000 from the three months ended September 30, 1998, due to increased financing provided by CAP-G to KKM for KKM's operations in Kazakhstan.

     Interest expense increased by $17,000 during the three months ended September 30, 1999, as compared to the three months ended September 30, 1998, due to the Company acquiring additional indebtedness of $5,120,000 during 1999. The Company had notes payable of $6,095,000 outstanding as of September 30, 1999.

3. Commodity Prices for Oil and Gas

     The Company's revenues, profitability, growth and value of its oil and gas properties are highly dependent upon prices of oil and gas. Market conditions make it difficult to estimate prices of oil and gas or the impact of inflation on such prices. Oil and gas prices have been volatile, and it is likely that they will continue to fluctuate in the future. Various factors beyond the Company's control affect prices for oil and gas, including supplies of oil and gas available worldwide and in Kazakhstan, the ability of the Organization of Petroleum Exporting Countries (OPEC) to agree to maintain oil prices and production controls, political instability or armed conflict in Kazakhstan or other oil producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of transportation routes and pipeline capacity, and changes in applicable laws and regulations.

4. Inflation

     On April 5, 1999, the government of the Republic of Kazakhstan decided not to continue its support of the national currency, the tenge, and allowed it to float freely against the U.S. dollar. Immediately thereafter, the official exhange rate declined from 87.5 tenge to the U.S. dollar to 142 tenge to the U.S. dollar. As of November 11, 1999, the official exhange rate was approximately 140 tenge to the U.S. dollar. The devaluation decreased the tenge realizable value of any U.S. dollar or other hard currency denominated monetary assets held by the Company, and increases the tenge obligation of any U.S. dollar or other hard currency denominated monetary liabilities held by the Company. KKM's financial statements are denominated in U.S. dollars, and the only impact to the Company relates to assets and liabilities denominated in tenge. The net impact of the tenge devaluation to the Company is not material.

5. Year 2000 Issue

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

     Not Applicable.

                           Part II - Other Information

Item 1 - Legal Proceedings

     In April 1999, the owner of the drilling rig operated by Challenger in the Karakuduk Field, OGECC, terminated its contract with Challenger. As a result of the termination of the contract between Challenger and OGECC, KKM terminated the drilling contract between KKM and Challenger, and arbitration proceedings have been instituted in accordance with the terms of such drilling contract. In the arbitration, Challenger has claimed that it is entitled to $9.8 million in damages. The Company and KKM intend to vigorously defend the arbitration claim made by Challenger. In the opinion of Management, the probable amount payable to Challenger with respect to such arbitration will be significantly less than the amount claimed by Challenger. Drilling in the Karakuduk Field has been suspended temporarily until the arbitration is resolved or until another drilling rig can be procured. KKM is currently exploring strategic alternatives to continue its drilling program.

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Company's stockholders during the quarter ended September 30, 1999.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

           Number            Exhibit
           ------            -------
            10.1             Crude Oil Sale and Purchase Agreement dated as of
                             November 1, 1999, between Closed Type JSC Karakuduk
                             Munay and Shell Trading International Limited

             27              Financial Data Schedule.


(b)  Reports on Form 8-K

     On November 17, 1999, the Company filed a current report on Form 8-K reporting the execution of a $24.0 million loan agreement between the Company and Shell Capital Services Limited on November 1, 1999 and the Company's issuance of 8% Non-negotiable Convertible Promissory Notes for a total of $4.0 million.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 19, 1999



                                    Chaparral Resources, Inc.



                                    By:  /s/  Michael B. Young
                                         ---------------------------------------
                                         Michael B. Young, Treasurer, Controller
                                         and Principal Accounting Officer

                                  Exhibit Index


           Number            Exhibit
           ------            -------
            10.1             Crude Oil Sale and Purchase Agreement dated as of
                             November 1, 1999, between Closed Type JSC Karakuduk
                             Munay and Shell Trading International Limited

             27              Financial Data Schedule.