Form 10-K
period 1999-12-31
CHAPARRAL RESOURCES INC
filed 2000-03-30
CIK 19252

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999.


                         Commission file number: 0-7261


                            CHAPARRAL RESOURCES, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      84-0630863
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                       16945 Northchase Drive, Suite 1620
                              Houston, Texas 77060
                     --------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (281) 877-7100

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.0001 Per Share
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  |X|          NO  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of March 15, 2000, the aggregate market value of registrant's voting common stock, par value $.0001 per share, held by nonaffiliates was $9,314,570.

     As of March 15, 2000, registrant had 980,481 shares of its common stock, par value $.0001 per share, issued and outstanding.

     The following documents have been incorporated by reference into the Parts of this Form 10-K: Certain sections of the registrant's definitive proxy statement for the registrant's 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the registrant's fiscal year ended December 31, 1999 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Our Business
------------

     Chaparral Resources, Inc. is an independent oil and gas exploration and production company. Our strategy is to acquire and develop foreign oil and gas projects in emerging markets, specifically targeting fields with previously discovered reserves, which have never been commercially produced or could be materially enhanced by our management team and technical expertise.

     Through a subsidiary, we own a 50% interest in Closed Type JSC Karakudukmunay ("KKM"), a Kazakh joint stock company that holds a governmental license (the "License") to develop the Karakuduk Oil Field (the "Karakuduk Field"). The Karakuduk Field is a 16,900 acre oil field in the Republic of Kazakhstan. The government of the former Soviet Union discovered the Karakuduk Field in 1972 and drilled 22 exploratory and development wells, none of which were produced commercially. KKM has re-established oil production from some of the existing wells previously drilled in the Karakuduk Field, as well as initiating its own drilling program. KKM began commercial oil production from the Karakuduk Field as of November 1, 1999. Our business strategy is to fully develop and commercially produce the oil reserves in the Karakuduk Field.

     Currently, the Karakuduk Field is our only oil field. We are in the process of identifying and evaluating other oil fields for possible acquisition and development.

Corporate Information
---------------------

     Chaparral was incorporated under the laws of the State of Colorado in 1972. In April 1999, Chaparral completed a 60 for 1 reverse stock split and reincorporated under the laws of the State of Delaware. Our address is 16945 Northchase Drive, Suite 1620, Houston, Texas 77060, and our telephone number is
(281) 877-7100.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

     Some of the statements in this Annual Report on Form 10-K constitute "forward-looking statements". Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "estimates," "believes," "predicts," "potential," "likely," or "continue," or by the negative of such terms or comparable terminology. Forward-looking statements are predictions based on current expectations that involve a number of risks and uncertainties. Actual events may differ materially. In evaluating forward-looking statements, you should consider various factors, including the risks outlined under "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and you are encouraged to exercise caution in considering such forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are not under any duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.

Risks Related to Our Business
-----------------------------

We have sustained significant operating losses in recent years, and we may fail as an operating company.

     We have incurred significant operating losses for each of our last five fiscal years. We had an accumulated deficit of $24,983,000 as of December 31, 1999.

     Currently, there is substantial doubt about our ability to continue as a going concern. Our auditors have included a "going concern" explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 1999. See "Item 8 - Financial Statements and Supplemental Data."

We are substantially leveraged which limits our ability to raise additional financing.

     We have entered into a loan agreement (the "Loan") with Shell Capital Limited ("Shell Capital"), to provide up to $24,000,000 of financing for the development of the Karakuduk Field. The Loan subjects us to a significant number of restrictions, including the pledge of the majority of our assets to Shell Capital and the inability to pay dividends, borrow additional indebtedness, or issue stock without Shell Capital's approval. The terms of the Loan are described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We have also issued approximately $13,340,000 through March 24, 2000, in unsecured 8% Non-negotiable Convertible Promissory Notes, (the "Notes") in order to fund our operations and meet certain conditions required to draw funds under the Loan. The Notes are convertible into shares of our common stock at $1.86 per share, subject to the approval of our stockholders. If the Notes are not converted into our common stock, the Notes will accrue interest at the lesser of 25% or the highest rate allowed by law and are repayable on October 31, 2001. The Notes are fully subordinated to the Loan. We cannot repay the Notes before fully repaying the Loan.

     Our outstanding indebtedness is significant. A substantial portion of our future cash flow from operations will be required for debt service and may not be available for other purposes. Our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, or acquisitions is restricted, as well as our ability to acquire or dispose of significant assets or investments. These restrictions may make us more vulnerable and less able to react to adverse economic conditions.

If we are unable to fulfill the requirements to maintain our License to operate in the Karakuduk Field, we will be unable to continue our operations in the Karakuduk Field.

     KKM's License from the government of the Republic of Kazakhstan allows KKM to explore and develop the Karakuduk Field. The License establishes minimum work thresholds and capital spending requirements that KKM must meet in order to maintain its interest in the Karakuduk Field.

     As of March 24, 2000, KKM is required to drill 6 additional new wells and invest an additional $13,500,000 in the development of the Karakuduk Field by June 30, 2000, unless we obtain waivers or deferrals from the licensing authority. We are required to provide funds necessary for KKM to enable it to satisfy the work plan and maintain our interest in the Karakuduk Field. If necessary, KKM will request a deferral of these financial commitments; however, there is no guarantee that the licensing authority will grant a deferral.

     KKM's failure to satisfy the conditions under the License could cause the licensing authority to cancel the License. If the License is cancelled, we will be unable to develop and sell oil produced from the Karakuduk Field, and we will have no other source of revenues.

Our efforts to develop, produce, and market oil reserves may be unsuccessful.

     The development of oil reserves is a high risk endeavor and is frequently marked by unprofitable efforts, such as:


     o    drilling unproductive wells;

     o drilling productive wells which do not produce sufficient amounts of oil to return a profit; and

     o production of developed oil reserves which cannot be marketed or cannot be sold for adequate market prices.

     We cannot guarantee that we will be able to successfully develop, produce, and market the oil reserves underlying the Karakuduk Field or elsewhere. The development of oil reserves inherently involves a high degree of risk, even though the reserves are proven. Our risks are increased because our activities are concentrated in areas where political or other unknown developments could adversely affect commercial development of the reserves. Costs necessary to acquire, explore, and develop oil reserves are substantial. We cannot guarantee that we will recover the costs incurred to acquire and develop the Karakuduk Field and if the costs incurred exceed our revenues, then our operations will not be profitable. If we fail to generate sufficient cash flow from operations to repay the Loan, we may lose our entire investment in the Karakuduk Field pledged as collateral to Shell Capital.

We may be unable to compete effectively with larger, well-capitalized or more experienced companies in the oil & gas industry.

     We compete in all areas of the exploration and production segment of the oil and gas industry with a number of other companies. These companies include large multinational oil and gas companies and other independent operators with greater financial resources and more experience than us. We do not hold a significant competitive position in the oil industry. Within Kazakhstan alone, we compete both with major oil and gas companies and with independent producers for, among other things, rights to develop oil and gas properties, access to limited pipeline capacity, procurement of available materials and resources, and hiring qualified local and international personnel.

The oil market is unstable.

     The current market for oil is characterized by instability. This instability has caused fluctuations in world oil prices in recent years and there can be no assurance of any price stability in the future. The production and sale of oil from the Karakuduk Field may not be commercially feasible under market conditions prevailing in the future. The price we receive for our oil may not be sufficient to generate revenues in excess of our costs of production or sufficient cash flow to service our debt obligations. If so, we will be unable to generate profits and could default on our Loan.

     We are uncertain about the prices at which we will be able to sell oil that we produce. Our estimated future net revenue from oil sales is highly dependent on the price of oil, as well as the amount of oil produced. The energy market makes it difficult to estimate future prices of oil. Various factors beyond our control affect these prices. These factors include:

     o    domestic and worldwide supplies of oil;

     o the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to agree to and maintain oil price and production controls;

     o    political instability or armed conflict in oil-producing regions;

     o    the price of foreign imports;

     o    the level of consumer demand;

     o    the price and availability of alternative fuels;

     o    the availability of pipeline capacity; and

     o    changes in existing federal regulation and price controls.

     It is likely that oil prices will continue to fluctuate as they have in the past. Current oil prices are not representative of oil prices in either the near or short-term. We do not expect oil prices to maintain current price levels and do not base our capital spending decisions on current market prices.

We have hedged a significant portion of our future oil production.

     In February 2000, we purchased, for $4,000,000, hedges (put contracts) for a total of 1,562,250 barrels of North Sea Brent crude oil. The exercise prices of the hedges range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending December 2002. Given the volatile nature of prices for oil, it is possible that all or a significant portion of the hedges could reach maturity with oil prices in excess of the applicable strike prices, rendering the hedges worthless. If so, our entire hedge investment could be lost or significantly impaired. We cannot sell or terminate the hedges without the approval of Shell Capital, which may prevent us from taking advantage of changes in oil prices, which might increase the value of all or part of the hedges. See "Item 7A - Quantitative and Qualitative Disclosure About Market Risk."

We may face liability for risks associated with drilling for and producing oil and gas.

     There are many risks incident to drilling for and producing oil and gas. These risks include blowouts, cratering, fires, equipment failure and accidents. Any of these events could result in personal injury, loss of life and environmental and/or property damage. If such an event does occur, we may be held liable, and we are not fully insured against these risks. In fact, many of these risks are not insurable. The occurrence of such events that are not fully covered by insurance may require us to pay damages, which would reduce our profits.

Because we do not entirely own and control KKM, we must obtain the consent of other KKM stockholders in order to take actions, or operations may come to a standstill.

     Through a subsidiary, we own a 50% interest in KKM. The other stockholders of KKM are KazakhOil, the national petroleum company of the Republic of Kazakhstan ("KazakhOil"), and a private Kazakhstan joint stock company. KazakhOil owns a 40% interest in KKM and the private Kazakh joint stock company owns the remaining 10%. The government of Kazakhstan indirectly owns 40% of KKM through KazakhOil's direct ownership interest.

     Because we only control a 50% interest in KKM, we must seek the approval of one of the other two stockholders before KKM can take any major action. If we are unable to obtain the approval of one of these stockholders, the operations of KKM may come to a standstill. There are no practical mechanisms in the agreements among the KKM stockholders to effectively resolve deadlocks. A deadlock could halt KKM's operations and ultimately result in the loss of KKM's rights to explore and develop the Karakuduk Field.

We may have to file for bankruptcy if we do not achieve profits and/or cannot find additional sources of capital.

     We have failed to achieve a profit for the last five fiscal years. If we continue to incur operating losses and are unable to raise sufficient capital to satisfy our financial commitments and repay our indebtedness, we may be forced to file for protection against our creditors under federal bankruptcy laws. If we file for such protection, our creditors will be paid prior to you, our stockholders. We are restricted from raising additional financing without the consent of Shell Capital, our largest creditor. In addition, if we file for bankruptcy protection, the market for our common stock may no longer exist.

Risks Related to Operating in Kazakhstan
----------------------------------------

Our contracts with Kazakh agencies may be arbitrarily cancelled or re-negotiated by the government of the Republic of Kazakhstan.

     Our ability to develop the Karakuduk Field is dependent on fundamental contracts that we have with governmental agencies in Kazakhstan, including the License. The government of Kazakhstan may arbitrarily cancel our contracts or may force them into re-negotiation. Cancellation or re-negotiation of contracts could result in less favorable terms for us and could reduce or eliminate revenues. While we have political risk insurance coverage, there is no assurance that such a cancellation or re-negotiation would be recoverable under the political risk policy or any proceeds received would be sufficient to satisfy our losses incurred or to repay our outstanding indebtedness.

The environmental regulations to which we are subject may become more numerous, and compliance with them may become more expensive.

     We must comply with Kazakh laws and international requirements that regulate the discharge of materials into the environment. Environmental protection and pollution control could, in the future, become so restrictive as to make production unprofitable. Furthermore, we may be exposed to potential claims and lawsuits involving such environmental matters as soil and water contamination and air pollution. We are currently in compliance with all local and international environmental requirements and are closely monitored by the Kazakh environmental authorities. We have not made any material capital expenditures for environmental control facilities and have no plans to do so in the foreseeable future.

Other government regulations may make our operations in Kazakhstan less profitable.

     Our operations may be subject to other regulations by the government of the Republic of Kazakhstan or other regulatory bodies responsible for the area in which the Karakuduk Field is located. In addition to taxation, customs declarations and environmental controls, regulations may govern such things as drilling permits and production rates. Drilling permits could become difficult to obtain or prohibitively expensive. Production rates could be set so low that they would make production unprofitable. These regulations may substantially increase the costs of doing business and may prevent or delay the starting or continuation of any given exploration or development project.

     All regulations are subject to future changes by legislative and administrative action and by judicial decisions. Such changes could adversely affect the petroleum industry in general, and us in particular. It is impossible to predict the effect that any current or future proposals or changes in existing laws or regulations will have on our operations.

If disputes arise, we may be unable to enforce our rights.

     The laws of the Republic of Kazakhstan govern our operations and a number of our significant agreements. As a result, we may be subject to arbitration in Kazakhstan or to the jurisdiction of the Kazakh courts. Even if we seek relief in the courts of the United States, we may not be successful in subjecting foreign persons to the jurisdiction of those courts. In addition, we may be prevented from enforcing our rights with respect to government agencies, regulatory bodies, or other entities of Kazakhstan because they may consider themselves immune from the jurisdiction of any court.

The Republic of Kazakhstan currency may devalue and may decrease the worth of our investments in Kazakhstan.

     The devaluation of the tenge, the currency of the Republic of Kazakhstan, could significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the tenge. Devaluation could also create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country.

We may encounter difficulty in conducting operations in the Karakuduk Field due to social, political and economic instability in the region.

     We may encounter unexpected difficulties in conducting operations in Kazakhstan. Kazakhstan is a relatively new country and there is uncertainty as to the status of Kazakh law, the stability of the country and the region, and the autonomy of the parties involved with us in Kazakhstan.

     In order to counteract some of these potential difficulties, we obtained political risk insurance through the Overseas Private Investment Corporation ("OPIC"), covering 90% of the book value of our investment in KKM up to a maximum of $50,000,000. Our OPIC policy provides coverage for certain acts, which could be committed against us by the government of the Republic of Kazakhstan or other parties in times of severe political instability. The OPIC policy generally provides the following types of risk coverage:

     o Currency Inconvertibility. Certain currency restrictions, which might be imposed by the government of the Republic of Kazakhstan to prevent or defer our recovery of our investment in the Karakuduk Field, including revoking KKM's right to retain U.S. dollar proceeds from oil sales outside of Kazakhstan or to convert local currency into U.S. dollars for repayment of our investment;

     o Expropriation. Acts attributable to the government of the Republic of Kazakhstan that are violations of international law or an abrogation, repudiation or material breach of our agreements with the government. To qualify for coverage, the act of expropriation must continue without interruption for at least six months and prevent us from exercising our fundamental rights under our agreements, exercising control over our investment the Karakuduk Field, or recovering our investment in the Karakuduk Field;

     o Political Violence. The loss or impairment of our investment due to certain politically motivated violent acts, including war, revolution, insurrection, or politically motivated civil strife, terrorism and sabotage; and

     o Interference with Operations. The loss or impairment of our investment due to political violence lasting more than six months.

     While the OPIC policy provides significant political risk coverage, it does not address political risks outside of the Republic of Kazakshtan or cover every contingency within Kazakhstan. The OPIC policy does not cover commercial risks, whatsoever. If social, political, or economic strife in the region hinder KKM or our operations in a manner that is not covered by our OPIC policy, we will bear the full burden of any resulting loss or damage. If we do have a future claim under the OPIC policy, we may be required to assign all or a portion of our rights to the Karakuduk Field to OPIC before any insurance payments will be made. The OPIC policy only covers 90% of our book value of our investment in KKM, but there is no assurance any proceeds received will cover 90% of our actual losses incurred or be sufficient to cover our outstanding indebtedness repayable to our creditors.

Our limited access to transportation routes to markets may hinder our attempts to sell our oil.

     To maximize the value of our assets in Kazakhstan, we must not only extract oil, but we must also transport it to appropriate markets for sale. The exportation of oil from Kazakhstan depends on access to transportation routes, particularly the Russian pipeline system. Transportation routes are limited in number and access to them is restricted. If any of our agreements relating to oil transportation or marketing are breached, or if we are unable to renew such agreements upon their expiration, we may be unable to transport or market our oil. Also, a breakdown of the Kazakhstan or Russian pipeline systems could seriously delay or even halt our ability to sell oil. Any such event would result in reduced revenues.

     In November 1999, KKM entered into a long-term crude oil sale agreement (the "Crude Oil Sales Agreement") with Shell Trading International Limited ("STASCO"), an affiliate of Shell Capital, for the sale of 100% of KKM's oil production on the export market. STASCO will take title of KKM's crude oil at various delivery points outside of Kazakhstan. Under the terms of the Crude Oil Sales Agreement, KKM is responsible for obtaining export quotas and all other permissions from Kazakhstan, Russia, or other relevant jurisdictions, necessary to transport and deliver KKM's oil production to STASCO. The Loan requires KKM to sell all of its oil production to STASCO, unless otherwise approved by STASCO and Shell Capital. See "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     In January 2000, KKM entered into a marketing services agreement (the "Marketing Agreement") with KazakhOil. Under the terms of the Marketing Agreement, KazakhOil will assist KKM with export oil sales under the Crude Oil Sales Agreement, including obtaining export quotas from the government of the Republic of Kazakhstan, consulting on procedures required for the nomination and delivery of oil sales, obtaining other necessary approvals and permissions, and preparation of relevant documentation. See "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     Obtaining the necessary quotas and permissions to export production through the Russian pipeline system can be extremely difficult, if not impossible in certain circumstances. Although our agreements with the government of the Republic of Kazakhstan grant us the right to export, and to receive export quota, we cannot provide any assurances that we will receive export quota or any other approvals required to export and deliver our production according to the terms of the Crude Oil Sales Agreement.

     Furthermore, the government of the Republic of Kazakhstan has recently stated they may require all oil and gas producers within Kazakhstan to supply some portion of year 2000 production to local Kazakh refineries to meet domestic energy needs. The inability of KKM to sell all or part of its oil production to STASCO could result in a loss of revenue and default of the Loan.

Severe weather conditions may impede our operations in the Karakuduk Field.

     Although our business is not seasonal, severe weather conditions could impede our drilling and exploration activities. Any inability to conduct such activities could delay our discovery and production of oil.

Employees
---------

     As of March 24, 2000, we had 7 full-time employees and one part-time employee. KKM had 161 employees and retains independent contractors on an as needed basis through us. We believe that our relationship with our employees and consultants is good.

ITEM 2. PROPERTIES

Properties
----------

The Karakuduk Field

     The Karakuduk Field is located in the Mangistau Region of the Republic of Kazakhstan. The License to develop the Karakuduk Field covers an area of approximately 16,900 acres and has been granted to KKM for a period of 25 years. KKM obtained approval to develop the Karakuduk Field from Kazakhstan's Ministry of Energy and Natural Resources in August 1995. We own a 50% interest in KKM.

     The Karakuduk Field is geographically located, approximately 227 miles northeast of the regional capital city of Aktau, on the Ust-Yurt Plateau. The closest settlement is the Say-Utes Railway Station approximately 51 miles southeast of the field. The ground elevation varies between 590 and 656 feet above sea level. The region has a dry, continental climate, with fewer than 10 inches of rainfall per year. Mean temperatures range from minus 25 degrees Fahrenheit in January to 100 degrees Fahrenheit in July. The operating environment is similar to that found in northern Arizona and New Mexico in the United States.

     The Karakuduk Field structure is an asymmetrical anticline located on the Aristan Uplift in the North Ustyurt Basin. Oil was discovered in the structure in 1972, when Kazakhstan was a republic of the former Soviet Union, from Jurassic age sediments between 8,500 and 10,000 feet. The former Soviet Union drilled 22 exploratory and development wells to delineate the Karakuduk Field, discovering the presence of recoverable oil reserves. The productive area of the Karakuduk Field is approximately 11,300 acres, with a minimum of seven separate productive horizons present in the Jurassic formation. Oil has been recovered in tests from seven horizons within the Jurassic formation with flow rates ranging from 3 to 966 barrels per day. None of the original wells were ever placed on commercial production prior to KKM obtaining the rights to the Karakuduk Field.

     As of December 31, 1999, the Karakuduk Field has estimated proven reserves of approximately 67.58 million barrels, net of government royalty. The reserve estimates are supported by a reserve study conducted in 1995, which was reviewed by the Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an internationally recognized petroleum engineering firm. Ryder Scott issued an opinion letter dated October 8, 1999, supporting the reasonableness of the reserve estimates based upon their review of the original reserve report and supporting reservoir data. Ryder Scott also considered all actual data available since 1995.

     We have not previously disclosed proven reserves from the Karakuduk Field because of the necessary financing required to develop the Karakuduk Field. We are responsible for providing 100% of the funding necessary for the development of the Karakuduk Field, which is not provided by third-party sources. KKM plans to meet its funding requirements through loans from us and through proceeds from the sale of oil extracted from the Karakuduk Field. As of 24, 2000, we have loaned KKM in excess of $35 million to fund KKM's operations. While we have invested significant amounts of capital into the Karakuduk Field, the funds necessary to complete the field infrastructure and execute a practical drilling program have not been readily available to us prior to executing the Loan with Shell Capital. The Loan, and other related equity commitments it requires, allows us to develop the underlying reserves, making the Karakuduk Field commercially viable.

     The Karakuduk Field is approximately 18 miles north of the main utility corridor, which includes the Mukat-Mangishlak railroad, the Mangishlak-Astrakghan water pipeline, the Beyneu-Uzen high voltage utility lines, and the Uzen-Atrau-Samara oil and gas pipelines (the "Export Pipeline"). KKM, according to its agreements with Kazakhstan, has a right to use the existing Export Pipeline and related utilities. KKM also has a contract with KazTransOil JSC, the state-owned company controlling the Export Pipeline. The contract grants KKM rights to use the Export Pipeline for transportation of crude oil to local and export markets, subject to transit quota restrictions, and as a temporary storage facility until the produced hydrocarbons are sold by KKM.

     As of March 24, 2000, the Karakuduk Field has produced approximately 525,000 barrels of crude oil from three producing wells. Prior to the Loan, KKM sold 324,650 barrels of test production on both the local and export markets. The remaining production has been stored as crude oil inventory in the Export Pipeline, pending KKM's first sale to STASCO under the terms of the Crude Oil Sales Agreement.

     KKM's sale of test production during 1999 generated $1,019,000, net of transportation and production costs. Related production and marketing, costs were approximately $1,254,000. KKM recorded the sale of test production as cost recovery and did not record any revenues in 1999. KKM has nominated approximately 226,500 barrels of crude oil for April 2000 delivery to STASCO at the port of Odessa. KKM is currently awaiting final confirmation of its export quota for the year 2000 from the government of the Republic of Kazakhstan, but has already obtained approval for export quota for the April 2000 nomination.

     During 1999, KKM drilled and successfully completed Well #101, and continued to produce from two re-completions of previously existing wells worked over in 1998. KKM suspended drilling activities for the majority of 1999 due to a dispute with the drilling contractor and the lack of financing required to obtain another drilling rig. In the fourth quarter of 1999, KKM entered into a second drilling contract with KazakhOil Drilling Service Company, a subsidiary of KazakhOil and spudded Well #102 on December 31, 1999. Well #102 has been successfully completed, and is undergoing post-completion production tests. Drilling of Well #103 should commence on or before March 31, 2000.

     In 2000, we expect to drill up to 15 wells and re-complete at least 4 previously drilled wells using a workover rig. To complete the drilling program, an additional developmental drilling rig will be required. KKM has located a second rig and is currently in negotiations to place it under contract. Workover rigs are available within Kazakhstan and are currently being sourced for either lease or purchase.

     We estimate that drilling a maximum of 71 additional oil wells and 24 water injection wells may be required to fully develop the Karakuduk Field. Peak oil production from the field is expected to occur by the end of 2002, although the time or amount of development or production cannot presently be assured. The planned development program for the Karakuduk Field will include a pressure maintenance operation that our management believes could result in additional recoverable reserves.

     Additional field facilities are either in place or under construction to support the current drilling and development program. KKM has previously constructed a base camp with living quarters for 150 people, a mini-camp for the drilling contractor and other service company personnel, storage facilities, processing facilities, warehouses, a repair shop, and other related support facilities. KKM has also completed a main road between the Export Pipeline and the field. KKM is also clearing access roads and performing other required site preparation activities for other planned drilling locations.

     Currently, crude oil production is being processed at a pilot facility and then trucked to the Export Pipeline terminal at Say-Utes, which is approximately 51 miles southeast of the Karakuduk Field. KKM has been constructing another Export Pipeline terminal, which is only 18 miles from the Karakuduk Field. KKM also began construction of an 18-mile pipeline in 1998, capable of transporting up to 18,000 barrels of oil per day from the Karakuduk Field to the Export Pipeline terminal. The completion of the pipeline was delayed due to our lack of sufficient financial resources in 1999. We anticipate the pipeline will be operational by June 30, 2000.

     The License establishes minimum work thresholds and capital spending requirements that KKM must meet in order to maintain its interest in the Karakuduk Field. As of March 24, 2000, KKM is required to drill 6 additional new wells and invest an additional $13.5 million in the development of the Karakuduk Field by June 30, 2000, unless we obtain waivers or deferrals from the licensing authority. We are required to provide funds necessary for KKM to enable it to satisfy the work plan and maintain our interest in the Karakuduk Field. If necessary, KKM will request a deferral of these financial commitments; however, there is no guarantee that the licensing authority will grant a deferral.

     KKM's failure to satisfy the conditions under the License could cause the licensing authority to cancel the License. If the License is cancelled, we will be unable to develop and sell oil produced from the Karakuduk Field, and we will have no other source of revenues.

     See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Reserves.
     ---------

     As of December 31, 1999, we have a proportional equity interest in approximately 33.79 million barrels of estimated total proven reserves, net of government royalty, based upon our 50% equity interest in KKM. The reserve estimates are supported by a reserve study of the Karakuduk Field conducted in 1995, which was reviewed by Ryder Scott. Ryder Scott issued an opinion letter dated October 8, 1999, supporting the reasonableness of the reserve estimates based upon their review of the original reserve report and supporting reservoir data. Ryder Scott also considered all actual data available since 1995.

     We have not previously disclosed proven reserves from our interest in the Karakuduk Field because of the necessary financing required to develop the Karakuduk Field. We are responsible for providing 100% of the funding necessary for the development of the Karakuduk Field, which is not provided by third-party sources. While we have invested significant amounts of capital into the Karakuduk Field, the funds necessary to complete the field infrastructure and execute a practical drilling program have not been readily available to us prior to the Loan with Shell Capital. The Loan, along with the other related equity commitments it requires, are expected to alleviate our past inability to finance the development of the underlying reserves.

     No reserve estimates have been filed with any Federal authority or other agency since January 1, 1999.

     Net Quantities of Oil and Gas Produced.
     ---------------------------------------

Our net oil and gas production for each of the last three fiscal years was as follows:


                                   As of the Year Ended December 31,
                   -------------------------------------------------------------
                        1997*                   1998*                   1999
                        -----                   -----                   ----
Oil (Bbls)         Less than 1,000                0                    29,625
Gas (Mcf)                 0                       0                       0


          * Does not include our cumulative net share of test production totaling 188,296 barrels.

     Oil production for 1999 represents our 50% equity interest in KKM's production from November 1, 1999, the date the reserves underlying the Karakuduk Field were determined to be commercially viable. Our net share of 1999 production does not reflect our right under the agreement with the government of the Republic of Kazakhstan to receive 65% of KKM's cash flow from oil sales, net of royalty, on a quarterly basis until our loan to KKM has been fully repaid. The remaining 35% of net cash flows will be used by KKM to meet capital and operating expenditures. We may waive receipt of quarterly loan repayments, in whole or in part, to provide KKM with additional working capital.

     The average sales price per barrel of oil and Mcf of gas, and average production costs per barrel of oil equivalent ("BOE") excluding depreciation, depletion and amortization are not presented because KKM did not sell any significant quantities of oil or gas production from proven properties during these periods. KKM's test production prior to the commercial viability of our investment in the Karakuduk Field is not reported as part of the required disclosures for the Statement of Financial Accounting Standards No. 69 ("SFAS 69"), Disclosures About Oil and Gas Producing Activities, and is not included in the table above. Our share of KKM's sales of test production during 1999 totaled 162,325 barrels of oil, which were accounted for on a cost recovery basis. The average sales price per barrel received by KKM was $7.00, net of transportation costs. The average production costs per barrel was $3.86.

     Productive Wells and Acreage.
     -----------------------------

     As of December 31, 1999, we had interests in 3 gross productive oil wells (1.5 net oil wells), and no producing gas wells. There were no multiple completion wells. Production was from 16,900 gross acres and 11,300 developed acres.

     Undeveloped Acreage.
     --------------------

     As of December 31, 1999, we had no interests in undeveloped acreage.

     Drilling Activity.
     ------------------

     During the last three fiscal years ended December 31, 1999, our net interests in exploratory and development wells drilled were as follows:

    Year Ended        Exploratory Wells, Net          Development Wells, Net
   December 31,     --------------------------      --------------------------
                    Productive             Dry      Productive             Dry
                    ----------             ---      ----------             ---
       1997             0                   0            0                  0
       1998*           1.0                  0            0                  0
       1999             .5                  0            0                  0

     All wells are located in the Republic of Kazakhstan.

          * Includes re-completions of delineation wells drilled prior to KKM obtaining its interest in the Karakuduk Field. Does not include activity on 2 existing wells in 1998, which KKM plans to re-complete during 2000.

     Present Activities.
     -------------------

     As of March 24, 2000, KKM had successfully completed development Well #102 and is in the process of performing post-completion production tests on the well. KKM expects to spud a second development well (Well #103) shortly. We have a net 50% interest in each well.

     During remainder of 2000, we expect to drill 15 gross development wells (7.5 net), including Well #102, and re-complete at least 4 existing delineation wells using a workover rig. To complete the drilling program, an additional developmental drilling rig will be required. KKM has located a second rig and is currently in negotiations to place it under contract. Workover rigs are widely available within Kazakhstan and are currently being sourced for either lease or purchase by KKM.

ITEM 3. LEGAL PROCEEDINGS

     In April 1999, the owner of the drilling rig operated by Challenger Oil Services, PLC ("Challenger") in the Karakuduk Field, Oil & Gas Exploration Cracow, Ltd. ("OGECC"), terminated its contract with Challenger. As a result of the termination of the contract between Challenger and OGECC, KKM terminated the drilling contract between KKM and Challenger, and arbitration proceedings were instituted in accordance with the terms of such drilling contract. In the arbitration, Challenger claimed that it was entitled to $9,800,000 in damages.

     In February 2000, Chaparral, KKM, Challenger, and OGECC reached a mutual settlement and release for all parties involved. The settlement requires KKM to pay outstanding accrued liabilities to Challenger for prior work performed totaling $1,336,000. We also agreed to fully discharge a note receivable from Challenger in the amount of $1,009,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fiscal quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently traded on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "CHAR".

     As of March 15, 2000, we had 1880 stockholders of record of our common stock. No dividend has been paid on our common stock, and there are no plans to pay dividends in the foreseeable future. Furthermore, the Loan with Shell Capital places certain restrictions on us regarding the future payment of dividends. Specifically, KKM cannot pay dividends prior to Project Completion (as defined in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), and then only subject to certain restrictions. We cannot pay any dividends without Shell Capital's consent while the Loan is outstanding.

     The following table shows the range of high and low sales prices for each quarter during our last two calendar years ended December 31, 1999 and 1998, as reported by the National Association of Securities Dealers, Inc.

                                         Price Range
                                         -----------
Fiscal Quarter Ended               High                Low
--------------------               ----                ---
March 31, 1998                   167.530            120.482
June 30, 1998                    150.602             90.361
September 30, 1998               150.602             45.181
December 31, 1998                 75.301             20.723
March 31, 1999                    58.373             22.590
June 30, 1999                     45.500             11.000
September 30, 1999                35.000              9.250
December 31, 1999                 35.000              4.000

     The following is information as to all securities sold since October 1, 1999, which were not registered under the Securities Act of 1933, as amended ("Securities Act").

     Effective as of September 30, 1999, we issued to Dr. Jack A. Krug, our former President and Chief Operating Officer, an additional 2,361 shares of common stock pursuant to his employment agreement. We issued the common stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act. Dr. Krug had available all material information concerning Chaparral.

         During the fourth quarter of 1999, we issued a total of $10,040,000 of our Notes to various related parties and other non-affiliated investors. Notes issued to related parties totaled $8,290,000, including $5,827,000 from Allen, $2,051,000 from Whittier, and $412,000 from John G. McMillian, our Co-Chairman and Chief Executive Officer. In exchange for the Notes, we received $4,750,000 in cash and canceled $5,290,000 in promissory notes issued by us previously in
1999, plus accrued interest thereon, to Allen ($3,827,000), Whittier ($1,051,000), and Mr. McMillian ($412,000). The Notes, plus accrued interest, are convertible into our common stock at a conversion price of $1.86 per share, subject to the approval of our stockholders. We issued the Notes in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The holders of the Notes had available all material information concerning Chaparral.

         We issued an additional $3,300,000 of our Notes during January and February 2000 to various related parties and other non-affiliated investors. Additional Notes issued to related parties totaled $2,400,000, including $2,000,000 to Allen, $250,000 to Mr. McMillian, and $150,000 to a relative of Jim Jeffs, our Co-Chairman. We issued the Notes in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The holders of the Notes had available all material information concerning Chaparral.

         In connection with finalizing the Loan, we issued to Shell Capital a warrant to purchase up to 15% of our outstanding common stock (the "Shell Warrant") in February 2000. The Shell Warrant is non-transferable and will be exercisable on the earlier of Project Completion or June 30, 2001. The Shell Warrant contains certain registration rights and is subject to certain anti-dilution provisions. The Shell Warrant's exercise price is $15.45 per share. We issued the Notes in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The holders of the Notes had available all material information concerning Chaparral.

ITEM 6. SELECTED FINANCIAL DATA


                                       As of or for the Year     Month of           As of or for the Year Ended
                                      ---------------------      ---------          ---------------------------
                                         Ended November 30       December                   December 31
                                         -----------------       ---------                  -----------
                                        1995           1996        1996          1997           1998           1999
                                      --------------------------------------------------------------------------------

Oil and gas sales (1)...........      $ 255,000     $ 147,000           --             --             --            --
Total revenues..................        255,000       147,000           --             --             --            --
Noncash write-down of oil and
gas properties..................        619,000            --           --             --             --            --
Net loss........................      (704,000)   (2,416,000)  $ (130,000) $  (2,603,000) $  (4,266,000)$  (5,163,000)
Net loss per
  common share..................         (2.24)        (4.52)        (.21)         (3.76)         (4.75)        (5.28)
Working capital (deficit).......        366,000       259,000            *      3,356,000      (287,000)   (2,941,000)
Total assets....................      5,595,000    14,498,000            *     23,519,000     34,324,000    41,303,000
Long-term obligations and
   redeemable preferred stock...        461,000     1,491,000            *      4,710,000      5,060,000    14,776,000
Stockholders' equity............      4,920,000    12,114,000            *     18,578,000     27,579,000    22,851,000

           Other Data
           ----------

Present value of proved reserves        427,000            --           --             --             --   177,680,000
Proven oil reserves (bbls)......         66,185            --           --             --             --    33,788,822
Proven gas reserves (mcf).......      3,062,417            --           --             --             --            --


(1) In 1994, we made a strategic decision to pursue international oil and gas projects, and, by early 1997, we completely disposed of all domestic oil and gas properties through sales to third parties.

*    Not applicable due to one month short period ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Liquidity and Capital Resources.
-----------------------------------

General Liquidity Considerations.
---------------------------------

     Our financial statements have been presented on the basis we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. The Karakuduk Field will require significant additional funding in order to obtain levels of production that would generate sufficient cash flows to meet future capital and operating spending requirements. We have recognized recurring operating losses and have a working capital deficiency as of December 31, 1999. In addition, there are uncertainties relating to Chaparral's and KKM's ability to meet commitments under KKM's License, and all expenditure and cash flow requirements through fiscal year 2000. KKM's agreements with the government of the Republic of Kazakhstan require KKM to meet certain expenditure and work commitments on or before June 30, 2000. If KKM fails to meet these commitments, KKM's right to develop the Karakuduk Field may be terminated and our investment in the Karakuduk Field may be lost. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

     Management' has taken the following actions, to address the substantial doubt with respect to our ability to remain a going concern and enhance our short and long-term liquidity:

     o Shell Capital Loan. In November 1999, we entered into the Loan with Shell Capital, to provide up to $24,000,000 in financing for the development of the Karakuduk Field. The consummation of the Loan was subject to a number of significant conditions, which were subsequently fulfilled in February 2000. As of March 24, 2000, we have borrowed a total of $13,800,000 under the Loan.

     o Rights Offering. As a condition to the Loan, we must utilize our best efforts to complete a rights offering to our stockholders to acquire not less than $6,000,000 of Chaparral's common stock on or before June 30, 2000 (the "Rights Offering"). Two of Chaparral's related party stockholders, Allen & Company, Inc. ("Allen") and Whittier Ventures, LLC ("Whittier"), have each undertaken to exercise their full pro-rata share of the Rights Offering and, if the Rights Offering is not concluded on or before June 30, 2000, to each contribute $2,000,000 to Chaparral for either our common stock or indebtedness (the "Equity Support Agreement").

     o Development of KKM's Proven Reserves. KKM has approximately 67.58 million barrels of estimated proven oil reserves, net of government royalty. As of March 24, 2000, KKM has produced approximately 525,000 barrels of crude oil, of which 325,000 barrels of test production was sold in 1999 for total proceeds of $1,019,000, net of transportation and production costs. As of March 24, 1999, KKM had approximately 200,000 barrels of crude oil in inventory and was producing approximately 1,100 barrels of oil per day. Capital spending for the development of the Karakuduk Field is expected to materially increase KKM's extraction of its proven reserves, generating significant cash flows from future oil sales to fund KKM's operations and repay our outstanding advances to KKM.

     o Crude Oil Sales Agreement. In November 1999, KKM entered into the Crude Oil Sales Agreement with STASCO, an affiliate of Shell Capital, for the purchase of 100% of the oil production from the Karakuduk Field on the export market for world market oil prices. KKM has currently nominated approximately 226,500 barrels of crude oil for April 2000 delivery to STASCO under the terms of the Crude Oil Sales Agreement. We expect KKM to obtain a substantially higher return from oil sales under the Crude Oil Sales Agreement than would otherwise be received from oil sales in Kazakhstan's local market.

     Our considerations for addressing our going concern uncertainty is partially based upon forward-looking events, which have yet to occur, including the successful consummation of the Rights Offering and the successful development, production, and sales of crude oil from the Karakuduk Field. Expected funding requirements necessary for development of the Karakuduk Field through December 31, 2000 are partially based upon future cash flows from the sale of KKM's crude oil production. These risks are partially mitigated by the current funding available under the Loan, along with the Equity Support Agreement for a $4,000,000 capital infusion into Chaparral in the event the Rights Offering is not completed by June 30, 2000.

     Other risks and considerations also impact our short and long-term liquidity, including the result of the proposed conversion of our Notes into our common stock, KKM's ability to successfully develop and increase production from the Karakuduk Field, KKM's ability to obtain export oil quota and physically deliver its production to the export market, volatility of oil prices on the world market, our oil production hedge arrangements, and the impact of KKM's License commitments to the government of the Republic of Kazakhstan.

1999 Activity.
--------------

     During 1999, we raised additional capital to finance the development of the Karakuduk Field, meet other working capital needs, and pay off a $975,000 loan from the Chase Bank of Texas, N.A. by issuing a total of $10,040,000 of our Notes to various related parties and other non-affiliated investors. Notes issued to related parties totaled $8,290,000, including $5,827,000 from Allen, $2,051,000 from Whittier, and $412,000 from John G. McMillian, our Co-Chairman and Chief Executive Officer. In exchange for the Notes, we received $4,750,000 in cash and canceled $5,290,000 in promissory notes issued previously in 1999, plus accrued interest thereon, issued by us to Allen ($3,827,000), Whittier ($1,051,000), and Mr. McMillian ($412,000). We issued an additional $3,300,000 of our Notes during January and February 2000 to various related parties and other non-affiliated investors. Additional Notes issued to related parties totaled $2,400,000, including $2,000,000 to Allen, $250,000 to Mr. McMillian, and $150,000 to a relative of Jim Jeffs, our Co-Chairman.

     The Notes, plus accrued interest, are convertible into our common stock at a conversion price of $1.86 per share, subject to the approval of our stockholders of Chaparral. The Notes bear interest at an annual rate of 8% until our stockholders vote on the conversion of the Notes. If the conversion feature is approved, the Notes will convert into the equivalent shares of our common stock within 10 business days following the stockholder vote. The failure of the stockholders to approve the conversion provision of the Notes will result in an immediate increase of the annual interest rate payable to the lesser of 25% or the maximum rate allowed by applicable law. We expect to submit the vote on conversion of the Notes to our stockholders in the second quarter of fiscal year 2000. The Notes have a stated maturity date of October 31, 2001, but are unsecured and fully subordinated to the Loan. The holders of the Notes have no rights to receive any principal or interest payments prior to full repayment of the Loan, under its terms, and have executed subordination agreements to that effect.

Shell Capital Loan.
-------------------

     We entered into the Loan with Shell Capital on November 1, 1999, to provide up to $24,000,000 of financing for the development of the Karakuduk Field. The consummation of the Loan was subject to a number of significant conditions, including, without limitation: (i) an equity infusion of at least $9,000,000,
(ii) obtaining political risk insurance, (iii) Shell Capital or Chaparral obtaining transportation risk insurance, (iv) the hedging of a significant portion of our future oil production, and (v) the retirement, conversion, or full subordination of all of the outstanding indebtedness of Chaparral and KKM, excluding current payables. On February 14, 2000, we fully satisfied all of the outstanding conditions and drew down a total of $8,300,000 from the Loan.

     The $9,000,000 equity infusion was partially satisfied by our issuance of Notes totaling $5,050,000 for cash from November 11, 1999 through February 10, 2000. The remaining shortfall will be met through the Rights Offering and/or the Equity Support Agreement.

     On January 31, 2000, we obtained binding political risk insurance coverage from OPIC. We paid the initial insurance premium of $157,500, providing a total of $30,000,000 of political risk coverage for our investment in the Karakuduk Field through April 30, 2000. The OPIC policy's maximum coverage amount available is $50,000,000, which would require a quarterly premium of $262,500. We are required to maintain political risk insurance until the Loan is fully repaid.

     On February 11, 2000, we paid $4,000,000 for put contracts to sell a total of 1,562,250 barrels of North Sea Brent crude (the "Hedge Agreement"). The exercise prices of the various put contracts range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month).

     In March 2000, we paid Shell Capital a total of $750,000 for a beneficial interest in Shell Capital's policy for transportation risk insurance (the "Transportation Risk Insurance"), covering certain circumstances whereby KKM would be unable to export crude oil production outside of the Republic of Kazakhstan through the existing pipeline routes currently available. In the event coverage under Shell Capital's policy is triggered, proceeds from the policy would go to the benefit of Chaparral for use in making principal and interest payments required under the Loan. The $750,000 payment for the beneficial interest in Shell Capital's Transportation Risk Insurance covers the life of the Loan (discussed below).

     We are allowed to drawdown the principal balance of the Loan in minimum increments of $2,000,000. Loan advances will be used to meet the capital and operational requirements of KKM, up-front fees and future finance costs required under the Loan, make payments for premiums due under the OPIC and Transportation Risk Insurance policies, and make payments required under the Hedge Agreement. The Loan is available for drawdown until the earlier of September 30, 2001 or project completion.

     Project completion occurs when various conditions are met by us and KKM, including, but not limited to: (i) receipt by Shell Capital of an independent engineer's reserve report evidencing proven developed reserves of at least 30 million barrels in the Karakuduk Field, (ii) sustaining average production of 13,000 barrels of oil per day from the Karakuduk Field for a period of 45 consecutive days, (iii) sustaining water injection at an average rate of 15,000 barrels per day over 45 consecutive days, (iv) injection of lift gas into one well over a 24 hour period, and (v) various other financial and technical milestones ("Project Completion").

     Prior to Project Completion, any borrowed amounts accrue interest at an annual rate of LIBOR plus 17.75%, compounding quarterly. The annual interest rate is reduced to LIBOR plus 12.75% after Project Completion. Prior to Project Completion, an interest amount, equal to annual rate of LIBOR plus .50%, is payable quarterly to Shell Capital, along with a commitment fee equal to an annual rate of 1.5% of the undrawn portion of the $24,000,000 debt facility. The remaining unpaid interest is capitalized to the Loan at the end of each quarter. After Project Completion, all quarterly interest on the outstanding Loan is fully due and payable at the end of each calendar quarter.

     Principal payments, including any capitalized interest, are due on quarterly reduction dates ("Reduction Date"), beginning with the first calendar quarter ending on the earlier of 60 days following Project Completion or December 31, 2001. Minimum principal payments, based upon percentages of the principal outstanding as of Project Completion, are set out in the Loan and ensure full settlement of the Loan by September 30, 2004, the final maturity date. Mandatory prepayments of principal outstanding are required on each Reduction Date out of any excess cash flow available after consideration of Chaparral's and KKM's permitted budgeted expenditures for the following 45 days and all fees, interest, and principal payments scheduled on such Reduction Date.

     In connection with finalizing the Loan, we issued the Shell Warrant to Shell Capital to purchase up to 15% of our outstanding common stock. The Shell Warrant is non-transferable and will be exercisable on the earlier of Project Completion or June 30, 2001. The Shell Warrant contains certain registration rights and is subject to certain anti-dilution provisions. The Shell Warrant's exercise price is $15.45 per share.

     The Loan subjects us to a significant number of restrictions, including various representations and warranties, positive and negative covenants, and events of default. These restrictions include, but are not limited to, the following:

     o Pledge of Assets. We pledged substantially all of our assets to Shell Capital, including our interest in the Karakuduk Field. If an event of default occurs under the Loan and is not timely cured, Shell Capital is entitled to certain remedies, including the right to accelerate repayment of the loan and obtain our rights to the Karakuduk Field.

     o Business Alteration. We cannot engage in any other business except the ownership of KKM and the operation of the Karakuduk Field without the prior consent of Shell Capital.

     o Rights Offering. We must use our best efforts to complete the Rights Offering on or before June 30, 2000. Allen and Whittier have provided the Equity Support Agreement to exercise their full pro-rata share of the Rights Offering or, if the Rights Offering is not completed, to each contribute $2,000,000 to Chaparral in exchange for our equity securities or indebtedness.

     o Change in Control. We cannot enter into any transaction whereby a "group" as defined in the Securities Act of 1934 acquires or otherwise gains control of 20% or more of our outstanding shares of voting stock. Certain transactions are exempt from this restriction, including, the conversion of our Notes, the Rights Offering, the Equity Support Agreement, conversion of our outstanding Series A Preferred Stock, the exercise of the Shell Warrant, and a grant of non-statutory or statutory options to purchase up to 15% of our outstanding common stock to our officers, directors, employees, and consultants (subject to certain anti-dilution provisions). Furthermore, Allen and Whittier, have agreed not to sell or otherwise transfer any of our common stock on or before June 30, 2000, and at no time let their ownership in us fall below 20%, unless otherwise agreed with Shell Capital.

     o Charged Accounts. We must retain all cash receipts from oil sales, proceeds from the Loan, and any other funds raised through approved equity or debt offerings in pledged bank accounts (the "Charged Accounts"). The Charged Accounts are controlled by Shell Capital. We retain title to the Charged Accounts, but Shell Capital directs all cash movements at our request. On a monthly basis, we request transfers of funds from the Charged Accounts into certain operating accounts controlled directly by us or by KKM, respectively.

     o Cash Expenditures. We must expend funds in accordance with capital and operating budgets approved by Shell Capital on an annual basis, unless otherwise approved by Shell Capital.

     o Project Completion. KKM must reach Project Completion on or before September 30, 2001.

     o Share Capital. We cannot purchase, issue, or redeem any of our share capital without the prior approval of Shell Capital.

     o Future Indebtedness. We cannot borrow money, other than trade debt, without the approval of Shell Capital.

     o Sale of Significant Assets. We cannot dispose of any significant assets, including capital stock in our subsidiaries, without the approval of Shell Capital.

     o Leases. Without Shell Capital's approval, KKM cannot enter into any lease or license arrangement with annual payments in excess of $1,000,000 and we will not enter into any lease or license arrangement with annual payments in excess of $200,000.

     o Dividends. KKM cannot pay dividends prior to Project Completion, and then only subject to certain restrictions. We cannot pay any dividends without Shell Capital's consent.

     o OPIC Insurance. We must maintain OPIC political risk insurance throughout the duration of the Loan.

     o Hedge Agreement. We will not cancel or terminate the hedging contracts entered into as part of the Loan or enter into any other hedging transaction without Shell Capital's consent.

     The terms and conditions and related financing costs of the Loan are significant. A substantial portion of our future cash flow from operations will be required for debt service and may not be available for other purposes. Our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, or acquisitions is also restricted, as well as our ability to acquire or dispose of significant assets or investments. These restrictions may make us more vulnerable and less able to react to adverse economic conditions. The failure of Chaparral to meet the terms of the Loan could result in an event of default and the loss of our investment in the Karakuduk Field.

     The Loan prohibits us from paying dividends to our stockholders without Shell Capital's consent. We have not paid dividends in the past and have no expectations to do so in the future.

     As of March 24, 2000, we have borrowed $13,800,000 under the Loan. The Loan Proceeds were utilized to pay $2,225,000 in outstanding debt issuance costs, $4,000,000 for the Hedge Agreement, $750,000 for Transportation Risk Insurance, $157,500 for the initial OPIC insurance premium, $6,000,000 for KKM's operations, and $667,500 for our corporate overhead.

Other Sources of Liquidity and Capital Resources.
-------------------------------------------------

     We expect to draw additional funds from the Loan to support KKM's development of the Karakuduk Field. The costs required to develop the Karakuduk Field are significant and will not be fully covered by the available financial resources under the Loan. We are currently pursuing additional sources of liquidity, which we believe will satisfy both the short and long-term liquidity requirements of both Chaparral and KKM, including the conversion of the Notes into our common stock, the Rights Offering, and the sale of oil under the Crude Oil Sales Agreement.

     We are currently preparing a proxy statement to our stockholders, including a proposal to approve the conversion of the Notes into shares of our common stock at $1.86 per share. The conversion of the Notes would decrease our indebtedness by $13,339,789, plus accrued interest. If the Notes are not converted, they will accrue interest at an annual rate equal to the lesser of 25% or the maximum rate allowed by law. The Notes are fully subordinated to the Loan, and cannot be repaid until we have fully repaid the Loan.

     Our board of directors has approved a Rights Offering for 5,300,000 shares of our common stock convertible at $1.86 per share, or $9,858,000. The board of directors set the record date after the date of our Annual Meeting in order to permit the holders of the Notes to participate in the Rights Offering. Under the terms of the Equity Support Agreement, Allen and Whittier have undertaken to exercise their full pro-rata share of the Rights Offering, which will be approximately $6,660,000, assuming conversion of the Notes, plus accrued interest, into our common stock. If the Rights Offering is not completed prior to June 30, 2000, Allen and Whittier will contribute an aggregate of $4,000,000 in exchange for our equity securities or indebtedness.

     KKM has nominated its first sale under the Crude Oil Sales Agreement for approximately 226,500 barrels of oil. Delivery is expected in April, with payment received in May 2000. Based on current market prices, net proceeds from the sale would equal approximately $4,000,000 to KKM. Additional oil sales are expected on at least a quarterly basis, as KKM works to increase production.

     While we fully expect to realize material cash benefits from some, or all, of the above transactions, we can provide no assurances that the Rights Offering, Equity Support Agreement, conversion of the Notes, or sales under the Crude Oil Sales Agreement will be consummated. If we fail to raise additional financial resources in the short term, through internal or external means, we may be unable to meet operational cash flow requirements or meet the terms of the Loan. If so, we may lose our investment in KKM and the Karakuduk Field.

Capital Commitments
-------------------

     Under the terms of the License from the government of the Republic of Kazakhstan, KKM was committed to minimum expenditures of $30,000,000 for the year ended December 31, 1999. The License also establishes a minimum work program requiring KKM to drill 8 new wells during 1999. In August 1999, we received a letter from the State Investment Agency of the Republic of Kazakhstan (the "SIA Letter"), extending the period for completion of the minimum work program and expenditure commitments to June 30, 2000. The SIA Letter is not a formal amendment to the License.

     As of March 24, 2000, KKM will need to drill an additional 6 new wells and invest an additional $13,500,000 prior to June 30, 2000 to satisfy the terms of the SIA Letter. KKM has one rig running currently and is expecting to place a second rig under contract in the near future. There is a possibility, however, that KKM will not meet the work commitment to drill 6 additional wells before June 30, 2000. If KKM fails to satisfy the work or capital commitment under the License or SIA Letter, the licensing authority could cancel or suspend the License. If the License is cancelled, we will be unable to develop and sell oil produced from the Karakuduk Field, and we will have no other source of oil revenue. We believe the licensing authority will not suspend or cancel the License, but we can provide no assurances that the License would not be revoked or suspended if the License requirements are not satisfied. KKM can request a deferral of the License commitments, but there is no guarantee that the licensing authority will grant a deferral.

Commodity Prices for Oil
------------------------

     Our revenues, profitability, growth and value are highly dependent upon the price of oil. Market conditions make it difficult to estimate prices of oil or the impact of inflation on such prices. Oil prices have been volatile, and it is likely they will continue to fluctuate in the future. Various factors beyond our control affect prices for oil, including supplies of oil available worldwide and in Kazakhstan, the ability of OPEC to agree to maintain oil prices and production controls, political instability or armed conflict in Kazakhstan or other oil producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of transportation routes and pipeline capacity, and changes in applicable laws and regulations.

Inflation
---------

     We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. On April 5, 1999, the government of the Republic of Kazakhstan discontinued its support of the tenge and allowed it to float freely against the US dollar. Immediately thereafter, the official exchange rate declined from 87.5 tenge to the US dollar to 142 tenge to the US dollar, but was relatively stable for the remainder of 1999. The devaluation decreased the US dollar realizable value of any tenge denominated monetary assets held by KKM, and decreased the US dollar obligation of any tenge denominated monetary liabilities held by KKM. KKM maintains its financial statements in U.S. dollars and the impact of the devaluation is not considered to be material at this time.

Year 2000 Update
----------------

     There were no significant disruptions in either Chaparral's or KKM's operations due to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our operations or the products and services of third parties. We will continue to monitor our computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters are addressed promptly.

2. Results from Operations

     We account for our investment in KKM using the equity method.

     In 1999, the FASB released EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, which requires investors to recognize equity method losses beyond their percentage of investee common stock to the extent of their adjusted basis in the investee's common stock and other loans/advances made to the investee. Future equity method gains, if any, would be recaptured by the investor to the extent disproportionate equity method losses were recognized in prior periods. EITF 99-10 is effective for interim and annual periods beginning after September 23, 1999. We have elected to apply EITF 99-10 prospectively beginning in the quarter ended December 31, 1999. As a result, we recognized an additional equity loss of $683,000 in 1999 due to the application of EITF 99-10. See Note 5 to our consolidated financial statement for the year ended December 31, 1999.

     The conversion feature of the Notes represent a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Under EITF 98-5, a portion of the proceeds received from the Notes is allocable to the conversion feature contained therein. The value assigned to the conversion feature is determined as the difference between the market price of our common stock and the conversion price multiplied by the number of shares to be received upon conversion. As the conversion price contained in the Notes is substantially below the market price, the value under the above formula as of December 31, 1999 significantly exceeds the net carrying value of the Notes. Under EITF 98-5, the portion of the proceeds allocable to the conversion feature is limited to the total proceeds received. Accordingly, upon approval of the conversion by the stockholders, we will record total additional debt discount equal to: $12,876,000, which is equal to the Notes carrying value as of December 31, 1999 and the $3,300,000 in Notes issued in January and February of 2000. The entire discount will be immediately charged to interest expense upon conversion of the Notes.

Results of Operations Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
-------------------------------------------------------------------------

     Our operations during 1999, resulted in a net loss of $5,163,000, compared to a net loss of $4,266,000 for 1998.

     Interest income increased by $262,000 from 1998 due to increased financing of 100% of KKM's operations in Kazakhstan. Interest expense increased $318,000 in 1999 due to additional borrowings to support our corporate overhead and KKM's operations.

     General and administrative costs decreased by $625,000 from 1998 primarily due to a decrease in compensation expense from a reduction in stock based compensation and the reversal of accrued compensation which was contingent on the sale of our interest in KKM. Our equity loss in KKM increased by $859,000 from, of which $683,000 was due to the increased amount of equity losses recorded from the application of EITF 99-10 beginning in the fourth quarter of 1999. In the fourth quarter of 1999, KKM stopped capitalizing interest expense and began amortization of its oil and gas properties.

     In 1999, we recorded a $1,060,000 loss from a settlment with Challenger. Chaparral, KKM, Challenger, and OGECC reached a full and final settlement in February of 2000, whereby we will not recover the note receivable from Challenger. We recorded the charge on the settlement of this dispute as of December 31, 1999.

     In 1998, we settled a lawsuit filed against Chaparral for a total of $200,000 and warrants to purchase 3,333 shares of the our common stock at an exercise price of $60 per share, exercisable through January 2, 1999. The warrants were recorded at the fair market value (approximately $34,000).

     In 1998, we also recognized a $236,000 extraordinary loss on the extingushment of long-term debt.

Results of Operations Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
-------------------------------------------------------------------------

     Our operations during 1998, resulted in a net loss of $4,266,000, compared to a net loss of $2,603,000 for 1997.

     Interest income increased by $436,000 from 1997 due to increased financing of 100% of KKM's operations in Kazakhstan.

     General and administrative costs increased by $1,363,000 from 1997 due mainly to an increase in compensation expense and legal fees. Compensation expense increased by $992,000, primarily due to stock based compensation granted to our directors, employees, and consultants during 1998 plus amortization of prior year equity based compensation. Furthermore, our cash based compensation increased due to the hiring of additional personnel required for normal business operations. Legal fees increased $125,000, primarily relating to a lawsuit, which was settled in 1998. Our equity loss in KKM, increased $585,000 from 1997. These increases are the result of KKM's increased operational activity in Kazakhstan.

     In 1998, we settled a lawsuit filed against Chaparral for a total of $200,000 and warrants to purchase 3,333 shares of our common stock at an exercise price of $60 per share, exercisable through January 2, 1999. The warrants were recorded at the fair market value (approximately $34,000).

     In 1998, we recognized a $236,000 extraordinary loss on the extingushment of long-term debt. In 1997, we recognized a $214,000 extraordinary loss on the extingushment of short-term debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 1999, our only outstanding market risk sensitive instruments were total aggregate Notes outstanding of $10,040,000. The Notes accrue interest at 8% and are convertible into our common stock upon stockholder approval at a conversion price of $1.86 per share. The Notes were issued in the fourth quarter of 1999 and are recorded at their fair value.

     On February 11, 2000, we entered the Hedge Agreement, paying $4.0 million for put contracts to sell a total of 1,562,250 barrels of North Sea Brent crude. The exercise prices of the various put contracts range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for a list of the Financial Statements and the supplementary financial information included in this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item as to the directors and executive officers of are incorporated by reference to such information appearing under the captions "Election of Directors" and "Executive Officers" in our definitive proxy statement for our 2000 Annual Meeting of Stockholders and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item as to the management is hereby incorporated by reference to such information appearing under the caption "Executive Compensation" in our definitive proxy statement for our 2000 Annual Meeting of Stockholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership by management and others of securities is hereby incorporated by reference to such information appearing under the caption "Nominees for Director" and "Certain Stockholders" in our definitive proxy statement for our 2000 Annual Meeting of Stockholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain business relationships and transactions with management and other related parties is hereby incorporated by reference to such information appearing under the caption "Certain Transactions" in our definitive proxy statement for our 2000 Annual Meeting of Stockholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  Financial Statements.
                 ---------------------

         Table of Contents                                                                                Page
         Chaparral Resources, Inc.
         -------------------------
         Report of Independent Auditors.....................................................................  1
         Consolidated Balance Sheets--As of December 31, 1999 and December 31, 1998 ........................  2
         Consolidated Statements of Operations--Years ended December 31, 1999,
                  1998, and 1997............................................................................  4
         Consolidated Statements of Cash Flows--Years ended December 31, 1999,
                  1998, and 1997............................................................................  5
         Consolidated Statement of Changes in Stockholders' Equity--Years ended
                  December 31, 1999and 1998, and the
                  11 months ended December 31, 1997.........................................................  7
         Notes to Consolidated Financial Statements.........................................................  8
         Supplemental Information - Disclosures About Oil and Gas Producing Activities - Unaudited.......... 32

         Closed Type JSC Karakudukmunay.
         Report of Independent Auditors .................................................................... 35
         Balance Sheets--As of December 31, 1999 and 1998 .................................................. 36
         Statements of Expenses and Accumulated Deficit--Years ended
                  December 31, 1999, 1998 and 1997.......................................................... 37
         Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997............................. 38
         Statements of Stockholders' Deficit................................................................ 39
         Notes to the Financial Statements ................................................................. 40
         Supplemental Information - Disclosures About Oil and Gas Producing Activities - Unaudited.......... 54


         (a)(2)  Financial Statement Schedules.
                 ------------------------------

                  All schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (b)  Current Reports on Form 8-K.
              -----------------------------

                  We filed a Current Report on Form 8-K, dated October 25, 1999 to report the sale of our 8% Non-Negotiable Convertible Subordinated Notes and announce execution of our loan agreement with Shell Capital Limited and certain other lenders.

         (c)  Exhibits.
              --------

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      2.1 Stock Acquisition Agreement and Plan of Reorganization dated April 12, 1995 between Chaparral Resources, Inc., and the Shareholders of Central Asian Petroleum, Inc., incorporated by reference to Exhibit 2.1 to Chaparral Resources, Inc's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

      2.2 Escrow Agreement dated April 12, 1995 between Chaparral Resources, Inc., the Shareholders of Central Asian Petroleum, Inc. and Barry W. Spector, incorporated by reference to Exhibit 2.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

      2.3 Amendment to Stock Acquisition Agreement and Plan of Reorganization dated March 10, 1996 between Chaparral Resources, Inc., and the Shareholders of Central Asian Petroleum, Inc., incorporated by reference to Chaparral Resources, Inc.'s Registration Statement No. 333-7779.

      3.1 Certificate of Incorporation, dated April 21, 1999, incorporated by reference to to Chaparral Resources, Inc.'s Notice and Definitive Schedule 14Adated April 21, 1999.

      3.2 Bylaws, dated April 21, 1999, incorporated by reference to Annex IV to our Notice and Definitive Schedule 14Adated April 21, 1999.

      4.1* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $101,400, to Allen & Company Incorporated.

      4.2* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $182,680, to Allen & Company Incorporated.

      4.3* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $2,613,097, to Allen & Company Incorporated.

      4.4* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $929,984, to Allen & Company Incorporated.

      4.5* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $103,332, to John
                    G. McMillian.

      4.6* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $20,298, to John G. McMillian.

      4.7* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $288,019, to John
                    G. McMillian.

      4.8* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $524,986, to Whittier Ventures.

      4.9* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $525,973, to Whittier Ventures, LLC.

      4.10 8% Non-Negotiable Convertible Subordinated Promissory Note, dated December 10, 1999, principal amount $150,000, to Cord Family Exempt Trust, incorporated by reference to Exhibit
                    10.40 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.11 8% Non-Negotiable Convertible Subordinated Promissory Note, dated February 10, 2000, principal amount $1,250,000, to Allen & Company Incorporated, incorporated by reference to
                    Exhibit 10.51 to Chaparral Resources, Inc. Current Report on 8-K dated March 22, 2000.

      4.12 8% Non-Negotiable Convertible Subordinated Promissory Note, dated February 9, 2000, principal amount $100,000, to Helen Jacobs Strauss Trust, incorporated by reference to Exhibit
                    10.50 to Chaparral Resources, Inc. Current Report on 8-K dated March 22, 2000.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------



      4.13 8% Non-Negotiable Convertible Subordinated Promissory Note, dated February 9, 2000, principal amount $100,000, to EcoTels International Limited, incorporated by reference to
                    Exhibit 10.49 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.14 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 27, 2000, principal amount $750,000, to Allen & Company Incorporated, incorporated by reference to Exhibit
                    10.48 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.15 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 21, 2000, principal amount $250,000, to Helen Jacobs Strauss Trust, incorporated by reference to Exhibit
                    10.47 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.16 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 19, 2000, principal amount $200,000, to Akin, Gump, Strauss, Hauer & Feld, incorporated by reference to
                    Exhibit 10.46 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.17 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 19, 2000, principal amount $250,000, to John
                    G. McMillian, incorporated by reference to Exhibit 10.45 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.18 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 14, 2000, principal amount $250,000, to Capco Energy, Inc., incorporated by reference to Exhibit 10.44 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.19 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 7, 2000, principal amount $150,000, Rose Dosti IRA UTA Charles Schwab Inc. Contributory DTD, incorporated by reference to Exhibit 10.43 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.20 8% Non-Negotiable Convertible Subordinated Promissory Note, dated December 15, 1999, principal amount $500,000, to Capco Energy, Inc., incorporated by reference to Exhibit 10.42 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.21 8% Non-Negotiable Convertible Subordinated Promissory Note, dated December 10, 1999, principal amount $100,000, to Cord Capital, LLC, incorporated by reference to Exhibit 10.41 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.22 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 12, 1999, principal amount $1,000,000, to Whittier Ventures, LLC, incorporated by reference to Exhibit
                    4.9 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.23 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $100,000, to Marathon Special Opportunity Fund, LLC, incorporated by reference to Exhibit 4.8 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.24 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $100,000, to Patrick McGee, incorporated by reference to Exhibit 4.7 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------


      4.25 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $100,000, to Duncan
                    A. Lee, incorporated by reference to Exhibit 4.6 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.26 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $125,000, to William Keller, incorporated by reference to Exhibit 4.5 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.27 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $125,000, to Thomas
                    G. Murphy, incorporated by reference to Exhibit 4.4 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.28 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $200,000, to Pecos Joint Venture, incorporated by reference to Exhibit 4.3 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.29 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $250,000, to Global Undervalued Securities Fund, LP, incorporated by reference to Exhibit 4.2 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.30 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $2,000,000, to Allen & Company Incorporated, incorporated by reference to
                    Exhibit 4.1 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      10.1 Agreement dated August 30, 1995 for Exploration Development and Production of Oil in Karakuduk Oil Field in Mangistan Oblast of the Republic of Kazakhstan between Ministry of Oil and Gas Industries of the Republic of Kazakhstan for and on Behalf of the Government of the Republic of Kazakhstan and Joint Stock Company of Closed Type Karakuduk Munay Joint Venture, incorporated by reference to Exhibit 10.17 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

      10.2 License for the Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.18 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

      10.3 Amendment dated September 11, 1997, to License for Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      10.4 Amendment to License for the Right to Use the Subsurface in the Republic of Kazakhstan, dated December 31, 1998, incorporated by reference to Exhibit 10.25 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.5* Letter from the Agency of the Republic of Kazakhstan on Investments to Central Asian Petroleum (Guernsey) Limited dated July 28, 1999 regarding License for Right to Use the Subsurface in the Republic of Kazakhstan.

      10.6 Warrant Certificate entitling Allen & Company to purchase up to 1,022,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on Form 8-K dated April 1, 1996.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      10.7          Form of Warrant issued to Black Diamond Partners LP, Clint
                    D. Carlson, John A. Schneider, Victory Ventures LLC, Whittier Energy Company and Whittier Ventures LLC in connection with loans made by them to Chaparral Resources, Inc. in November and December 1996 and to Black Diamond Partners LP, Clint D. Carlson, Whittier Energy Company and Whittier Ventures LLC in July 1997 in connection with the same loans, incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

      10.8 Warrant Certificate entitling Allen & Company Incorporated to purchase up to 900,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to
                    Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on Form 8-K/A dated October 31, 1997.

      10.9 Agreement dated March 31, 1998, effective as of November 4, 1997, between Chaparral Resources, Inc. and Allen & Company Incorporated, incorporated by reference to Exhibit 10.33 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      10.10         Warrants issued to Allen & Company, Incorporated and John G.
                    McMillian, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      10.11 1998 Incentive and Nonstatutory Stock Option Plan, incorporated by reference to Exhibit 10.24 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.12 Credit Support and Pledge Agreement between Whittier Ventures, LLC and Chaparral Resources, Inc. dated July 2, 1998, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10.13 Warrants issued to Whittier Ventures, LLC, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10.14 Settlement Agreement and Release between Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. and Chaparral Resources, Inc., Howard Karren, Whittier Trust Company and James A. Jeffs dated October 30, 1998, incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10.15 Warrants issued to Heartland, Inc. of Wichita and Collins & McIlhenny, Inc., as joint tenants and to Don M. Kennedy, incorporated by reference to Exhibit 10.4 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10.16 Loan Agreement between Challenger Oil Services, PLC and Chaparral Resources, Inc. dated September 10, 1998, incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10.17 Promissory Note between Challenger Oil Services, PLC and Chaparral Resources, Inc. dated September 10, 1998, incorporated by reference to Exhibit 10.6 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      10.18 International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated April 7, 1998, incorporated by reference to Exhibit 10.32 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.19 Amendment No. 1 to the International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated April 7, 1998, incorporated by reference to Exhibit 10.33 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.20 Amendment No. 2 to the International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated March 17, 1999, incorporated by reference to Exhibit 10.34 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.21         Letter Agreement dated March 17, 1999 between
                    Karakuduk-Munay, JSC and Challenger Oil Services, PLC, incorporated by reference to Exhibit 10.35 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.22 Letter Agreement and Restated Amendment No. 1 to Loan Agreement and Promissory Note dated March 18, 1999 between Challenger Oil Services, PLC and Chaparral Resources, Inc., incorporated by reference to Exhibit 10.36 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.23 $24,000,000 Loan Agreement dated as of November 1, 1999, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      10.24 Supplemental Agreement, dated February 10, 2000, among Shell Capital Limited, Shell Capital Services Limited, Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Closed Type JSC Karakudukmunay and Central Asian Petroleum, Inc., incorporated by reference to Exhibit 10.19 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.25 CRI-CAP(G) Loan Agreement, dated February 7, 2000, between Chaparral Resources, Inc. and Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit
                    10.13 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.26 CAP(G)-KKM Loan Agreement, dated February 7, 2000, between Closed Type JSC Karakudukmunay and Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit
                    10.16 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.27 Accounts Agreement, dated February 8, 2000, among Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Closed Type JSC Karakudukmunay, Shell Capital Services Limited, ABN Amro Bank N.V., London Branch and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.28 Security Trust Deed, dated February 7, 2000, among Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Central Asian Petroleum, Inc., Closed Type JSC Karakudukmunay, Shell Capital Services Limited and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.17 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      10.29 CRI Accounts Assignment, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit
                    10.2 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.30 CAP(G) Accounts Assignment, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation, p.l.c., incorporated by reference to Exhibit
                    10.3 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.31 KKM Accounts Assignment, dated February 7, 2000, between Closed Type JSC Karakudukmunay and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit
                    10.4 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.32 CRI-CAP(D) Pledge Agreement, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit
                    10.11 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.33 CRI-CAP(G) Charge Over Shares, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                    Exhibit 10.14 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.34 CAP(D)-CAP(G) Charge Over Shares, dated February 7, 2000, between Central Asian Petroleum, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                    Exhibit 10.15 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.35 KKM Pledge Agreement, dated February 7, 2000, between Central Asian Petroleum (Guernsey) Limited and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.12 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.36 CRI Assignment, dated February 8, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.37 CAP(G) Assignment, dated February 7, 2000, between Central Asian Petroleum (Guernsey) Limited and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                    Exhibit 10.6 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.38 KKM Assignment, dated February 7, 2000, between Closed Type JSC Karakudukmunay and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.7 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.39 Assignment of Insurance Proceeds, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                    Exhibit 10.8 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.40 KKM Assignment of Insurances, dated February 7, 2000, between Closed Type JSC Karakudukmunay and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                    Exhibit 10.9 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      10.41 Assignment of Reinsurance, dated February 8, 2000, among Closed Type JSC Karakudukmunay, Kazakinstrakh JSC, Schwarzmeer und Ostsee Insurance Co. Limited (Sovag) U.K. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.10 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.42 Warrant Agreement, dated February 8, 2000, between Chaparral Resources, Inc. and Shell Capital Limited, incorporated by reference to Exhibit 10.18 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.43 Technical Services Agreement, dated February 8, 2000, Shell Capital Services Limited and Closed Type JSC Karakudukmunay, incorporated by reference to Exhibit 10.20 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.44 Contract of Insurance No. 158, dated December 29, 1999, between the Overseas Private Investment Corporation and Chaparral Resources, Inc., incorporated by reference to
                    Exhibit 10.21 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.45 Amendment No. 1 to Contract of Insurance No. F158, dated as of February 4, 2000, between the Overseas Private Investment Corporation and Chaparral Resources, Inc., incorporated by reference to Exhibit 10.22 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.46 Trade Confirmation, dated February 11, 2000, between Deutsche Bank AG New York and Chaparral Resources, Inc., incorporated by reference to Exhibit 10.23 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.47 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Patrick McGee, incorporated by reference to Exhibit
                    10.24 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.48 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Whittier Ventures, LLC., incorporated by reference to
                    Exhibit 10.25 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.49 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Pecos Joint Venture, incorporated by reference to
                    Exhibit 10.26 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.50 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Thomas G. Murphy, incorporated by reference to Exhibit
                    10.27 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.51 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Duncan Lee, incorporated by reference to Exhibit 10.28 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.52 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Marathon Special Opportunity Fund, incorporated by reference to Exhibit 10.29 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      10.53 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and William Keller, incorporated by reference to Exhibit
                    10.30 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.54 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Global Undervalued Securities Fund, LP, incorporated by reference to Exhibit 10.31 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.55 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Cord Family Exempt Trust, incorporated by reference to
                    Exhibit 10.32 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.56 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Cord Capital, LLC, incorporated by reference to Exhibit
                    10.33 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.57 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Capco Energy, Inc, incorporated by reference to Exhibit
                    10.34 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.58 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Rose Dosti IRA UTA Charles Schwab Inc Contributory DTD, incorporated by reference to Exhibit 10.35 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.59 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and John G. McMillian, incorporated by reference to Exhibit
                    10.36 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.60 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Akin, Gump, Strauss, Hauer & Feld, L.L.P., incorporated by reference to Exhibit 10.37 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.61 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Helen Jacobs Strauss Trust, incorporated by reference to
                    Exhibit 10.38 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.62 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Allen & Company Incorporated, incorporated by reference to Exhibit 10.39 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.63* Subordination Agreement, dated February 8, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and EcoTels International Limited.

      10.64 Crude Oil Sale and Purchase Agreement dated as of November 1, 1999, between Closed Type JSC Karakuduk Munay and Shell Trading International Limited, incorporated by reference to
                    Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      10.65* Daywork Drilling Contract Land between KazakhOil Drilling Service Company and Closed Type Karakudukmunay, JSC, dated October 10, 1999.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      10.66* Transportation Contract between KazakhOil and Closed Type Karakudukmunay, JSC, dated January 31, 2000.

      10.67* Commercial Services Agreement between Shell Trading International Limited and Closed Type Karakudukmunay, JSC, dated November 1, 1999.

      10.68* Letter from Ryder Scott Company Petroleum Engineers to Chaparral Resources, Inc. regarding review of reserve estimates of the Karakuduk Field, dated January 13, 1995.

      10.69* Letter from Ryder Scott Company Petroleum Engineers to Chaparral Resources, Inc. regarding review of reserve estimates of the Karakuduk Field, dated October 8, 1999.

      21            Subsidiaries of the Registrant, incorporated by reference to
                    Exhibit 21 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      23.1*         Consent of Ryder Scott Company Petroleum Engineers.

      27*           Financial Data Schedule.


    *  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CHAPARRAL RESOURCES, INC.,
                               a Delaware corporation

                               By   /s/ John G. McMillian
                                    --------------------------------------------
                                    John G. McMillian
                                    Co-Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

                               By   /s/ Michael B. Young
                                    --------------------------------------------
                                    Michael B. Young, Treasurer and Controller
                                    (Principal Financial and Accounting Officer)


Dated March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date                  Name and Title                       Signature
----                  --------------                       ---------

March 28, 2000       Ted Collins, Jr., Director            /s/ Ted Collins, Jr.
                                                           ---------------------

March 28, 2000       David A. Dahl, Director               /s/ David A. Dahl
                                                           ---------------------

March 28, 2000       James A. Jeffs, Co-Chairman           /s/ James A. Jeffs
                                                           ---------------------

March 28, 2000       Richard L. Grant, Director            /s/ Richard L. Grant
                                                           ---------------------

March 28, 2000       John G. McMillian, Co-Chairman and    /s/ John G. McMillian
                       Chief Executive Officer             ---------------------

        Consolidated Financial Statements

        Chaparral Resources, Inc.


        Years ended December 31, 1999, December 31, 1998, and December 31, 1997 with Reports of Independent Auditors

                            Chaparral Resources, Inc.

                        Consolidated Financial Statements








                                    Contents

Chaparral Resources, Inc.

Report of Independent Auditors ...............................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets ..................................................2
Consolidated Statements of Operations.........................................4
Consolidated Statements of Cash Flows.........................................5
Consolidated Statements of Changes in Stockholders' Equity....................7
Notes to Consolidated Financial Statements....................................8

Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited..........................................32

Closed Type JSC Karakudukmunay

Report of Independent Auditors...............................................35

Audited Financial Statements

Balance Sheets...............................................................36
Statements of Operations.....................................................37
Statements of Cash Flows.....................................................38
Statements of Stockholders' Deficit..........................................39
Notes to Financial Statements................................................40

Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited..........................................54

                         Report of Independent Auditors


The Board of Directors and Stockholders
Chaparral Resources, Inc.

We have audited the accompanying consolidated balance sheets of Chaparral Resources, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Resources, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency as of December 31, 1999. In addition, there are uncertainties relating to the Company and its equity method investees' ability to meet their commitments under a license agreement and ability to meet all expenditure/cash flow requirements through 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and other factors in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


                                           ERNST & YOUNG LLP
Houston, Texas
March 17, 2000



                                           CHAPARRAL RESOURCES, INC.

                                          CONSOLIDATED BALANCE SHEETS



                                                                                   December 31
                                                                            1999                1998
                                                                     ---------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                         $        23,000       $      121,000
   Restricted cash (Note 3)                                                  578,000              756,000
   Accounts receivable                                                        23,000               25,000
   Prepaid expenses                                                          111,000               76,000
   Current portion of note receivable (Note 4)                                     -              420,000
                                                                     ---------------------------------------
Total current assets                                                         735,000            1,398,000

Note receivable (Note 4)                                                           -              589,000

Oil and gas properties and investments - full cost method
     Republic of Kazakhstan (Karakuduk Field)--
       Not subject to depletion (Note 5):                                          -           32,261,000
       Subject to depletion     (Note 5)                                  38,151,000                    -

Furniture, fixtures and equipment                                            100,000               93,000
Less accumulated depreciation                                                (39,000)             (17,000)
                                                                     ---------------------------------------
                                                                              61,000               76,000
                                                                     ---------------------------------------

Deferred debt issuance cost  (Note 6)                                      2,356,000                    -
                                                                     ---------------------------------------

Total assets                                                          $   41,303,000       $   34,324,000
                                                                     =======================================

See accompanying notes.



                                           CHAPARRAL RESOURCES, INC.

                                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31
                                                                             1999                1998
                                                                     ---------------------------------------
Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                   $     1,045,000      $       223,000
   Accrued liabilities:
    Accrued compensation                                                      458,000              418,000
    Accrued debt issuance cost                                              1,934,000                    -
    Accrued other                                                             239,000              104,000
   Short-term note payable, net of discount (Note 7)                                -              940,000
                                                                     ---------------------------------------
Total current liabilities                                                   3,676,000            1,685,000

Note payable, net of discount (Note 7)                                      9,576,000
Accrued compensation (Note 13)                                                      -              210,000
Redeemable preferred stock (Note 10)- cumulative, convertible,
     Series A 75,000 designated, 50,000 issued and outstanding, at stated value, $5.00 cumulative annual
      dividend, $5,500,000 redemption value                                 5,200,000            4,850,000
Stockholders' equity (Note 8):
   Common stock - authorized,  100,000,000
     shares of $0.0001 par value;  issued
     and outstanding, 980,314 and 972,980 shares at
     December 31, 1999 and 1998                                                     -                    -
Capital in excess of par value                                             47,857,000           47,611,000
Unearned portion of restricted stock awards                                   (23,000)             (56,000)
Preferred stock - 1,000,000 shares authorized, 925,000 shares
 undesignated. Issued and outstanding - none                                        -                    -
Stock subscription receivable (Note 10)                                             -             (506,000)
Accumulated deficit                                                       (24,983,000)         (19,470,000)
                                                                     ---------------------------------------
Total stockholders' equity                                                 22,851,000           27,579,000
                                                                     ---------------------------------------
Total liabilities and stockholders' equity                            $    41,303,000      $    34,324,000
                                                                     =======================================

See accompanying notes.



                                           CHAPARRAL RESOURCES, INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year Ended December 31,
                                                      1999            1998               1997
                                                ---------------------------------------------------

Revenue                                         $          -      $           -      $           -

Costs and expenses:
   Depreciation and depletion                          31,000            14,000              7,000
   General and administrative                       2,392,000         3,017,000          1,654,000
                                               ----------------------------------------------------
                                                    2,423,000         3,031,000          1,661,000
                                               ----------------------------------------------------

Loss from operations                               (2,423,000)       (3,031,000)        (1,661,000)

Other income (expense):
   Interest income                                    924,000           662,000            226,000
   Interest expense                                  (523,000)         (205,000)          (298,000)
   Equity in loss from investment
       (Notes 5 and 17)                            (2,081,000)       (1,222,000)          (637,000)
   Legal settlement (Note 9)                                -          (234,000)                 -
   Write-off of note receivable (Note 4)           (1,060,000)                -                  -
   Other                                                    -                 -            (19,000)
                                               ----------------------------------------------------
                                                   (2,740,000)         (999,000)          (728,000)
                                               ----------------------------------------------------

Loss before extraordinary item                     (5,163,000)       (4,030,000)        (2,389,000)

Extraordinary loss on extinguishment of
     long-term debt (Note 16)                               -          (236,000)          (214,000)
                                               ----------------------------------------------------

Net loss                                        $  (5,163,000)    $  (4,266,000)     $  (2,603,000)
                                               ====================================================

Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock               (250,000)         (250,000)                 -
Discount accretion
   Series A Redeemable Preferred Stock               (100,000)         (100,000)                 -

                                               ====================================================
Net loss available to common stockholders       $  (5,513,000)    $  (4,616,000)     $  (2,603,000)
                                               ====================================================

Basic and diluted earnings per share:
Loss per share before extraordinary item        $       (5.28)    $       (4.49)     $       (3.45)
Extraordinary loss per share                    $           -     $        (.26)     $        (.31)
Net loss per share                              $       (5.28)    $       (4.75)     $       (3.76)
Weighted average number of shares
   outstanding (basic and diluted)                    978,391           898,477            692,691



See accompanying notes.




                                                 CHAPARRAL RESOURCES, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                  1999               1998               1997
                                                            -------------------------------------------------------
Cash flows from operating activities
Net loss                                                    $   (5,163,000)     $   (4,266,000)     $   (2,603,000)
Adjustments to reconcile net loss to
   net cash provided (used) in operating activities:
     Write-off of note receivable                                1,060,000                   -                   -
     Equity loss from investment                                 2,081,000           1,222,000             637,000
     Reversal of long term accrued compensation                   (210,000)                  -                   -
     Depreciation and depletion                                     31,000              14,000               7,000
     Loss on the sale of oil and gas properties                          -                   -               3,000
     Provision for doubtful accounts                                16,000              29,000              37,000
     Write-down of oil and gas properties                                -                   -              30,000
     Stock issued for services and bonuses                         270,000             600,000              78,000
     Stock options issued for services and bonuses                   9,000             113,000             117,000
     Warrants issued for legal settlement                              -                34,000                   -
     Amortization of note discount                                  77,000             154,000             198,000
     Loss on extinguishment of debt                                      -             236,000             214,000
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                       (14,000)             48,000            (129,000)
         Prepaid expenses                                          (35,000)            (14,000)            (59,000)
         Note and related accrued interest receivable              (51,000)         (1,009,000)                  -
         Accrued interest on advances to KKM                      (854,000)           (522,000)           (195,000)
         Other                                                           -                   -              95,000
       Increase in:
         Accounts payable                                          822,000              46,000             177,000
         Accrued debt issuance cost                              1,934,000                   -                   -
         Accrued other                                             135,000              50,000              19,000
         Accrued compensation                                       40,000             418,000                   -
                                                            -------------------------------------------------------
Net cash provided (used) in operating activities                   148,000          (2,847,000)         (1,374,000)

Cash flows from investing activities
Additions to furniture, fixtures and equipment                $     (7,000)       $    (80,000)      $      (6,000)
Investment in and advances to oil and
   gas properties                                               (7,126,000)        (13,039,000)         (6,114,000)
Proceeds from sale of interest in oil and gas
   properties - domestic                                                 -                   -             282,000
                                                            -------------------------------------------------------
Net cash used in investing activities                           (7,133,000)        (13,119,000)         (5,838,000)




                                                 CHAPARRAL RESOURCES, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                                   1999             1998                 1997
                                                            -------------------------------------------------------
 Cash flows from financing activities
 Net proceeds from notes payable                              $  10,040,000     $   2,045,000         $    300,000
 Repayment of notes payable                                        (975,000)       (1,095,000)            (450,000)
 Debt issuance cost                                              (2,356,000)                -                    -
 Restricted cash                                                    178,000          (756,000)                   -
 Payable for CAP-G shares                                                 -                 -             (744,000)
 Proceeds from warrant exercise                                           -            20,000            3,309,000
 Net proceeds from redeemable preferred stock
     issuance                                                             -                 -            5,000,000
 Net proceeds from private placement                                      -        12,450,000            2,300,000
                                                            -------------------------------------------------------
 Net cash provided by financing activities                        6,887,000        12,664,000            9,715,000
                                                            -------------------------------------------------------

 Net increase (decrease) in cash and
    cash equivalents                                                (98,000)       (3,302,000)           2,503,000
 Cash and cash equivalents at beginning
    of period                                                       121,000         3,423,000              920,000
                                                            =======================================================
 Cash and cash equivalents at end of period                   $      23,000     $     121,000         $  3,423,000
                                                            =======================================================

 Supplemental cash flow disclosure
      Interest paid                                           $      68,000     $      58,000         $     53,000
      Income taxes paid                                              23,000
 Supplemental schedule of non-cash
    investing and financing activities
      Common stock issued for acquisition
        of CAP-G                                              $           -     $           -         $  1,000,000
      Discount recognized for note issued
        with detachable stock warrants                              506,000           146,000               74,250
      Warrants issued for common stock in
        conjunction with subscription and issuance
        of preferred stock                                                -                 -            2,270,000
      Common stock issued for accrued
        compensation                                                      -                 -              175,000
      Common stock issued upon:
        Conversion of debentures                                          -                 -            1,500,000
        Conversion of accrued interest                                    -                 -               50,000


See accompanying notes.




                                                    CHAPARRAL RESOURCES, INC.

                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Capital in
                                  Common Stock      Excess of           Stock        Unearned
                                 ---------------      Par           Subscription    Restricted    Accumulated
                                 Shares   Amount     Value           Receivable    Stock Awards     Deficit         Total
                                 --------------------------------------------------------------------------------------------

Balance at November 30, 1996     625,442    --     24,235,000            --              --       (12,121,000)     12,114,000
Warrants exercised for
 capital stock                    94,135    --      3,309,000            --              --              --         3,309,000
Conversion of debentures for
 capital stock                    36,162    --      1,549,000            --              --              --         1,549,000
Capital stock issued
 for services                      1,461    --         78,000            --              --              --            78,000
Stock options issued
 for services                       --      --        227,000            --          (109,000)           --           118,000
Capital stock issued
 for accrued compensation          5,833    --        175,000            --              --              --           175,000
Capital stock issued
 for investment in affiliate       6,667    --      1,000,000            --              --                 _       1,000,000
Capital stock issued in
 private placement                58,974    --      2,300,000            --              --              --         2,300,000
Debt issuance costs--stock
 warrants issued                    --      --        168,000            --              --              --           168,000
Preferred stock issuance
 and related common
 stock warrants                     --      --      2,270,000      (1,770,000)           --              --           500,000
Net loss                            --      --           --              --              --        (2,733,000)     (2,733,000)
                               ----------------------------------------------------------------------------------------------
Balance at December 31, 1997     828,674    --     35,311,000      (1,770,000)       (109,000)    (14,854,000)     18,578,000

Warrants exercised for
 capital stock                     1,333    --         20,000            --              --              --            20,000
Capital stock issued
 for services                      4,084    --        645,000            --           (45,000)           --           600,000
Stock options issued
 for services                       --      --         34,000            --           (34,000)           --              --
Stock options expired               --      --        (19,000)           --            17,000            --            (2,000)
Amortization of
 restricted stock awards            --      --           --              --           115,000            --           115,000
Capital stock issued in
 private placement               138,889    --     12,450,000            --              --              --         12,450,00
Legal Settlement
 warrants issued                    --      --         34,000            --              --              --            34,000
Debt issuance costs--stock
 warrants issued                    --      --        400,000            --              --              --           400,000
Preferred stock issuance and
 related common stock warrants      --      --     (1,264,000)      1,264,000            --              --              --
Cumulative dividend Series A
 Redeemable Preferred Stock         --      --           --              --              --          (250,000)       (250,000)
Discount accretion on
 redeemable preferred stock         --      --           --              --              --          (100,000)       (100,000)
Net loss                            --      --           --              --              --        (4,266,000)     (4,266,000)
                               ----------------------------------------------------------------------------------------------
Balance at December 31, 1998     972,980    --     47,611,000        (506,000)        (56,000)    (19,470,000)     27,579,000

Capital stock issued               5,861    --        246,000            --          (246,000)           --              --
 for services
Amortization of
 restricted stock awards            --      --           --              --           279,000            --           279,000
Capital stock issued for
 fractional shares after
 reverse stock split               1,473    --           --              --              --              --              --
Warrants earned                     --      --           --           506,000            --              --           506,000
Cumulative dividend Series A
 Redeemable Preferred Stock         --      --           --              --              --          (250,000)       (250,000)
Discount accretion on
 redeemable preferred stock         --      --           --              --              --          (100,000)       (100,000)
Net loss                            --      --           --              --              --        (5,163,000)     (5,163,000)
                               ----------------------------------------------------------------------------------------------
Balance at December 31,          980,314    --     47,857,000            --           (23,000)    (24,983,000)     22,851,000
                               ==============================================================================================


See accompanying notes.

                                                                 7

                            CHAPARRAL RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Organization

Organization, Principles of Consolidation, and Basis of Presentation

Chaparral Resources, Inc. ("Chaparral") was incorporated in the state of Colorado on January 13, 1972, principally to engage in the exploration, development and production of oil and gas properties. On April 21, 1999, the Company's stockholders approved the reincorporation of Chaparral from Colorado to Delaware. Chaparral focuses substantially all of its efforts on the exploration and development of the Karakuduk Field, an oilfield located in the Central Asian Republic of Kazakhstan.

The consolidated financial statements include the accounts of Chaparral and its 100% owned subsidiaries, Central Asian Petroleum (Guernsey) Limited ("CAP-G"), Road Runner Services Company ("RRSC"), Chaparral Acquisition Corporation ("CAC"), and Central Asian Petroleum, Inc. ("CAP-D"). Chaparral owns 80% of the common stock of CAP-G directly and indirectly through CAP-D, which owns the remaining 20%. Hereinafter, Chaparral and its subsidiaries are collectively referred to as "the Company." All significant intercompany transactions have been eliminated.

In order to unite the reporting period of the Company with that of its subsidiaries, the fiscal year of the Company was changed to a December 31 year end from the previous November 30 year end. This change took effect on May 29, 1997. As a result of this change, the consolidated statement of changes in stockholders' equity for the thirteen months ended December 31, 1997 is presented.

CAP-G owns a 50% interest in Closed Type JSC Karakudukmunay ("KKM"), a Kazakhstan joint stock company, which holds the rights for the exploration, development and production of oil in the Karakuduk Field. KKM is owned jointly by CAP-G (50%), KazakhOil JSC ("KazakhOil") (40%) and a private Kazakhstan joint stock company (10%). KazakhOil, the national petroleum company of Kazakhstan, is owned by the Government of the Republic of Kazakhstan. The Company shares control of KKM through participation on KKM's Board of Directors.

On April 21, 1999, the Company's stockholders approved and effected a sixty for one reverse stock split. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

Reclassifications

Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less.

Oil and Gas Properties and Investments

The Company and KKM use the full cost method of accounting for their oil and gas properties. All costs directly associated with the acquisition, exploration and development of oil and gas properties are capitalized in cost pools for each country in which the Company operates. The limitation on such capitalized costs is determined in accordance with rules specified by the Securities and Exchange Commission. Capitalized costs are depleted using the units of production method based on total proven reserves.

The Company accounts for its investment in KKM using the equity method.

                           CHAPARRAL RESOURCES, INC.

1. Summary of Significant Accounting Policies and Organization (continued)

Sales of Proven Oil and Gas Properties

Sales of oil and gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized unless such adjustments significantly alter the relationship between capitalized costs and proven reserves of oil and gas. A significant alteration would not ordinarily be expected to occur for sales involving less than 25% of the reserve quantities of a given cost center. If a gain or loss is recognized on such a sale, total capitalized costs within the cost center are allocated between the reserves sold and reserves retained on the same basis used to compute amortization, unless there are substantial economic differences between the properties sold and those retained, in which case capitalized costs are allocated on the basis of the relative fair values of the properties.

Oil and Gas Properties Not Subject to Depletion

Costs associated with acquisition and evaluation of unproven properties are excluded from the amortization computation until it is determined if proven reserves can be attributed to the properties. These unevaluated properties are assessed annually for possible impairment and the amount impaired, if any, is added to the amortization base. Costs of exploratory dry holes and geological and geophysical costs not directly associated with specific unevaluated properties are added to the amortization base as incurred.

Revenue Recognition

Revenues and their related costs are recognized upon delivery of commercial quantities of oil and gas production produced from proven reserves, in accordance with the accrual method of accounting. Losses, if any, are provided for in the period in which the loss is determined to occur.

During 1999, KKM sold approximately 325,000 barrels of crude oil in the local Kazakhstan and export markets and realized approximately $1,019,000, net of related production and transportation costs. These sales resulted from placing accumulations of crude oil production resulting from the initial work associated with the early phases of the Karakuduk Field development plan. The proceeds from these placements were not considered revenues, as volumes delivered were not commercially viable or attributable to proven reserves. KKM has accordingly accounted for these proceeds as cost recovery by reducing its net carrying value of oil and gas properties by the amount of net proceeds received.

Depreciation of Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives, which range from three to seven years.

Loss Per Common Share

Basic loss per common share is calculated by dividing net loss, after deducting preferred stock dividends and discount on Redeemable Preferred Stock that is accreted directly to the accumulated deficit, by the aggregate of the weighted average shares outstanding during the period. Diluted loss per common share considers the dilutive effect of the average number of common stock equivalents that are outstanding during the period.

                            CHAPARRAL RESOURCES, INC.

1. Summary of Significant Accounting Policies and Organization (continued)

Loss Per Common Share (continued)

Diluted loss per share is not presented because the exercise of stock options and stock warrants, and the effect of the conversion of the Company's Redeemable Preferred Stock of 32,367, 52,575, and 152,978 for the years 1999, 1998, and 1997, respectively, into shares of the Company's common stock are antidilutive.

Stock Based Compensation

In accordance with the provision SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations ("APB 25") in accounting for its employee stock-based compensation plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized.

New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. As of December 31, 1999, the Company has not adopted SFAS 133. The Company is evaluating this pronouncement and intends to adopt the statement no later than January 1, 2001. The impact of SFAS 133 on the Company's financial position and results of operations is not expected to be material.

In 1999, the FASB released EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, which requires investors to recognize equity method losses beyond their percentage of investee common stock to the extent of their adjusted basis in the investee's common stock and other loans/advances made to the investee. Future equity method gains, if any, would be recaptured by the investor to the extent disproportionate equity method losses were recognized in prior periods. EITF 99-10 is effective for interim and annual periods beginning after September 23, 1999. The Company has elected to apply EITF 99-10 prospectively beginning in the quarter ended December 31, 1999. The Company recognized an additional equity loss of $683,000 in 1999 due to the application of EITF 99-10.

Fair Value of Financial Instruments

All of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, and notes payable, have fair values which approximate their recorded values as they are either short-term in nature or carry interest rates which approximate market rates.

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

                            CHAPARRAL RESOURCES, INC.

1. Summary of Significant Accounting Policies and Organization (continued)

Risks and Uncertainties

The ability of KKM to realize the carrying value of its assets is dependent on being able to develop, transport and market hydrocarbons. Currently, exports from the Republic of Kazakhstan are restricted since they are dependent on limited transport routes and, in particular, access to the Russian pipeline system. Domestic markets in the Republic of Kazakhstan might not permit world market prices to be obtained. Management believes, however, that over the life of the project, transportation restrictions will be alleviated and prices will be achievable for hydrocarbons extracted to allow full recovery of the carrying value of its assets.

2. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. The Karakuduk Field will require significant additional funding in order to obtain levels of production that would generate sufficient cash flows to meet future capital and operating spending requirements. The Company has recognized recurring operating losses and has a working capital deficiency as of December 31, 1999. In addition, there are uncertainties relating to the Company and KKM's ability to meet commitments under KKM's license agreement and all expenditure and cash flow requirements through fiscal year 2000. As described in Note 15, KKM's agreements with the government of the Republic of Kazakhstan require KKM to meet certain expenditure and work commitments on or before June 30, 2000. If KKM fails to meet these commitments, KKM's right to develop the Karakuduk Field may be terminated and the Company's investment in the Karakuduk Field may be lost.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Management's plan to address these uncertainties include:

o Shell Capital Loan. As discussed in Note 6, on November 1, 1999, the Company entered a loan agreement (the "Loan") with Shell Capital Limited ("Shell Capital"), to provide up to $24,000,000 in financing for the development of the Karakuduk Field. The consummation of the Loan was subject to a number of significant conditions, which were subsequently fulfilled in February 2000. As of March 24, 2000, the Company has borrowed a total of $13,800,000 under the Loan.

o Rights Offering. As a condition to the Loan, the Company will utilize its best efforts to issue to its stockholders rights to acquire not less than $6,000,000 of the Company's common stock on or before June 30, 2000 (the "Rights Offering"). Two of the Company's related party stockholders, Allen & Company, Inc. ("Allen") and Whittier Ventures, LLC ("Whittier"), have each undertaken to exercise their full pro-rata share of the Rights Offering and, if the Rights Offering is not concluded on or before June 30, 2000, to each contribute $2,000,000 into the Company for the Company's common stock or other indebtedness (the "Equity Support Agreement").

                            CHAPARRAL RESOURCES, INC.

2. Going Concern (Continued)

o Development of KKM's Proven Reserves. KKM has approximately 67.58 million barrels of estimated proven oil reserves, net of government royalty. As of December 31, 1999, KKM has produced approximately 436,000 barrels of crude oil, of which 325,000 barrels were sold in 1999 for a total proceeds of $1,019,000, net of transportation and production costs. As of December 31, 1999, KKM had approximately 111,000 barrels of crude oil in inventory and was producing approximately 1,100 barrels of oil per day.

o Crude Oil Sales Agreement. On November 1, 1999, KKM entered into a Crude Oil Sale and Purchase Agreement (the "Crude Oil Sales Agreement") with Shell Trading International Limited ("STASCO"), an affiliate of Shell Capital, for the purchase of 100% of the oil production from the Karakuduk Field on the export market for world market oil prices. The Company expects KKM to obtain a substantially higher return from oil sales under the Crude Oil Sales Agreement than would otherwise be obtainable from oil sales in Kazakhstan's local market. The Crude Oil Sales Agreement became effective upon the consummation of the Loan and KKM expects to begin placing oil under the agreement in April 2000.

Management's plans for addressing the above uncertainties are partially based upon forward looking events, which have yet to occur, including the successful consummation of the Rights Offering and/or the Equity Support Agreement and the successful development, production, and sales of crude oil from the Karakuduk Field, as to which there is no assurance. Expected funding requirements necessary for development of the Karakuduk Field through December 31, 2000 are also partially based upon future cash flows from the sale of KKM's crude oil production. It is management's belief, however, that these risks will be mitigated by the funding available under the Loan, along with the Equity Support Agreement in the event the Rights Offering is not successful.

3. Restricted Cash

As of December 31, 1999, the Company held restricted cash of $578,000 as collateral for loans made by the Chase Bank of Texas, N.A. ("Chase") to KKM for the acquisition of tangible equipment used in the Karakuduk Field. KKM fully repaid the loans in January 2000, and the collateral was released.

4. Notes Receivable

In September 1998, the Company advanced $1,009,000 to a third-party drilling contractor, Challenger Oil Services, PLC ("Challenger") to ready a drilling rig for use by KKM in the Karakuduk Field. In April 1999, the owner of the drilling rig operated by Challenger, Oil & Gas Exploration Company Cracow, Ltd. ("OGECC"), terminated its contract with Challenger. As a result of the termination of the contract between Challenger and OGECC, KKM terminated the drilling contract between KKM and Challenger, and arbitration proceedings were instituted in accordance with the terms of the drilling contract.

In February 2000, the Company, KKM, Challenger, and OGECC reached a mutual settlement and release (the "Settlement") for all parties involved. The Settlement requires KKM to pay outstanding accrued liabilities to Challenger for prior work performed totaling $1,336,000 The Company also agreed to fully discharge the note receivable from Challenger to the Company. Due to the Settlement, the Company fully impaired the note, plus accrued interest of $51,000, as of December 31, 1999.

                            CHAPARRAL RESOURCES, INC.

5. Oil and Gas Properties and Investments

The Company's oil and gas properties and investments are comprised of investments in KKM's common stock, advances to KKM, acquisition costs for CAP-G, and other capitalizable costs allowed under the full cost method of accounting. Accumulated equity losses in KKM and accumulated depletion have been netted against the gross capitalized costs.

The Company is currently depleting costs associated with its acquisition costs and other capitalizable costs (the "Company's Depletable Costs") under the units-of-production method. The rate used for depletion reflects the ratio of KKM's current period production divided by KKM's total proven reserves. Although the Company follows the equity method of accounting, Management has determined that these amounts represent the Company's costs incurred for acquiring the right to develop the oil and gas reserves underlying the Company's equity interest in KKM and accordingly should be depleted as the reserves are produced.

Advances to and interest due from KKM are to be recovered through payments resulting from KKM's anticipated sales of future crude oil production. KKM's agreement with the government of the Republic of Kazakhstan provides for quarterly repayments equal to 65% of gross revenues, net of government royalties. The Company, at its own discretion, may defer receipt of quarterly repayments to maintain working capital within KKM.

On November 1, 1999, KKM classified approximately 67.58 million barrels of oil reserves as proven, net of government royalty, based on the signing of the Loan with Shell Capital, to provide up to $24,000,000 in financing for the development of the Karakuduk Field. Prior to the Loan, all of KKM's reserves were considered unproven as the reserves were not considered commercially viable due to the lack of financing necessary to develop the Karakuduk Field. With the change in the status of KKM's reserves, the Company's Depletable Costs became subject to depletion and the Company began recording depletion expense. As of December 31, 1999, the Company recognized $9,000 of depletion.

As discussed on Note 1, the Company's share of KKM's equity losses has been increased by $683,000 to reflect the adoption of EITF 99-10 in the fourth quarter of 1999. In addition, the Company's share of equity losses for 1999 and 1998 has been reduced by $854,000 and $522,000, respectively, to reflect the elimination of the Company's 50% share of interest charged to KKM by CAP-G.

                            CHAPARRAL RESOURCES, INC.

5. Oil and Gas Properties and Investments (Continued)

Costs capitalized to Oil and Gas Properties and Investments consist of:

                                                                                December 31,
                                                                          1999                1998
                                                                   -------------------------------------

Oil and Gas Properties and Investments:
  Investments in KKM common stock                                  $       100,000       $       100,000
  Advances to and interest due from KKM                                 31,232,000            22,595,000
  Acquisition costs                                                     10,613,000            10,613,000
  Other capitalizable costs                                              1,057,000             1,715,000
                                                                   -------------------------------------
Total gross oil and gas investments                                     43,002,000            35,023,000
                                                                   -------------------------------------
  Less: Equity losses                                                   (4,842,000)           (2,762,000)
        Depletion                                                           (9,000)                    -
                                                                   -------------------------------------
Total oil and gas properties and investment                        $    38,151,000       $    32,261,000
                                                                   =====================================

The condensed financial statements of KKM are as follows:

                                                                                    December 31,
                                                                           1999                   1998
                                                                    --------------------------------------
Condensed Balance Sheet
  Current Assets                                                    $     653,000            $     730,000
   Non-Current Assets (primarily oil and gas properties,
   full cost method)                                                   25,000,000               19,130,000
  Current Liabilities
    Current Loan Payable to Related Party                                       -                3,000,000
    Other Current Liabilities                                           4,589,000                3,205,000
  Non-Current Liabilities
    Loan Payable to Related Party                                      32,871,000               20,380,000
    Other Non-Current Liabilities                                               -                  578,000
  Common stock                                                            200,000                  200,000
  Accumulated Deficit                                                  12,007,000                7,503,000

Condensed Income Statement
  Revenues                                                          $           -            $           -
  Cost and Expenses                                                     4,504,000                3,488,000
  Net Loss                                                          $   4,504,000            $   3,488,000


                            CHAPARRAL RESOURCES, INC.

6.  Shell Capital Loan

On November 1, 1999, the Company entered into the Loan with Shell Capital, to provide up to $24,000,000 of financing for the development of the Karakuduk Field. CAP-D, CAP-G, and KKM also signed the Loan as co-obligors. The Company and KKM are hereafter referred to as the "Borrowers". The consummation of the Loan was subject to a number of significant conditions, including, without limitation: (i) an equity infusion of at least $9,000,000, (ii) obtaining political risk insurance, (iii) Shell or the Company obtaining transportation risk insurance, (iv) the hedging of a significant portion of the Company's future oil production, and (v) the retirement, conversion, or full subordination of all of the outstanding indebtedness of the Company and KKM, excluding current trade payables. On February 14, 2000, the Company fully satisfied all of the outstanding conditions.

The $9,000,000 equity infusion was partially satisfied by the Company's issuance of 8% Non-negotiable Convertible Promissory Notes (the "Notes") totaling $5,050,000 for cash from November 11, 1999 through February 10, 2000. The Notes are convertible upon stockholder approval. The remaining infusion should be met through the Rights Offering and/or proceeds from the Equity Support Agreement.

On January 31, 2000, the Company obtained binding political risk insurance coverage from the Overseas Private Investment Corporation ("OPIC"). The Company paid the initial insurance premium of $157,500, providing a total of $30,000,000 of political risk coverage for the Company's investment in the Karakuduk Field through April 30, 2000. The OPIC policy's maximum coverage amount electable by the Company is $50,000,000, which would require a quarterly premium of $262,500. The Company is required to maintain political risk insurance until the Loan is fully repaid.

On February 11, 2000, the Company purchased for $4,000,000 put contracts to sell 1,562,250 barrels of North Sea Brent crude (the "Hedge Agreement"). The exercise prices of the various put contracts in the Hedge Agreement range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month).

In March 2000, the Company paid Shell Capital a total of $750,000 for a beneficial interest in Shell Capital's policy for transportation risk insurance (the "Transportation Risk Insurance"), covering certain circumstances whereby KKM would be unable to export crude oil production outside of the Republic of Kazakhstan through the existing pipeline routes currently available. In the event coverage under Shell Capital's policy is triggered, proceeds from the policy would go to the benefit of the Company for use in making principal and interest payments required under the Loan. The $750,000 payment for the beneficial interest in Shell Capital's Transportation Risk Insurance covers the life of the Loan.

Additionally, KKM entered into a technical service agreement directly with Shell Capital, granting Shell Capital, at their own discretion, the right to bring in technical consultants to work on the Karakuduk Field on a cost only basis.

The Company is allowed to drawdown the principal balance of the Loan in minimum increments of $2,000,000. Loan advances will be used to meet the capital and operational requirements of KKM, up-front fees and future finance costs required under the Loan, make payments for premiums due under the OPIC and Transportation Risk Insurance policies, and make payments required under the Hedge Agreement. The Loan is available for drawdown until the earlier of September 30, 2001 or project completion.

                            CHAPARRAL RESOURCES, INC.

6.    Shell Capital Loan (Continued)

Project completion occurs when various conditions are met by the Company and KKM, including, but not limited to: (i) receipt by Shell Capital of an independent engineer's reserve report evidencing proven developed reserves of at least 30,000,000 barrels in the Karakuduk Field, (ii) sustaining average production of 13,000 barrels of oil per day from the Karakuduk Field for a period of 45 consecutive days, (iii) sustaining water injection at an average rate of 15,000 barrels per day over 45 consecutive days, (iv) injection of lift gas into one well over a 24 hour period, and (v) various other financial and technical milestones ("Project Completion").

Prior to Project Completion, any borrowed amounts accrue interest at an annual rate of LIBOR plus 17.75%, compounding quarterly. The annual interest rate is reduced to LIBOR plus 12.75% after Project Completion. Prior to Project Completion, an interest amount, equal to annual rate of LIBOR plus .50%, is payable quarterly to Shell Capital, along with a commitment fee equal to an annual rate of 1.5% of the undrawn portion of the $24,000,000 debt facility. The remaining unpaid interest is capitalized to the Loan at the end of each quarter. After Project Completion, all quarterly interest on the outstanding Loan is fully due and payable by the Company at the end of each calendar quarter.

Principal payments, including any capitalized interest, are due on quarterly reduction dates ("Reduction Date"), beginning with the first calendar quarter ending on the earlier of 60 days following Project Completion or December 31, 2001. Minimum principal payments, based upon percentages of the principal outstanding as of Project Completion, are set out in the Loan and ensure full settlement of the Loan by September 30, 2004, the final maturity date. Mandatory prepayments of principal outstanding are required on each Reduction Date out of any excess cash flow available after consideration of the Company's and KKM's permitted budgeted expenditures for the following 45 days and all fees, interest, and principal payments scheduled on such Reduction Date.

In connection with finalizing the Loan, the Company issued to Shell Capital a warrant to purchase up to 15% of the Company's outstanding common stock (the "Shell Warrant"). The warrant is non-transferable and will be exercisable on the earlier of Project Completion or June 30, 2001. The warrant contains certain registration rights and is subject to certain anti-dilution provisions. The warrant's exercise price is $15.45 per share.

The Loan subjects the Company to a significant number of restrictions, including various representations and warranties, positive and negative covenants, and events of default. The Loan restrictions include, but are not limited to, the following:

o Pledge of Assets.           Shell Capital holds a security interest in
                              substantially all of the Company's assets, including its interest in the Karakuduk Field. KKM also pledged certain security interests in its receivables and insurances. Consequently, if an event of default occurs under the Loan and such event of default is not timely cured, Shell
                              Capital is entitled to certain remedies, including the right to accelerate repayment of the Loan and obtain possession of the assets over which it has a security interest.

o Business Alteration.        The Company cannot engage in any other business
                              except the ownership of KKM and the operation of the Karakuduk Field without the prior consent of Shell Capital.

                            CHAPARRAL RESOURCES, INC.

6. Shell Capital Loan (Continued)

o Rights Offering.            The Company must use its best efforts to complete
                              the Rights Offering on or before June 30, 2000.
                              Allen and Whittier have executed the Equity
                              Support Agreement, whereby they will exercise their full pro-rata share of the Rights Offering or, if the Rights Offering is not completed, to each contribute $2,000,000 to the Company in exchange for the Company's equity securities or indebtedness.

o Change in Control.          The Company cannot enter into any transaction
                              whereby a "group" as defined in the Securities Act of 1934 acquires or otherwise gains control of 20% or more of the outstanding shares of the Company's voting stock. Certain transactions currently proposed by the Company are exempt from this restriction, including: the conversion of the Company's Notes, the Rights Offering, the Equity
                              Support Agreement, the exercise of the Shell
                              Warrant, and a grant of non-statutory or statutory options to purchase up to 15% of the Company's outstanding common stock to our officers, directors, employees, or consultants (subject to certain anti-dilution provisions). Furthermore,
                              Allen and Whittier have agreed not to sell or otherwise transfer any of the Company's common stock on or before June 30, 2000, and at no time let their ownership in the Company fall below 20%, unless otherwise agreed with Shell Capital.

o Charged Accounts.           The Borrowers must retain all cash receipts from
                              oil sales, drawdowns from the Loan, and any other funds raised by the Company through approved equity or debt offerings in pledged bank accounts
                              ("Charged Accounts") controlled by Shell Capital.
                              The Borrowers retain title to their respective
                              Charged Accounts, but Shell Capital directs all cash movements at the request of the Borrowers. On a monthly basis, the Borrowers request transfers of funds from the Charged Accounts into certain operating accounts controlled directly by
                              Chaparral and KKM, respectively.

o Cash Expenditures.          The Borrowers must expend funds in accordance with
                              capital and operating budgets approved by Shell
                              Capital on an annual basis, unless otherwise approved by Shell Capital.

o Project Completion.         KKM must reach Project Completion on or before
                              September 30, 2001.

o Share Capital.              The Borrowers cannot purchase, issue, or redeem
                              any of its share capital without the prior approval of Shell Capital.

o Future Indebtedness.        The Borrowers cannot incur financial indebtedness,
                              other than trade debt, without the approval of Shell Capital.

o Sale of Significant Assets. The Borrowers cannot dispose of any significant assets, including capital stock in subsidiaries, without the approval of Shell Capital.

                            CHAPARRAL RESOURCES, INC.

6. Shell Capital Loan (Continued)

o Leases.                     Without Shell Capital's approval, KKM cannot enter
                              into any lease or license arrangement with annual payments in excess of $1,000,000 and the Company will not enter any lease or license arrangement with annual payments in excess of $200,000.

o Dividends.                  KKM cannot pay dividends prior to the Project
                              Completion, and then only subject to certain restrictions. The Company cannot pay any dividends without Shell Capital's consent.

o OPIC Insurance.             The Company must maintain OPIC political risk
                              insurance throughout the duration of the Loan.
                              Annual premiums for $50,000,000 of maximum coverage allowed under the OPIC policy are approximately $1,050,000, paid on a quarterly basis.

o Hedge Agreement.            The Company cannot cancel or terminate the Hedge
                              Agreement or enter into any other hedging transaction without Shell Capital's consent.

As of December 31, 1999, the Company has recognized $2,356,000 in deferred debt issuance costs associated with the Loan. Debt issuance costs are comprised of up-front fees payable to Shell Capital, legal fees of Shell Capital and the Borrowers, and miscellaneous financing fees and set-up charges. The debt issuance costs will be recorded as a discount and amortized over the life of the Loan, beginning February 14, 2000.

As of March 22, 2000, the Company has borrowed $13,800,000 from the Loan. The proceeds were utilized to pay $2,225,000 in outstanding debt issuance costs, $4,000,000 for the Hedge Agreement, $750,000 for Transportation Risk Insurance, $157,000 for the initial OPIC insurance premium, $6,000,000 for KKM's operations, and $667,500 for Chaparral's corporate overhead.

7.  Notes Payable

In November 1999, the Company repaid the $975,000 note to Chase, originally issued by the Company in July 1998. The Chase note was collateralized by a $1,000,000 stand-by letter of credit put in place by Whittier in exchange for a senior security interest in the Company's capital stock of CAP-G. Upon repayment of the Chase note, the stand-by letter of credit was cancelled and Whittier's security interest was fully released.

During the fourth quarter of 1999, the Company issued a total of $10,040,000 of the Company's Notes to various related parties and other non-affiliated investors. The Company recorded the Notes net of discount of $464,000. Notes issued to related parties totaled $8,290,000, including $5,827,000 from Allen, $2,051,000 from Whittier, and $412,000 from John G. McMillian, the Chairman and Chief Executive Officer of the Company. In exchange for the Notes, the Company received $4,750,000 in cash and canceled $5,290,000 in promissory notes issued previously in 1999, plus accrued interest thereon, issued by the Company to Allen ($3,827,000), Whittier ($1,051,000), and Mr. McMillian ($412,000). As of
December 31, 1999, the Company had $126,000 in accrued interest on the Notes, of which $109,000 related to Notes issued to related parties.

                            CHAPARRAL RESOURCES, INC.

7.  Notes Payable (Continued)

The Notes, plus accrued interest, are convertible into the Company's common stock at a conversion price of $1.86 per share, subject to the approval of the Company's stockholders. The Notes bear interest at an annual rate of 8% until the Company's stockholders vote on the conversion of the Notes. If the conversion feature is approved, the Notes will convert into the equivalent shares of the Company's common stock within 10 business days following the stockholder vote. The failure of the stockholders to approve the conversion provision of the Notes will result in an immediate increase of the annual interest rate payable to the lesser of 25% or the maximum rate allowed by applicable law. Management expects to submit the vote on conversion of the Notes to the Company's stockholders in the second quarter of 2000. The Notes have a stated maturity date of October 31, 2001, but are unsecured and fully subordinated to the Loan. The holders of the Notes have no rights to receive any principal or interest payments prior to full repayment of the Loan, under its terms, and have executed subordination agreements to that effect.

The Company issued an additional $3,300,000 of the Company's Notes during January and February 2000 to various related parties and other non-affiliated investors. Additional Notes issued to related parties totaled $2,400,000, including $2,000,000 to Allen, $250,000 to Mr. McMillian, and $150,000 to a relative of Jim Jeffs, the Co-Chairman of the Company.

The conversion feature of the Notes represent a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Under EITF 98-5, a portion of the proceeds received from the Notes is allocable to the conversion feature contained therein. The value assigned to the conversion feature is determined as the difference between the market price of the Company's common stock and the conversion price multiplied by the number of shares to be received upon conversion. As the conversion price contained in the Notes is substantially below the market price, the value under the above formula as of December 31, 1999 significantly exceeds the net carrying value of the Notes. Under EITF 98-5, the portion of the proceeds allocable to the conversion feature is limited to the total proceeds received. Accordingly, upon approval of the conversion by the stockholders, the Company will record total additional debt discount equal to: $12,876,000, which is equal to the Notes carrying value as of December 31, 1999 and the $3,300,000 in Notes issued in January and February of 2000. The entire discount will be immediately charged to interest expense upon conversion of the Notes.

8. Common Stock

General

On April 21, 1999, the Company's stockholders approved and effected a sixty for one reverse stock split to stockholders of record as of April 7, 1999. All commitments concerning stock options and other commitments payable in shares of the Company's common stock were effected for the reverse stock split, including the exercise prices of all outstanding stock options and warrants and the number of shares to be received upon exercising the respective agreements. The effect of the reverse stock split has been retroactively reflected as of December 31, 1999, 1998, and 1997 in the consolidated balance sheet, consolidated statement of operations, and statements of changes in stockholders' equity. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effects of the reverse stock split for all periods presented. Fractional shares that resulted from the reverse stock split were rounded upward to the nearest whole share. As a result, the Company issued 1,473 additional shares of common stock.

                            CHAPARRAL RESOURCES, INC.

8.   Common Stock (Continued)

In connection with the reverse stock split, the Company's stockholders also approved the Plan and Agreement of Merger whereby the Company was reincorporated from a Colorado to a Delaware corporation. The Plan was effected by exchanging one share of the Company's $0.10 par value common stock for one share of the new $.0001 par value common stock. The effect of the reincorporation has also been retroactively reflected in the consolidated balance sheet and statements of changes in stockholders' equity.

1989 Stock Warrant Plan

During 1989, the Board of Directors approved a stock warrant plan for key employees and directors. The Company reserved 19,583 shares of its common stock for issuance under the plan. The warrants must be granted and exercised within a 10-year period ending April 30, 1999. Immediately following approval of the plan by the Board of Directors, warrants for 19,583 shares were granted with an exercise price of $16.80 per share. Warrants for 1,667, 3,750, and 1,667 shares were exercised for values of $28,000, $63,000, and $28,000 during 1997, 1996, and 1995, respectively. The remaining 12,500 warrants expired on April 30, 1999.

1997 Incentive Stock Plan

On July 17, 1997, the stockholders of the Company approved the 1997 Incentive Stock Plan pursuant to which up to 16,667 shares of the Company's common stock may be granted to directors and employees of, or consultants to, the Company. On June 26, 1998, the stockholders of the Company repealed the 1997 Incentive Stock Plan and approved the 1998 Incentive and Nonstatutory Stock Option Plan, described below. No options were granted under this plan.

1997 Non-employee Directors' Stock Option Plan

On July 17, 1997, the stockholders approved the 1997 Non-employee Directors' Stock Option Plan, which authorized granting 417 options annually to each non-employee director in office or elected to the Board of Directors of the Company, as of the date of the annual meeting of the Company's stockholders. On June 26, 1998, the stockholders of the Company repealed the 1997 Non-employee Directors' Stock Option Plan and approved the 1998 Incentive and Non-statutory Stock Option Plan, described below. As of June 26, 1998, the date of termination of the plan, options for 3,333 shares with an exercise price of $49.80 had been issued to non-employee directors.

1998 Incentive and Non-statutory Stock Option Plan

On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire the Company's common stock may be granted to officers, directors, employees, or consultants of the Company and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or nonstatutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. The Company did not grant any options under the 1998 Plan during 1998 or 1999.

2000 Incentive and Non-statutory Stock Option Plan

On November 2, 1999, the Company's Board of Directors approved the formation of an employee stock option plan, which will allow the Board's Compensation Committee to grant qualified and/or non-qualified stock options to the directors, employees, and consultants of the Company. The employee stock option plan would allow the issuance of option grants to acquire up to 15% of the Company's outstanding common stock, after giving effect to any changes in the capital stock of the Company contemplated by the conditions necessary to obtain funding under the Loan. As of December 31, 1999, the plan had not been ratified by the stockholders of the Company.

                            CHAPARRAL RESOURCES, INC.

8.   Common Stock (Continued)

Non-Qualified Stock Options

During 1997, the Company granted five-year non-qualified options, generally with vesting periods of one year, to purchase 52,367 restricted shares of the Company's common stock to various employees and directors of, and consultants to, the Company. Options relating to 26,142 shares have an exercise price of $45 per share and options relating to 26,225 shares have an exercise price of $90 per share. The Company has recorded these stock options at their fair value on the date of grant of $227,000.

During 1998, the Company granted five-year non-qualified options to purchase 4,958 shares of the Company's common stock to various employees of, and consultants to, the Company at various exercise prices ranging between $43.20 and $145.80 per share. The Company recorded the stock options granted to the consultants at their fair value of $34,000 on the date of grant.

During 1998, options to purchase 2,600 shares of the Company's common stock granted to various employees of, and consultants to, the Company expired. The expired options had exercise prices ranging between $45 and $145.80 per share.

During 1999, 542 options to purchase the Company's common stock granted to various employees of, and consultants to, the Company expired. The options had exercise prices ranging between $60 and $90 per share.

Common Stock Offerings and Common Stock Warrant Issuances

During 1995 and 1996, the Company borrowed $1,050,000. In connection with the loans, the Company issued 13,000 warrants to purchase common stock at an exercise price of $15. During 1998, 1,333 warrants were exercised at a price of $15 for a total of $20,000. On October 30, 1998, 3,333 warrants to purchase the Company's common stock at an exercise price of $15 expired.

During 1996, in connection with a private placement, the Company issued warrants to purchase 17,033 shares of the Company's common stock for a total of $10.00 to the sales agent as a commission.

During late 1996, the Company issued notes totaling $1,850,000 to various investors. In connection with the notes, the Company issued 5,625 warrants to purchase shares of the Company's common stock at an exercise price of $15 per share. The Company committed to issue up to 3,083 warrants at an exercise price of $15 per share if the notes were still outstanding as of May 31, 1997. Accordingly, the Company issued 2,083 additional warrants on May 31, 1997 to the investors. The 5,625 warrants issued in 1996 expired during 1999. The remaining 2,083 warrants will expire on May 31, 2000.

During February 1997, the Company entered into a severance agreement with Paul
V. Hoovler, a former Chief Executive Officer and President of the Company, pursuant to which Mr. Hoovler received warrants to purchase 1,667 shares of the Company's common stock at an exercise price of $51 per share and warrants to purchase 1,667 shares of the Company's common stock at an exercise price of $75 per share.

                            CHAPARRAL RESOURCES, INC.

8.   Common Stock (Continued)

During 1997, the Company sold 51,282 shares of the Company's common stock for $39 per share for a total of $2,000,000 to a private investor. In connection with the transaction, the Company also issued a warrant to the investor to purchase up to an additional 76,923 shares of the Company's common stock for $3,000,000 or $39 per share. The warrant was to expire on December 31, 1997. In October and November 1997, the private investor exercised warrants to acquire 76,923 shares of the Company's common stock. The same party exercised another warrant for 2,083 shares of the Company's common stock with an exercise price of $15 per share. The 2,083 warrant was originally granted in connection with the issuance of a $500,000 promissory note on December 6, 1996. In April 1997, a private investor converted a $500,000 promissory note (plus $2,000 of accrued interest) that had previously been issued by the Company into 12,883 shares of the Company's common stock at a conversion price of $39 per share.

On October 28, 1997, 7,051 shares of the Company's common stock were issued to a private investor by way of a "cashless" exercise of a warrant as allowed by the warrant. This warrant was originally exercisable for 8,333 shares at a conversion price of $15 per share. The difference of 1,282 shares of the Company's common stock underlying the warrant expired upon the cashless exercise of the warrant.

In November 1997, a private investor converted a $1,000,000 promissory note (plus $48,000 of accrued interest) that previously had been issued by the Company into 23,279 shares of the Company's common stock at a conversion price of $45 per share.

During 1997, the Company issued 1,461 shares of the Company's common stock to a consultant in lieu of $78,000 of accrued fees that had not been paid.

The Company issued 5,833 shares of the Company's restricted common stock to Mr. Howard Karren, former Chairman of the Board of Directors of the Company, as payment of $175,000 for services during 1996. The Company recorded accrued compensation of $175,000 in 1996, and issued the common stock in 1997.

In December 1997, the Company exercised an option to acquire the remaining 10% of the outstanding shares of CAP-G. As part of the consideration, the Company issued 6,667 shares valued at $1,000,000.

During 1997, the Company sold 7,692 shares of the Company's common stock for $39 per share for a total of $300,000 to a private investor. In connection with the transaction, the Company also issued warrants to the investor to purchase up to an additional 7,692 shares of the Company's common stock for $300,000 or $39 per share. The private investor exercised a portion of the warrant on December 31, 1997, and received a total of 6,410 shares of the Company's common stock. The remaining 1,282 warrants expired on the same day.

On January 23, 1998, the Company, granted 1,500 shares of the Company's common stock to the directors of the Company and granted 3,084 shares of the Company's common stock to various employees of, and consultants to, the Company, of which 500 shares will vest with respect to 167 shares on each of January 30, 1999, 2000, and 2001. As a result of these transactions, the Company recognized $600,000 in 1998 compensation expense. An additional $45,000 relating to the non-vested stock grants is being amortized over the vesting period of the grants.

On April 3, 1998, the Company sold 20,833 shares of the Company's Common stock for $120 per share for at total of $2,500,000 to a private investor. Allen acted as placement agent in connection with the sale of the 20,833 shares. As a result, Allen's exiting warrants to purchase 15,000 shares of the Company's common stock, issued in 1997, became exercisable for an additional 1,667 shares. The warrants to purchase the additional 1,667 shares of the Company's common stock are exercisable through November 25, 2002, at an exercise price of $0.60 per share.

                            CHAPARRAL RESOURCES, INC.

8.   Common Stock (Continued)

On June 4, 1998, the Company borrowed $1,000,000 from two related parties, one of which is a director of the Company. In conjunction with the loans, the Company issued warrants to purchase 16,667 shares of the Company's common stock. The warrants are exercisable through November 25, 2002, at an exercise price of $210 per share. The Company recorded the fair market value of the warrants ($367,000) as a discount of notes payable, amortizable as interest expense over the life of the loan. The fair market value of the warrants was estimated as of June 4, 1998, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.53%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .593, and a weighted average life expectancy of the warrants of 4.5 years.

On July 3, 1998, the Company borrowed $975,000 from Chase. The loan was fully guaranteed with a stand-by letter of credit from an investor in the Company. In return for issuing the loan guarantee, the Company paid the guarantor $10,000 plus related costs and issued warrants to purchase 333 shares of the Company's Common stock at an exercise price of $0.60 per share. The Company recorded the fair market value of the warrants (approximately $32,000) plus the related loan costs as a discount of notes payable and was amortized as additional interest expense over the life of the loan. The fair market value of the warrants was determined using the Black-Scholes option pricing model, with the following weighted average assumptions: risk free interest rate 5.53%, dividend yield of 0%, volatility factors of the Company's common stock of .644, and a weighted average life expectancy of the warrants of 5 years.

On July 28 and July 29, 1998, the Company sold 111,111 shares of the Company's common stock for $90 per share for $10,000,000 to certain investors. Issuance costs incurred were approximately $50,000 and have been recorded as a reduction to the proceeds received from the sale. Allen acted as placement agent in connection with the sale of the 111,111 shares. As a result, Allen's existing warrants to purchase 15,000 shares of the Company's common stock, issued in 1997, became exercisable for an additional 6,667 shares of the Company's common stock. The 6,667 warrants are exercisable through November 25, 2002, at an exercise price of $0.60 per share. Due to the sales price of the 111,111 shares being below a price of $120 per share, the Company was required to issue an additional 6,944 shares to the investor who purchased 20,833 shares of the Company's common stock for $2,500,000 in April 1998 in order to satisfy certain price protection agreements the Company has with such investor.

On October 30, 1998, the Company issued warrants to purchase 3,333 shares of the Company's common stock at an exercise price of $60, exercisable through January 02, 1999, to settle the lawsuit filed against the Company by Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. on November 14, 1997. The Company recorded legal settlement expense of $34,000, equal to the fair market value of the warrants issued on the date of grant. On January 03, 1999, the 3,333 warrants expired.

Pursuant to the terms of the employment agreement between the Company and Dr. Jack A. Krug, the former President and Chief Operating Officer of the Company, Dr. Krug received 3,333 shares on January 15, 1999. Effective as of September 30, 1999, the Company issued Dr. Krug an additional 2,361 shares of the Company's common stock pursuant to his resignation from the Company. The Company recorded the grants at their intrinsic value of $246,000.

In connection with the Notes issued to Allen in exchange for $5,827,000, Allen's existing warrants to purchase 15,000 shares of the Company's common stock, issued in 1997, became exercisable for an additional 3,333 shares of the Company's common stock. The warrants to purchase the additional 3,333 shares of the Company's common stock are exercisable through November 25, 2002 at an exercise price of $0.60 per share. The Company recorded the fair market value of the warrants (approximately $506,000) as a discount of notes payable, which is amortized as interest expense over the life of the Notes.

                            CHAPARRAL RESOURCES, INC.

8.   Common Stock (Continued)

SFAS 123 Disclosure. SFAS 123 requires that pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock options under the fair value method as defined in SFAS 123 for options granted or modified after December 31, 1994. The fair value for applicable options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.53%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock between 0.528 and 1.07; and a weighted average life expectancy of the options of 4.9 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                Year Ended December 31,
                                          1999          1998            1997
                                      -----------------------------------------

Net Loss under APB 25                 $(5,163,000)  $(4,266,000)    $(2,603,000)

Effect of SFAS 123                       (108,000)     (190,000)       (525,000)
                                      -----------------------------------------

Pro forma Net Loss                    $(5,271,000)  $(4,456,000)    $(3,128,000)
                                      =========================================

Pro forma Basic and Diluted
Earnings per Share                    $     (5.39)  $     (4.96)    $     (4.52)

                            CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

A summary of the Company's stock option activity and related information for the periods ended follows:

                                              Shares           Weighted          Weighted
                                              Under        Average Exercise       Average
                                              Option            Price           Fair Value
                                      ----------------------------------------------------
Unexercised options outstanding -
      November 30, 1996                             -               -
Options Granted                                55,700         $66.60             $35.40
                                      ----------------------------------------------------
Unexercised options outstanding -
      December 31, 1997                        55,700          $66.60
Options Granted                                 4,958          $97.80             $65.40
Options Cancelled                             (2,600)          $92.40
                                      ----------------------------------------------------
Unexercised options outstanding -
      December 31, 1998                        58,058          $67.80
Options Cancelled                               (542)          $83.80
                                      ----------------------------------------------------
Unexercised options outstanding -
      December 31, 1999                        57,516          $67.73

Price range $123.00-$145.80
     (Average life of 3.15 years)               1,342         $132.16
Price range $80.40-$90.00
     (Average life of 2.70 years)              26,016          $89.82
Price range $43.20-$60.00
     (Average life of 2.68 years)              30,158          $45.81

Exercisable options
      December 31, 1997                         3,333          $49.80
      December 31, 1998                        54,950          $66.60
      December 31, 1999                        57,309          $67.64



                                                 25

                            CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

The following table summarizes all common stock purchase warrant activity:

                                                Number of           Exercise
                                                 Stock              Price
                                                Warrants            Range
                                             -----------------------------------

       Outstanding, November 30, 1996            49,825        $ 0.0006- $16.80
       Granted                                  107,115        $     0.60 - $75
       Exercised                                (94,135)       $       15 - $39
       Expired                                   (2,564)       $       15 - $39
                                             -----------------------------------
       Outstanding, December 31, 1997            60,241        $   0.0006 - $75
       Granted                                   20,333        $    0.60 - $210
       Exercised                                 (1,333)       $            $24
       Expired                                   (3,333)       $            $15
                                             -----------------------------------
       Outstanding, December 31, 1998            75,908        $  0.0006 - $210
       Expired                                  (21,459)       $       15 - $60
                                             ===================================
       Outstanding, December 31, 1999            54,449        $  0.0006 - $210
                                             ===================================

The following table summarizes the price ranges of all con stock purchase warrants outstanding as of December 31, 1999:

              Number of Warrants       Exercise Price
              --------------------------------------
                   16,667                $210.00
                    1,667                $75.00
                    1,667                $51.00
                    2,082                $15.00
                   15,333                $ 0.60
                   17,033                $ 0.0006
              ---------------------------------------

                   54,449          $0.0006 - $210

9. Legal Settlement

On October 30, 1998, the Company settled the lawsuit filed against the Company and others by Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. on November 14, 1997, for a total of $200,000 and warrants to purchase 3,333 shares of the Company's common stock at an exercise price of $60, exercisable through January 02, 1999. The Company believes the lawsuit was without merit, but a settlement was reached to avoid incurring additional legal costs. The Company recorded the fair market value of the warrants ($34,000) using the Black-Scholes option pricing model. On January 03, 1999, the 3,333 warrants expired.

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

The Series A Redeemable Preferred Stock is convertible and accrues an annual, cumulative dividend of $5 per share. The dividends are payable semi-annually on May 31 and November 30, as declared by the Company's Board of Directors. As of December 31, 1999, dividends in arrears relating to the Series A Redeemable Preferred Stock were $500,000. The Company has increased the carrying value of the Series A Redeemable Preferred Stock by $500,000 by accreting $250,000 in 1999 and 1998 directly to accumulated deficit.

The number of shares of common stock issuable upon conversion of each share of Series A Redeemable Preferred Stock is determined by dividing $100 by the conversion price of the preferred stock. The conversion price is subject to recalculation if, and when, the Company issues additional common stock or common stock equivalents to obtain additional equity or debt financing. During 1998, the Company issued common stock and common stock warrants in both equity and debt financing transactions. Adjusted for these transactions, the conversion price as of December 31, 1999 was $128.47 per share (rounded), equivalent to
 .77839 shares of common stock for each share of Series A Redeemable Preferred Stock.

The Series A Redeemable Preferred Stock has voting privileges identical to the Company's common stock. The total number of votes allowed to the holders of the Series A Redeemable Preferred Stock is equal to the number of shares of common stock the Series A Redeemable Preferred Stock could be converted into on the specific date of record. As of December 31, 1999, the 50,000 shares of Series A Redeemable Preferred Stock were convertible into 38,920 shares of common stock.

The Series A Redeemable Preferred Stock has preferential liquidation rights over the Company's common stock. In the event of liquidation or dissolution of the Company, any assets available for distribution to the Company's stockholders will first be distributed to the holders of the Series A Redeemable Preferred Stock up to each redeemable preferred share's liquidation value. The liquidation value equals $100 per share, plus all unpaid dividends in arrears.

The Series A Redeemable Preferred Stock is subject to mandatory redemptions, beginning on November 30, 2002. As of December 31, 1999, the schedule of redemptions of the stated value, plus any unpaid dividends, is as follows:

                     Year               Amount
           --------------------------------------
           2000                                -
           2001                                -
           2002                       $1,833,333
           2003                       $1,833,333
           2004 and Thereafter        $1,833,334
                                     -----------
           Total                      $5,500,000
                                     ===========

                            CHAPARRAL RESOURCES, INC.

10. Redeemable Preferred Stock and Related Common Stock Warrants (Continued)

On November 24, 1997, the Company also designated Series B and C Redeemable Preferred Stock, authorizing 75,000 shares for each class of preferred. As of December 31, 1998, none of the Series B or Series C Redeemable Preferred Stock was issued or outstanding. The Company's stockholders cancelled the Series B and C Redeemable Preferred Stock on April 21, 1999.

Allen, a significant stockholder of the Company, acted as placement agent in connection with the Agreement. Allen elected to receive its fees in the form of warrants to purchase 15,000 shares of the Company's common stock that were all originally exercisable through November 25, 2002, at an exercise price of $0.60 per share. The 15,000 warrants were recorded at their fair value of $2,270,000. Out of the 15,000 warrants issued to Allen, 3,333 directly relate to the issuance of 50,000 shares of the Series A Redeemable Preferred Stock. The 3,333 warrants were recorded as issuance costs of $500,000, reducing the $5,000,000 proceeds from Series A Redeemable Preferred Stock. The remaining 11,667 warrants, discussed below, were recorded as a stock subscription receivable. The basis difference of $500,000 upon issuance of the Series A Redeemable Preferred Stock is being accreted directly to accumulated deficit for the period through the redemption date. The Company increased the carrying value of the Series A Redeemable Preferred Stock by $100,000 in 1998 and 1999, respectively, to reflect the accretion of the issuance costs.

In an agreement dated March 31, 1998, the Company agreed to allow Allen to retain, subject to certain performance criteria, the warrants to purchase 11,667 shares of the Company's common stock related to the subscriptions not received under the original terms of the Agreement. Accordingly, the unearned warrants held by Allen were fully restricted from exercise unless Allen assisted the Company in raising $17,500,000 in additional capital or alternative financing on acceptable terms to the Company on or before November 25, 1999. For each $1,500 of additional capital raised, a warrant to purchase one share of common stock is deemed earned by Allen.

During 1998, Allen assisted the Company in raising an additional $12,500,000 in equity capital. As a result, 8,334 of the 11,667 warrants became unrestricted and $1,264,000 was transferred from stock subscription receivable to additional paid-in-capital. During 1999, Allen contributed an additional $5,827,000 in exchange for the Company's Notes, earning the final 3,333 in restricted warrants. The Company recognized the remaining stock subscription receivable of $506,000 as discount of long-term notes payable as of December 31, 1999, which is being amortized over the term of the Notes.

11. Income Taxes

The following is a summary of the provision for income taxes:


                                                       Year Ended December 31,
                                              1999              1998               1997
                                        ----------------------------------------------------

       Income tax benefit computed
         at federal statutory rate       $  (1,807,000)    $  (1,493,000)     $     (910,000)
       Other                                    442,000           121,000            (60,000)
       Change in asset valuation
         allowance                            1,365,000         1,372,000            970,000
                                        ----------------------------------------------------
       Income taxes                      $            -    $            -     $            -
                                        ====================================================


                            CHAPARRAL RESOURCES, INC.

11. Income Taxes (Continued)

The components of the Company's deferred tax assets and liabilities are as follows:

                                                                  Year Ended December 31,
                                                        1999                1998              1997
                                                  -----------------------------------------------------
       Deferred tax assets:
         Net operating loss carryforwards         $   8,172,000       $   6,807,000       $   5,812,000
         Valuation allowance                         (8,172,000)         (6,807,000)         (5,812,000)
                                                  -----------------------------------------------------
       Deferred tax assets                        $           -       $           -       $           -
                                                  =====================================================

As of December 31, 1999, the Company has estimated tax loss carryforwards of $22,710,000, of which $16,106,000 are domestic losses for federal income tax purposes and $6,604,000 are foreign losses related to the Company's investment in KKM. These carryforwards will expire at various times between 2000 and 2019. The Company also has unused statutory depletion carryforwards, which have an unlimited duration, of approximately $639,000. The differences between the income tax benefit calculation of the statutory and effective rate are due to miscellaneous permanent book/tax differences, including stock compensation and disallowance of meals and entertainment expenses.

The Company has cumulative book losses of $24,983,000. Cumulative book/tax differences of approximately $2,224,000 primarily relate to accrued dividends and discount accretion of the Company's Series A Redeemable Preferred Stock booked directly to retained earnings, stock based compensation, and expired tax net operating losses from prior periods.

The Company did not record any deferred tax assets or income tax benefits for net operating losses as of December 31, 1999. The Company's only significant asset is its 50% interest in KKM, which has generated recurring net operating losses since inception. Therefore, the Company has taken a 100% valuation allowance against any resulting deferred tax asset due to such carryforwards.

The Company has effected or proposed significant equity transactions for the year ending December 31, 2000, including the issuance of a common stock warrant to Shell Capital, conversion of existing Notes into the Company's common stock, and consummation of the Rights Offering. These transactions may significantly restrict the use of net operating loss carryforwards by the Company in the future.

12. Other Related Party Transactions

During 1997, the Company paid consulting fees of approximately $180,000 to McGee-Dilling, International ("MDI") for assistance in raising capital to meet the Company's financial obligations for the Karakuduk Field. Two of the Company's directors on the Board during 1997 were also stockholders of MDI. The Company terminated the consulting agreement with MDI in the first quarter of 1997.

In 1998, the Company borrowed and repaid two loans, totaling $95,000, from Howard Karren, the former Chairman and Chief Executive Officer of the Company.

                            CHAPARRAL RESOURCES, INC.

12. Other Related Party Transactions (Continued)

Effective March 1, 2000, the Company sold overriding royalty interests in certain domestic oil and gas properties for $75,000 to a former Chairman and Chief Executive Officer of the Company. In February 1997, the Company had assigned the overriding royalty interests to the same individual as part of a severance agreement.

13.  Long-Term Accrued Compensation

On August 19, 1996, the Company's Board of Directors awarded a former Chief Executive Officer and a former Vice President of the Company cash bonuses totaling $210,000 as recognition for past services and, to be used to exercise certain warrants granted in connection with the Company's 1989 Stock Warrant Plan. These bonuses were to become payable on the earlier of (i) completion of a sale or farmout by the Company of all or a portion of its interest in the Karakuduk Field, or (ii) the date when the Company makes a public disclosure of a sale or farmout of the Karakuduk Field. Due to the recent Loan entered into with Shell Capital for the development of the Karakuduk Field, the Company considers a possible sale or farmout of the Company's interests in the Karakuduk Field to be remote. Therefore, the Company reversed the $210,000 accrual during the fourth quarter of 1999.

14. Operating Leases

During 1999, the Company relocated its offices within the Houston area. The Company assigned and was fully released from its existing obligations under the non-cancelable operating lease in effect as of December 31, 1998. The Company entered into a short-term sublease extending from September 1, 1999 through March 31, 2000. The Company prepaid all lease payments under the sublease, and had no outstanding rental obligations as of December 31, 1999.

The Company's rental expense for 1999, 1998, and 1997, was approximately $93,000, $87,000, and $37,000, respectively.

15. Commitments and Contingencies

Under the terms of License MG 249, as amended, (the "Petroleum License"), KKM was committed to minimum expenditures of $30,000,000 for the year ended December 31, 1999. The Petroleum License also establishes a minimum work program requiring KKM to drill eight new wells during 1999. In August 1999, the Company received a letter from the State Investment Agency of the Republic of Kazakhstan, extending the period for completion of the minimum work program and expenditure commitments to June 30, 2000. The letter is not a formal amendment of KKM's Petroleum License. As of December 31, 1999, KKM was drilling the second well under the work commitment and had spent approximately $10,400,000 under the expenditure commitment.

16. Extraordinary Losses

During 1997, the Company retired several notes payable totaling $1,850,000 As additional consideration for these notes, the Company issued to the note holders, warrants to purchase 7,708 shares of the Company's common stock at $15 per share, exercisable at any time, but no later than November 30, 1999. The notes were discounted by $290,000, the estimated fair value of the warrants, with the discount being amortized over the life of the notes.

                            CHAPARRAL RESOURCES, INC.

16. Extraordinary Losses (Continued)

If the notes were still outstanding on May 31, 1997, the Company agreed to issue 3,083 warrants as additional consideration to the holders. Furthermore, if the notes were still outstanding on November 30, 1997, the Company agreed to issue 6,167 warrants as additional consideration to the holders. Under these provisions, the Company issued 2,083 of the 3,083 warrants due to the May 31, 1997 deadline and none due to the November 30, 1997 deadline. The Company recorded debt issuance costs of $168,000 for the estimated fair value of the additional warrants issued, to be amortized over the life of the notes. On dates between May 1997 and November 1997 the notes were repaid by the Company at their face value. The Company recorded an extraordinary loss on extinguishment of debt of approximately $214,000.

On August 5, 1998, the Company retired two outstanding loans, totaling $1,000,000, from two related parties: Allen ($900,000) and Mr. McMillian, the current Co-Chairman and Chief Executive Officer and a director of the Company at the time of the loan ($100,000). The Company borrowed the $1,000,000 on June 3, 1998, subject to a 7% interest rate. The note was payable in full, plus accrued interest, on the earlier of 180 days from the funding of the loans or upon the Company's receipt of a minimum of $10,000,000 in equity investments. In conjunction with the loans, the Company issued warrants to purchase 16,667 shares of the Company's common stock, at an exercise price of $210 per share. The Company recorded the warrants at their fair market value of $367,000, as a discount of notes payable, amortizable over the life of the loans. On July 27, 1998, the Company received $10,000,000 in equity financing and repaid the loans, recognizing an extraordinary loss on the extinguishment of debt of approximately $236,000.

17. KKM Financial Statements

Due to the significance of the Company's equity investee, the Company has attached audited financial statements for KKM. Reflected in the financial statements are management fees of $2,040,000, $1,980,000, and $1,020,000, that have been charged by the Company to KKM for the years ending December 31, 1999, 1998, and 1997, respectively. These amounts are exclusive of any local withholding tax, which may be accrued by KKM. Also, for the same periods, the financial statements include interest on the note payable to the Company from KKM in the amounts $1,708,246, $1,043,565, and $389,624.

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, Disclosures About Oil and Gas Producing Activities.

The Company entered into an agreement effective January 1, 1997 to sell its remaining domestic oil and gas properties. Accordingly, no disclosure for domestic proven reserves has been made for any year presented as the Company has not acquired any additional domestic oil and gas properties since the January 1, 1997 disposition. Due to the lack of financing necessary to develop the Karakuduk Field, no proven reserves were attributed to the Karakuduk Fields as of December 31, 1998 and 1997. As discussed in Note 5, KKM recorded approximately 67.58 million barrels of proven oil reserves attributable to the Karakuduk Field on November 1, 1999.

The following estimates of reserve quantities and related standardized measure of discounted net cash flows are estimates only, and do not purport to reflect realizable values or fair market values of the Company's proportional interest in KKM's oil reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and the changes may be significant. As discussed in Note 1, KKM sold approximately 325,000 barrels of crude oil in the local Kazakhstan and export markets during 1999. The prices received on these sales were substantially lower than world oil prices prevailing at the time. Year-end prices used in the following standardized measure of discounted net cash flows reflect the assumption of 100% of KKM's future production being sold at world prices as outlined in the Crude Oil Sales Agreement discussed in Note 2. In the event KKM was required to sell its crude oil production in the local Kazakhstan market, the Company would more than likely receive a net oil price that would be substantially lower than world market prices prevailing at the time.

As discussed in Note 17, the Company has attached the audited financial statements of KKM. Those financial statements should be reviewed in conjunction with the following disclosures with respect to the Company's proportionate interest in KKM's oil and gas producing activities.

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED




Proven Oil and Gas Reserve Quantities (All within the Republic of Kazakhstan)

                                                           Oil            Gas
                                                        Reserves       Reserves
                                                         (bbls.)        (Mcf.)
                                                        ------------------------
Company's proportional interest in KKM's proven
     developed and undeveloped reserves
Balance December 31, 1999                               33,788,822          -
                                                        ========================


Capitalized Costs Relating to Oil and Gas Producing Activities
(All within the Republic of Kazakhstan)


                                                                  Year Ended December 31,
                                                        1999                1998                 1997
                                                   --------------------------------------------------------

Unproven oil and gas properties                   $               -        $ 35,023,000         $21,725,000
Proven oil and gas properties                                                         -                   -
                                                         43,002,000
                                                  ---------------------------------------------------------
                                                                             35,023,000          21,725,000
                                                         43,002,000

Accumulated depletion                                                                 -                   -
                                                            (9,000)
Equity Losses                                           (4,842,000)         (2,762,000)         (1,803,000)
                                                   -------------------------------------------------------
                                                        (4,851,000)         (2,762,000)         (1,803,000)

Net capitalized cost                               $     38,151,000        $ 32,261,000        $ 19,922,000
                                                   ========================================================

Company's share of equity method
        Investees' net capitalized cost            $     12,165,000         $ 9,134,000         $ 3,988,000
                                                   ========================================================

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED


Cost Incurred in Oil and Gas Property Acquisition,
       Exploration, and Development Activities
        (All within the Republic of Kazakhstan)

                                                                  Year Ended December 31,
                                                        1999                1998                1997
                                                   ------------------------------------------------------

Acquisition costs of CAP-G                         $          -       $          -           $  1,332,000

Net advances to KKM                                   7,980,000          13,560,000             5,797,000
Other capitalizable costs                                     -             523,000               391,000
Company's share of equity method
  Investees costs of property acquisition,
  exploration, and development                     $  3,738,000       $   3,344,000          $  2,034,000


Standardized Measure of Discounted Future Net Cash Flows

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                                  Year Ended December 31,
                                                       1999               1998                    1997
                                                  -------------------------------------------------------

Company's share of equity
   method investees' standardized
   measure of discounted future
   cash flows                                     $ 177,680,000       $        --            $     --
                                                  =======================================================

                        p Ernst & Young Kazakhstan     p  Tel. 7 (3272) 50 94 24
                          Kazakhstan                           7 (3272) 50 94 25
                          Almaty 480009                        7 (3272) 60 82 99
                          Prospekt Abai 153a                   7 (3272) 41 48 00
                                                          Fax: 7 (3272) 50 94 27

                         Report of Independent Auditors


The Board of Directors and Stockholders
Closed Type JSC Karakudukmunay

We have audited the accompanying balance sheets of Closed Type JSC Karakudukmunay ("the Company") as of December 31, 1999 and 1998, and the related statements of operations, cash flows and stockholders' deficit for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Closed Type JSC Karakudukmunay at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has a working capital deficiency as of December 31, 1999. In addition, there are uncertainties relating to the Company's ability to meet its commitments under its license agreement and ability to meet all expenditure/cash flow requirements through 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and other factors in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                                            ERNST & YOUNG KAZAKHSTAN
March 15, 2000
Almaty


                                     Closed Type JSC Karakudukmunay
                                          Balance Sheets as of
                                               December 31,
                                         (Amounts in US Dollars)

                                                               1999                        1998
                                                           ------------                ------------
ASSETS

Cash                                                       $     86,084                $     52,958
Prepaid and other receivables (Note 4)                           68,783                     125,231
Crude oil inventory (Note 5)                                    497,702                     551,342
                                                           ------------                ------------
    Total current assets                                        652,569                     729,531

Long term VAT receivable (Note 6)                               670,914                     863,077

Materials and supplies  (Note 7)                              1,136,418                   1,494,572

Property, plant and equipment, net (Note 8)                   4,318,290                   4,209,396

Oil and gas properties (Note 9)                              18,874,551                  12,563,120
                                                           ------------                ------------
TOTAL ASSETS                                               $ 25,652,742                $ 19,859,696
                                                           ============                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                           $  3,138,761                $  2,247,954
Accrued liabilities (Note 11)                                   872,291                     779,596
Current portion of long-term debt  (Note 12)                    577,778                   3,177,780
                                                           ------------                ------------
    Current liabilities                                       4,588,830                   6,205,330

Long-term debt  (Note 12)                                    32,871,339                  20,957,855
                                                           ------------                ------------
TOTAL LIABILITIES                                            37,460,169                  27,163,185
                                                           ------------                ------------

STOCKHOLDERS' DEFICIT

Charter capital (Note 14)
                                                                200,000                     200,000
Accumulated deficit                                         (12,007,427)                 (7,503,489)
                                                           ------------                ------------

                                                            (11,807,427)                 (7,303,489)
                                                           ------------                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $ 25,652,742                $ 19,859,696
                                                           ============                ============



      See  accompanying notes which form an integral part of these financial statements.



                                           Closed Type JSC Karakudukmunay
                                              Statements of Operations
                                          for the years ended December 31,
                                               (Amounts in US Dollars)


                                                       1999                   1998                  1997
                                                    -----------           -----------           -----------

Management service fee (Note 12)                    $   594,079           $   845,840           $   495,000
General and administrative expenses                   1,618,526             1,297,513               836,868
Interest expense (Note 12)                            1,100,570               508,539               155,624
Depreciation expense (Note 8)                           744,064               440,901               147,660
Miscellaneous taxes                                     230,023               135,441                30,214
Write-down of crude oil inventory (Note 5)                 --                 192,481                  --
Exchange loss/(gain)                                    216,676                67,077                  (387)

                                                    -----------           -----------           -----------
Net loss                                            $ 4,503,938           $ 3,487,792           $ 1,664,979
                                                    ===========           ===========           ===========























                 See accompanying notes which form an integral part of these financial statements.




                                          Closed Type JSC Karakudukmunay
                             Statements of Cash Flows for the years ended December 31,
                                              (Amounts in US Dollars)



                                                                        1999               1998               1997
                                                                    ------------       ------------       ------------

Cash flows from operating activities:
Net loss                                                            $ (4,503,938)      $ (3,487,792)      $ (1,664,979)

Adjustments to reconcile netloss to net cash
  Provided (used) by operating activities:
Write-down of crude oil inventory                                           --              192,481               --
Depreciation and depletion                                               890,575            440,901            147,660
Changes in working capital:
     (Increase)/decrease in prepaid and other receivables                 56,448            147,224           (255,979)
     (Increase)/decrease in crude oil inventory                           53,640           (743,823)              --
     (Increase)/decrease in VAT receivable                               192,163           (753,978)           (51,803)
     (Increase)/decrease  in materials and supplies inventory            358,154           (982,714)          (483,437)
     Increase in accounts payable and accrued liabilities                983,502            259,972          2,022,350
     Decrease in long term payable for land usage                           --                 --              (34,000)
     Increase in accrued interest payable to partner                   1,708,245          1,043,565            389,624
                                                                    ------------       ------------       ------------
Net cash used by operating activities                                   (261,211)        (3,884,164)            69,436

Cash flows from investing activities
Purchase of property, plant and equipment                               (852,958)        (3,061,240)        (1,284,782)
Investments in oil and gas properties                                 (7,476,647)        (6,688,595)        (4,068,937)
Net proceeds from sales of non-commercial crude oil                    1,018,705               --                 --
                                                                    ------------       ------------       ------------
Net cash used in investing activities                                 (7,310,900)        (9,749,835)        (5,353,719)

Cash flows from financing activities
Increase in loans from banks                                                --              800,000               --
Principal payments on banks loans                                       (177,777)           (44,445)              --
Increase in loan payable to partner due to cash contribution,          7,783,014         12,517,018          5,661,778
for management services and other expenditures
                                                                    ------------       ------------       ------------
Net cash provided by financing activities                              7,605,237         13,272,573          5,661,778

Net increase/(decrease)  in cash                                          33,126           (361,426)           377,495
Cash at beginning of year                                                 52,958            414,384             36,889

                                                                    ------------       ------------       ------------
Cash at end of year                                                 $     86,084       $     52,958       $    414,384

                                                                    ============       ============       ============

Supplemental cash flow disclosure
             Interest paid                                          $     88,949       $     30,516       $       --




             See accompanying notes which form an integral part of these financial statements.


                                                  38

                         Closed Type JSC Karakudukmunay
                       Statement of Stockholders' Deficit
                             (Amounts in US Dollars)




                                     Authorized      Accumulated
                                   Charter Capital     Deficit        Total
                                   --------------------------------------------

As at December 31,1996              $    200,000   $ (2,350,718)   $ (2,150,718)

Net loss for the year 1997                  --       (1,664,979)     (1,664,979)
                                    ------------   ------------    ------------

As at December 31,1997                   200,000     (4,015,697)     (3,815,697)

Net loss for the year 1998                  --       (3,487,792)     (3,487,792)
                                    ------------   ------------    ------------

As at December 31,1998                   200,000     (7,503,489)     (7,303,489)

Net loss for the year 1999                  --       (4,503,938)     (4,503,938)

                                    ============   ============    ============
As at December 31,1999              $    200,000   $(12,007,427)   $(11,807,427)
                                    ============   ============    ============












               See accompanying notes which form an integral part
                         of these financial statements.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


1.       Organization and Background Information

Closed Type JSC Karakudukmunay. (the "Company"), a Kazakhstan Joint Stock Company of Closed Type, was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. The Company's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau Oblast region of the Republic of Kazakhstan. On August 30, 1995, the Company entered into the Agreement with the Ministry of Energy and Natural Resources for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Oblast of the Republic of Kazakhstan (the "Agreement"). The Company's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

The Company's rights to the Karakuduk Field may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of the Company's registration. The Agreement can be extended to a date agreed between the Ministry of Energy and Natural Resources and the Company as long as production of petroleum and/or gas is continued in the Karakuduk oil field.

2.       Basis of Presentation

The Company maintains its accounting records and prepares its financial statements in US dollars in accordance with the terms of the Agreement. The accompanying financial statements were prepared in accordance with U.S. generally accepted accounting principles (US GAAP).

Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.

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

Cash and other monetary assets held and liabilities denominated in currencies other than US dollars are translated at exchange rates prevailing as of the balance sheet date (138.20 and 83.80 Kazakh Tenge per US dollar as of December 31, 1999 and 1998, respectively ). Non-monetary assets and liabilities denominated in currencies other than US dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-US dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate that the Company could realize or settle these assets and liabilities in US dollars.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


2.       Basis of Presentation (continued)

On April 5, 1999, the Government discontinued its support of the National currency, the Tenge, and allowed it to float freely against the US dollar. Immediately thereafter, the official exchange rate declined from 87.5 Tenge to the US dollar to 142 Tenge to the US dollar, but was relatively stable for the remainder of 1999. The devaluation decreased the US dollar realizable value of any Tenge denominated monetary assets held by the Company, and decreased the US dollar obligation of any Tenge denominated monetary liabilities held by the Company.

As of December 31, 1999, $201,077 of net monetary assets were denominated in Tenge.

Interest Capitalization
-----------------------

The Company capitalized interest on significant construction projects for which expenditures are being made. Assets qualifying for interest capitalization include significant investments in unproved properties and other major development projects that are not being depreciated, depleted, or amortized currently, provided that work is currently in progress.

On November 1, 1999, the Company ceased capitalization of interest when it was determined that the Karakuduk Field was commercially viable and oil and gas properties became subject to depletion.

The Company capitalized interest of $696,625, $565,542, and $234,000 in 1999, 1998, and 1997, respectively. All other interest costs are expensed as incurred.

Oil and Gas Properties  Subject to Depreciation, Depletion and Amortization
----------------------  ---------------------------------------------------

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

Oil and Gas Properties Not Subject to Depletion
-----------------------------------------------

Costs associated with acquisition and evaluation of unproven properties are excluded from the amortization computation until it is determined if proven reserves can be attributed to the properties. These unevaluated properties are assessed periodically for possible impairment and the amount impaired, if any, is added to the amortization base. Costs of exploratory dry holes and geological and geophysical costs not directly associated with specific unevaluated properties are added to the amortization base as incurred.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are valued at historical cost and are depreciated on a straight line basis over the estimated useful lives of the assets as follows:

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
         Vehicles                                            5 years
         Field buildings                                    15 years
         Field equipment                                up to 10 years

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)

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

Revenue Recognition
-------------------

Revenues and their related costs are recognized upon delivery of commercial quantities of oil production produced from proven reserves, in accordance with the accrual method of accounting. Losses, if any, are provided for in the period in which the loss is determined to occur.

During 1999, the Company sold approximately 324,650 barrels of crude oil in the local Kazakhstan and export markets and realized approximately $1,018,705, net of related production and transportation costs. These sales resulted from placing accumulations of initial crude oil production into the pipeline. The proceeds from these placements were not considered revenues, as volumes delivered were not commercially viable or attributable to proven reserves. The Company has accounted for these proceeds as cost recovery by reducing its net carrying value of oil and gas properties by the amount of net proceeds received.

Earnings Per Common Share
-------------------------

Basic earnings (loss) and diluted earnings (loss) are not presented due to the Company being of a "closed" nature, and having no underlying shares outstanding.

New Accounting Standards
------------------------

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement, as amended by SFAS No. 137, is effective for years beginning after June 15, 2000. As of December 31, 1999, the Company has not adopted SFAS 133.

The Company is evaluating SFAS 133 and intends to adopt the statement no later than January 1, 2001. The impact of SFAS 133 on the Company's financial position and results of operations is not expected to be material.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)

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

3.       Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and has a working capital deficiency as of December 31, 1999. In addition, there are uncertainties relating to the Company's ability to meet its commitments under the terms of License MG 249, as amended, (the "License) and its ability to meet all expenditure and cash flow requirements through fiscal year 2000. As more fully described in Note 17, the Company's agreements with the government of the Republic of Kazakhstan require the Company to meet certain expenditure and work commitments on or before June 30, 2000. Should the Company not meet its capital requirements by June 30, 2000, the Company's rights under the Agreement may be terminated. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Management's plans to address these uncertainties include:

o Shell Capital Loan. As discussed in Note 12, on November 1, 1999, the parent company of Central Asian Petroleum (Guernsey) Limited ("CAP-G"), Chaparral Resources, Inc. ("Chaparral"), entered into a loan agreement (the "Loan") with Shell Capital Limited ("Shell Capital") to provide up to $24,000,000 in financing for the development of the Karakuduk Field. The conditions required to obtain funding under the Loan were consummated in February 2000, providing Chaparral, and therefore CAP-G, substantial financial resources to continue funding the development of the Karakuduk Field.

o    Development of the Company's Proven Reserves. The Company has approximately
     67.58 million barrels of estimated proven oil reserves, net of government royalty. As of December 31, 1999, KKM has produced 435,840 barrels of crude oil, of which 324,650 barrels were sold in 1999 for approximately $1,019,000, net of transportation and production costs. As of December 31, 1999, KKM had approximately 111,000 barrels of crude oil in inventory and was producing approximately 1,100 barrels of oil per day.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


3.       Going Concern (Continued)

o Crude Oil Sales Agreement. On November 1, 1999, the Company entered into the Crude Oil Sale and Purchase Agreement (the "Crude Oil Sales Agreement") with Shell Trading International Limited ("STASCO"), an affiliate of Shell Capital, for the purchase of 100% of the oil production from the Karakuduk Field on the export market for world market oil prices. The Company expects to obtain a substantially higher return from oil sales under the Crude Oil Sales Agreement than would otherwise be obtainable from oil sales on Kazakhstan's local market. The Crude Oil Sales Agreement became effective upon the consummation of the Loan. The Company expects to begin placing oil under the agreement in April 2000.

Management's plans for addressing the above uncertainties are partially based upon forward looking events, which have yet to occur, including the successful development, production, and sales of crude oil from the Karakuduk Field, as to which there is no assurance. Expected funding requirements necessary for development of the Karakuduk Field through December 31, 2000 are partially based upon future cash flows from the sale of the Company's crude oil production.

4.         Prepaid and Other Receivables

Prepayments and Other Receivables primarily consisted of advances to the Custom's Post for payment of VAT and customs duties on future imported materials and supplies. The breakdown of Prepaid and Other Receivables is as follows:


                                                  December 31,      December 31,
                                                     1999              1998
                                                   ----------        ---------

      Travel advances to employees                 $       73       $       -
      Custom duties and prepaid taxes                  54,952          120,631
      Advance payment for oil and gas assets           13,758            4,600
                                                   ==========       ==========
      Total                                        $   68,783       $  125,231
                                                   ==========       ==========


5.         Crude Oil Inventory

Crude oil inventory represents all production costs associated with lifting and transporting crude oil from the Karakuduk Field to the KazTransOil pipeline ("KTO Pipeline"), including depreciation, depletion, and amortization associated with the production. Crude oil placed into the KTO Pipeline is held as inventory on behalf of the Company until formally nominated for sale.

During 1999, the Company produced 352,012 barrels of crude oil and had approximately 111,189 barrels in inventory as of December 31, 1999. As discussed in Note 2, crude oil production of 324,650 barrels was sold on local Kazakhstan and export markets in 1999.

The inventory balance as of December 31, 1998 is net of an impairment of $192,481 to reflect the net realizable value of the inventory at that date.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)

6.          Long term VAT Receivable

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

From December 31, 1998 to December 31, 1999, the Company's VAT receivable decreased from $863,077 to $670,914, respectively, due to the Company's offset of VAT payable on sales and due to the devaluation of the Tenge. During 1999, the Company offset both the Local and Import VAT receivable against additional VAT charged on imported goods. In prior years, the Company received several refunds of VAT previously paid into the Government of Kazakhstan. The ability of the Company to obtain future refunds or to offset the VAT receivable against future Import VAT liabilities is uncertain as are the actual timings of such refunds and offsets.

The Company expects to obtain full economic benefit from the VAT receivable through the Company's right of offset against future fiscal obligations, as provided for in the Agreement.


7.          Materials and Supplies

Materials and Supplies represent plant and equipment for development activities, tangible drilling costs (drill bits, tubing, casing, wellheads, etc.) required for development drilling operations, spare parts, diesel fuel, and various materials for use in oil field operations.

                                  December 31,      December 31,
                                      1999              1998
                                   ----------        -----------

   Inventory in-house              $1,136,418         $1,084,359
   Inventory in-transit                     -            410,213
                                   ----------         ----------
   Total                           $1,136,418         $1,494,572
                                   ==========         ==========

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


8.       Property, Plant and Equipment

Upon full amortization of tangible assets, the right of ownership of the tangible assets shall be transferred to the Republic of Kazakhstan in accordance with the Agreement. The Company is entitled to the use of the fully amortized tangible assets during the whole term of the Agreement. A summary of property, plant and equipment is provided in the table below:

                                                 December 31,       December 31,
                                                    1999               1998
                                                 -----------       ------------

Office buildings and apartments                  $   236,701        $   214,468
Office equipment and furniture                       480,362            390,671
Vehicles                                           1,708,420          1,663,364
Field buildings                                    2,874,753          2,248,920
Field equipment and furniture                        393,969            323,824
                                                 -----------        -----------
     Total Cost                                    5,694,205          4,841,247

Accumulated depreciation                          (1,375,915)          (631,851)
                                                 ===========        ===========

Net book value                                   $ 4,318,290        $ 4,209,396
                                                 ===========        ===========


9.       Oil and Gas Properties

The Company has capitalized all direct costs associated with acquisition, exploration, and development of the Karakuduk Field. These costs include geological and geophysical expenditures, license acquisition costs, tangible and intangible drilling costs, production facilities, pipelines and related equipment, access roads, gathering systems, management fees related to the salary costs of individuals directly associated with exploration and development activities, and related interest costs prior to commercial production. Overhead and general and administrative costs have been expensed as incurred.

As of November 1, 1999, the Company's unproven Oil and Gas Properties have been reclassified as proven properties and transferred into the amortizable base. The reclassification directly relates to the commercial viability of the Company based upon the Loan entered into with Shell Capital on that same date. The Loan will provide the Company, through its investor CAP-G, with the capital necessary to develop the proven reserves underlying the Karakuduk Field.

The Company calculates depreciation, depletion, and amortization of oil and gas properties using the units-of-production method. The provision is computed by multiplying the unamortized costs of proven oil and gas properties by a production rate calculated by dividing the physical units of oil and gas produced during the relevant period by the total estimated proven reserves. The unamortized costs of proven oil and gas properties includes all capitalized costs, less accumulated amortization, estimated future costs to develop proven reserves, and estimated dismantlement and abandonment costs. Total 1999 amortization of $146,511 was calculated using production from November 1, 1999 through the balance sheet date, and represents $2.47 per barrel produced. The Company has accounted for 1999 amortization as a component of crude oil inventory.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


9.       Oil and Gas Properties (continued)

The composition of Oil and Gas Properties is as follow:

                                                December 31,        December 31,
                                                    1999                1998
                                                ------------       -------------

Acquisition costs                               $    507,870        $    507,870
Exploration and appraisal costs                   11,255,708          11,255,708
Development cost                                   6,780,022                --
Capitalized interest                               1,496,167             799,542
                                                ------------        ------------
  Total Cost                                      20,039,767          12,563,120
Accumulated depletion                               (146,511)               --
Net proceeds from sales of
  non-commercial crude oil                        (1,018,705)               --
                                                ============        ============

  Net book value                                $ 18,874,551        $ 12,563,120
                                                ============        ============


Management believes that over the life of the project, future cash flows support the carrying amount of the assets disclosed above, therefore no impairment provision has been made.

10.      Bonuses

Production based bonuses will be payable to the Kazakhstan Ministry of Geology amounting to $500,000 when cumulative production reaches ten million barrels and $1,200,000 when cumulative production reaches fifty million barrels. Under current Kazakhstan tax law, the production bonuses will be considered tax deductible expenditures in the calculation of profits taxes. These amounts will be accrued as production accumulates.

11.      Accrued Liabilities

                                                     December 31,   December 31,
                                                        1999          1998
                                                      ---------     ---------

          Accrued management service fee                573,750       573,750
          Accrued audit fees                             75,000        75,000
          Accrued interest payable                        3,439         3,613
          Miscellaneous taxes payable                   220,102       127,233
                                                      ---------     ---------

            Total accrued liabilities                 $ 872,291     $ 779,596
                                                      =========     =========

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)

12.      Long-term Debt


                                               December 31,        December 31,
                                                   1999                1998
                                               -----------         -----------

          Loans  payable to banks              $   577,778         $   755,555
          Loans payable to partner              32,871,339          23,380,080
                                               -----------         -----------
                                                33,449,117          24,135,635

          Less current portion                    (577,778)         (3,177,780)
                                               -----------         -----------

           Total long-term debt                $32,871,339         $20,957,855
                                               ===========         ===========

Loans Payable to Banks
----------------------

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

As of December 31, 1999, the Company's outstanding principal balance on the notes totaled $577,778. The notes were fully repaid on January 21, 2000.

Loans Payable to Partner
------------------------

The Company's stockholder, CAP-G bears sole financial responsibility for providing all funding for the Company, which is not generated by the Company's operations or borrowed from third party sources. The various forms of funding from CAP-G are treated as long term loans to the Company and bear interest at the rate of LIBOR plus 1%. The Agreement requires installment payments on the loan to be calculated and paid on a quarterly basis and to be equal to 65% of gross revenues after deduction of royalties due to the Republic of Kazakhstan. CAP-G, at its own discretion, may waive receipt of quarterly repayments to maintain working capital within the Company.

The loan is made up as follows:

                                            December 31,      December 31,
                                                1999             1998
                                            ------------      -----------

         Cash funding                       $ 20,671,850      $16,897,350
         Management services fee               6,315,000        4,275,000
         Other expenditures                    2,603,107          634,594
         Accrued interest payable              3,281,382        1,573,136
                                            ------------      -----------

           Total interest and loan
             payable to partner             $ 32,871,339       $23,380,080
                                            ============       ===========

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


12.      Long-Term Debt (continued)

On November 1, 1999, CAP-G's parent company, Chaparral, entered into the $24,000,000 Loan with Shell Capital. CAP-G and the Company signed the Loan as "co-obligors," assuming certain obligations and commitments to Shell Capital and to Chaparral, as the borrower. The proceeds from the Loan, net of certain financing and other related costs, are required to be used for the funding of CAP-G's financial commitment to the Company to develop the Karakuduk Field. The Company will continue to borrow funds from CAP-G in accordance with the terms of the Agreement.

As a condition of the Loan, on November 1, 1999, the Company entered into the Crude Oil Sales Agreement with STASCO for the purchase of 100% of the Company's oil production from the Karakuduk Field on the export market. The Loan requires the Company to sell all of its net oil production to STASCO, unless otherwise agreed by STASCO and Shell Capital.

As a co-obligor of the Loan, the Company has made certain other commitments to Shell Capital, including, but not limited to, the following pledges, covenants, and other restrictions:

(i) A pledge of the Company's receivables, including proceeds from the sale of crude oil, to Shell Capital in the event of default of the Loan;

(ii) A pledge of the Company's right to insurance proceeds to Shell Capital in the event of default of the Loan;

(iii) Agreement to recognize and register CAP-G's pledge of its 50% ownership in the Company to Shell Capital, which may be transferrable in the event of a default of the Loan.

(iv) A representation to reach project completion ("Project Completion") on or before September 30, 2001. Project Completion occurs when:

       o an independent engineer certifies that the proven developed reserves of the Karakuduk Field are at least 30 million barrels;

       o average daily oil production from the Karakuduk Field is at least 13,000 barrels for 45 consecutive days;

       o average daily water injection at the Karakuduk Field is at least 15,000 barrels for 45 consecutive days; and

       o a gas lift system is successfully implemented for one well over a 24-hour period.

(v) Enter into a technical service agreement directly with Shell Capital, granting Shell Capital, at their own discretion, the right to bring in technical consultants to work on the development of the Karakuduk Field on a cost only basis.

Management services are provided by a subsidiary of Chaparral. Services were provided in 1999 for a fixed fee of $170,000 per month. Management services were provided to the Company in the amount of $2,040,000 and $1,980,000 for the years ended December 31, 1999 and 1998, respectively.

As of December 31, 1999, the Company's outstanding principal and accrued interest balance on Loans Payable to Partners totaled $32,871,339, all of which is classified as long-term due to the expected working capital needs of the Company.

On February 14, 2000, Chaparral, CAP-G, and the Company completed all terms and conditions required for Chaparral to draw from the Loan.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


13.      Taxes

The Company is subject to corporate income tax at the prevailing statutory rate of 30%.

The following is a summary of the provision for income taxes:

                                                 Year ended December 31
                                          1999           1998            1997
                                      -----------    -----------    -----------
Income taxes (benefit) computed
  at statutory rate                   $(1,351,181)   $(1,046,338)   $  (499,494)
Non-deductible expenses                   846,831        347,012           --
Change in asset valuation allowance       504,350        699,326        499,494
                                      -----------    -----------    -----------
Income taxes                          $      --      $      --      $      --
                                      ===========    ===========    ===========


The components of the Company's deferred tax assets and liabilities are as follows:

                                                 Year ended December 31
                                          1999           1998          1997
                                      -----------    -----------    -----------
Deferred tax assets:
  Fixed assets                        $   733,514    $      --      $      --
  Net operating loss carryforwards      1,653,884      1,904,035      1,204,709
  Valuation allowance                  (2,387,398)    (1,904,035)    (1,204,709)
                                      -----------    -----------    -----------
Deferred tax assets                   $      --      $      --      $      --
                                      ===========    ===========    ===========


There were no net deferred tax assets or net income tax benefits recorded in the financial statements for deductible temporary differences or net operating loss carryforwards due to the fact that the realization of the related tax benefits will not be considered likely until the Company generates significant income.

The Agreement specifies profits taxes and other taxes applicable to the Company, which are subject to the laws of the Republic of Kazakhstan.

The Company began extracting hydrocarbons from the Karakuduk field in 1998. At December 31, 1999, the Company has tax loss carryforwards of approximately $ 5,512,947 available to offset against future taxable income, in accordance with the terms of the Agreement and legislation existing as of the date the Agreement was signed. The tax loss carryforwards are Tenge denominated. From December 31, 1998 to December 31, 1999, the Company's tax loss carryforwards decreased from $ 6,346,783 to $ 5,512,947, respectively, primarily due to the devaluation of the Tenge. There is a five-year carryforward of tax losses.

The Company has used the best estimates available to determine the Company's deferred tax assets before consideration of the valuation allowance. Refer to
Note 15 regarding the uncertainties of taxation in the Republic of Kazakhstan.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)

14.      Charter Capital

The total Charter Fund contribution specified in the new Founders Agreement of KKM is $200,000. Each of the stockholders' portion of the Charter Fund and their respective participating interest in the Company is:

                                                      December 31,                  December 31,
                                                          1999                          1998
                                               -------------------------------------------------------
                                                   Charter       Percent      Charter         Percent
                                                Contribution                Contribution
                                                ------------------------------------------------------

KazakhOil                                           80,000         40 %         80,000         40 %
Korporatsiya Mangistau Terra International          20,000         10 %         20,000         10 %
Central Asian Petroleum (Guernsey)
 Limited - CAP-G *                                 100,000         50 %        100,000         50 %
                                                  --------------------------------------------------
Total charter capital                             $200,000         100 %      $200,000         100 %
                                                  ========                    ========

* See Note 12 relating to pledge of the interest of CAP-G in the Company.

KazakhOil JSC ("KazakhOil") is the national petroleum company of the Republic of Kazakhstan.

Under the terms of the Loan, the Company may not declare a dividend prior to Project Completion as defined in Note 12. Any dividend distributions following Project Completion remain subject to certain other conditions stated in the Loan.

15.      Contingencies

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

Basis of Accounting
-------------------

The Company maintains its statutory books and records in accordance with U.S. generally accepted accounting principles and calculates taxable income or loss using the existing Kazakh tax legislation in effect on August 30, 1995, the date the Agreement was signed. The Company considers these accounting methods correct under the terms of the Agreement. The Republic of Kazakhstan currently requires companies to comply with Kazakh accounting regulations and to calculate tax profits or losses in accordance with these regulations as well as the prevailing tax law. There is currently uncertainty as to the extent of tax losses available to the Company. The potential effect of the uncertainty is not quantifiable.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)

16.      Current Kazakhstan Environment

The ability of the Company to realize the carrying value of its assets is dependent on being able to transport hydrocarbons and finding appropriate markets for their sale. Domestic markets in the Republic of Kazakhstan currently do not permit world market prices to be obtained.

On November 1, 1999, the Company entered into the Crude Oil Sales Agreement with STASCO for the purchase of 100% of the oil production, less royalty in kind, from the Karakuduk Field on the export market. It is a condition of the Loan that all produced oil must be sold to STASCO through the six nominated outlets in the contract. Prior agreement of both parties is required if sales are to be made to any other destination or buyer.

The Company retains full responsibility for obtaining export quotas and finalizing access routes through the KazTransOil pipeline and onward through the Russian pipeline system to various agreed points of delivery, all of which are outside of the Republic of Kazakhstan. The Company has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The Government of the Republic of Kazakhstan has recently stated they may require all oil and gas producers within Kazakhstan to supply some portion of year 2000 production to local Kazakh refineries to meet domestic energy needs. The Company is currently awaiting confirmation of its export quota for the year 2000 from the Ministry of Energy, Trade and Industry of the Republic of Kazakhstan.

17.      License Commitments and Other Capital Commitments

License Commitments
-------------------

Under the License, the Company was committed to minimum expenditures of $30,000,000 for the year ended December 31, 1999. The License, as amended, also establishes a minimum work program, requiring the Company to drill 8 new wells before December 31, 1999. In 1999 the Company received a letter from the State Investment Committee (the "SIA Letter") extending the period for completion of the minimum work program and expenditure commitment to June 30, 2000. The SIA Letter is not a formal amendment of the License. As of December 31, 1999, the Company has spent $10,400,000 towards fulfilling its financial obligations under the License.

If the Company fails to satisfy the work or capital commitment under the License or the SIA Letter, the licensing authority could cancel or suspend the License. If the License is cancelled, the Company will be unable to develop and sell oil produced from the Karakuduk Field. The Company can request a deferral of the License commitments, but there is no guarantee that the license committee will grant a deferral.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)

17.      License Commitments and Other Capital Commitments (continued)

Other Capital Commitments
-------------------------

The Company cancelled its contract with Challenger Oil Services, PLC ("Challenger") in April 1999. The Company entered into a second drilling contract with Kazakhoil Drilling Services Company, an affiliate of KazakhOil , during the fourth quarter of 1999. Under the terms of the contract, the operating rate (that includes both rig and crews) is $12,100 per day with a two year contractual commitment. The Company prepaid $200,000 in drilling costs and paid a $20,000 rig mobilization fee in December 1999. The Company began drilling well #102 in late December 1999.

The Company has a contract in place with Geotex Geophysical Services ("Geotex"), to acquire and process approximately 100 square kilometers of 3D seismic over the Karakuduk field. The value of the contract and associated interpretation is approximately $2,000,000. While some preliminary costs of approximately $65,000 were paid to Geotex in 1999, the reminder will be payable in the year 2000.

The Company has no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk field.

18.         Related Party Transactions

In March 1999, the Company sold approximately 98,000 barrels of crude oil to KazakhOil for approximately $850,000, net of transportation costs. Net proceeds include a $39,000 marketing fee paid directly to KazakhOil.

The Company entered into a marketing services agreement with KazakhOil on January 31, 2000, whereby KazakhOil will assist the Company in expediting export oil sales under the Crude Oil Sales Agreement with STASCO.

Other related party transactions are disclosed on the face of the balance sheet. Stockholders and their respective holdings in the Company are disclosed in Note 14 and CAP-G related party transactions are referenced in Note 12 to the financial statements.

19.      Subsequent Events

During 1999, KKM terminated the contract for drilling services with Challenger. The termination led to all parties attending a mediation to resolve any outstanding issues and financial matters relating to the work done prior to the termination. In February 2000, a full and final settlement was reached and approved by all parties in the presence of an independent mediator and the legal representation of all parties. A sum of $1,336,000 was agreed as the amount payable by the Company to fully and finally settle all outstanding liabilities under the contract with Challenger. The Company accrued an amount of $1,400,000 in 1999 with respect to the drilling services performed under the contract prior to termination. The settlement amount will be paid in the first quarter 2000. The Company has no other obligations with regard to the Challenger contract.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)



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

Due to the previous uncertainties surrounding the development of the Karakuduk Field no proven reserves were attributed to the Karakuduk Field as of December 31, 1998 and 1997. KKM recorded approximately 67.58 million barrels of proven oil reserves attributable to the Karakuduk Field on November 1, 1999. The disclosures below reflect the Company's proven reserves as of December 31, 1999.

The following estimates of reserve quantities and related standardized measure of discounted net cash flows are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and the changes may be significant. As discussed on Note 2, the Company sold 324,650 barrels of crude oil an the local Kazakhstan and export market during 1999. Prices received on these sales were substantially lower than world market prices prevailing at that time. Year-end prices used for the standardized measure of discounted net cash flows reflect the assumption of 100% of the Company's production being sold at world prices as outlined in the Company's Crude Oil Sales Agreement with STASCO. In the event the Company was required to sell a portion of its production in the local Kazakhstan market, the Company would more than likely receive a net oil price that would be substantially lower than world market prices.

Proven reserves are estimated reserves of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proven oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proven reserves, less estimated future income tax expenses. The estimated future net cash flows are then discounted using a rate of 10% a year to reflect the estimated timing of the future cash flows.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED

Proven Oil and Gas Reserve Quantities
(All within the Republic of Kazakhstan)

                                                          Oil          Gas
                                                        Reserves     Reserves
                                                         (bbls.)      (Mcf.)
                                                     -------------------------
Proven developed and undeveloped reserves:

Balance December 31, 1998                                    --          --
Extensions, discoveries and other additions            67,636,892        --
Production                                                (59,249)       --
                                                     ------------  ----------
Balance December 31, 1999                              67,577,643        --
                                                     ============  ==========

Proven Developed Reserves:
Balance December 31, 1999                               1,233,059        --
                                                     ============  ==========

Capitalized Costs Relating to Oil and Gas Producing Activities
(All within the Republic of Kazakhstan)

                                                                  Year Ended December 31,
                                                       1999               1998               1997
                                                   --------------------------------------------------
Unproven oil and gas properties                    $       --         $ 18,898,939       $  8,166,390
Proven oil and gas properties                        25,851,685              --                 --
                                                   ------------       ------------       ------------

Accumulated depreciation and depletion               (1,522,426)          (631,851)          (190,950)
                                                   ------------       ------------       ------------

Net capitalized cost                               $ 24,329,259       $ 18,267,088       $  7,975,440
                                                   ============       ============       ============



                                            Closed Type JSC Karakudukmunay
                                   Notes to the Financial Statements - (Continued)
                                   (Amounts in US dollars unless otherwise stated)


                             SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                                          PRODUCING ACTIVITIES-UNAUDITED

Cost Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities
        (All within the Republic of Kazakhstan)


                                                                         Year Ended December 31,
                                                         1999                    1998                     1997
                                                   ---------------         -----------------        -----------------

Acquisition costs                                  $         --            $           --           $           --
Exploration and appraisal costs                              --                    6,688,595                4,068,937
Development costs                                        7,476,647                    --                       --
                                                   ===============         =================        =================
                                                   $     7,476,647         $       6,688,595        $       4,068,937
                                                   ===============         =================        =================

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proven Oil and Gas
Reserves (All within the Republic of Kazakhstan)

                                                                         Year Ended December 31,
                                                        1999                     1998                      1997
                                                   ---------------         -----------------        -----------------

Future cash inflows                                $ 1,304,730,000         $            --          $            --
Future development costs                              (148,390,000)
Future production costs                                (78,280,000)
Future income tax expenses                            (311,620,000)
                                                   ---------------         -----------------        -----------------
Future net cash flows                                  766,440,000                      --                       --
10% annual discount for estimated timing of
    cash flows                                        (411,080,000)
                                                   ===============         =================        =================
Standardized measure of discounted net
    cash flows                                     $   355,360,000         $            --          $            --
                                                   ===============         =================        =================


Principal sources of change in the standardized measure of discounted future net cash flows

Beginning balance                                  $          --           $            --          $            --
Extensions and discoveries                             355,360,000
                                                   ===============         =================        =================
Ending balance                                     $   355,360,000         $            --          $            --
                                                   ===============         =================        =================

                                  Exhibit Index

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      2.1 Stock Acquisition Agreement and Plan of Reorganization dated April 12, 1995 between Chaparral Resources, Inc., and the Shareholders of Central Asian Petroleum, Inc., incorporated by reference to Exhibit 2.1 to Chaparral Resources, Inc's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

      2.2 Escrow Agreement dated April 12, 1995 between Chaparral Resources, Inc., the Shareholders of Central Asian Petroleum, Inc. and Barry W. Spector, incorporated by reference to Exhibit 2.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

      2.3 Amendment to Stock Acquisition Agreement and Plan of Reorganization dated March 10, 1996 between Chaparral Resources, Inc., and the Shareholders of Central Asian Petroleum, Inc., incorporated by reference to Chaparral Resources, Inc.'s Registration Statement No. 333-7779.

      3.1 Certificate of Incorporation, dated April 21, 1999, incorporated by reference to to Chaparral Resources, Inc.'s Notice and Definitive Schedule 14Adated April 21, 1999.

      3.2 Bylaws, dated April 21, 1999, incorporated by reference to Annex IV to our Notice and Definitive Schedule 14Adated April 21, 1999.

      4.1* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $101,400, to Allen & Company Incorporated.

      4.2* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $182,680, to Allen & Company Incorporated.

      4.3* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $2,613,097, to Allen & Company Incorporated.

      4.4* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $929,984, to Allen & Company Incorporated.

      4.5* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $103,332, to John
                    G. McMillian.

      4.6* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $20,298, to John G. McMillian.

      4.7* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $288,019, to John
                    G. McMillian.

      4.8* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $524,986, to Whittier Ventures.

      4.9* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $525,973, to Whittier Ventures, LLC.

      4.10 8% Non-Negotiable Convertible Subordinated Promissory Note, dated December 10, 1999, principal amount $150,000, to Cord Family Exempt Trust, incorporated by reference to Exhibit
                    10.40 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.11 8% Non-Negotiable Convertible Subordinated Promissory Note, dated February 10, 2000, principal amount $1,250,000, to Allen & Company Incorporated, incorporated by reference to
                    Exhibit 10.51 to Chaparral Resources, Inc. Current Report on 8-K dated March 22, 2000.

      4.12 8% Non-Negotiable Convertible Subordinated Promissory Note, dated February 9, 2000, principal amount $100,000, to Helen Jacobs Strauss Trust, incorporated by reference to Exhibit
                    10.50 to Chaparral Resources, Inc. Current Report on 8-K dated March 22, 2000.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------



      4.13 8% Non-Negotiable Convertible Subordinated Promissory Note, dated February 9, 2000, principal amount $100,000, to EcoTels International Limited, incorporated by reference to
                    Exhibit 10.49 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.14 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 27, 2000, principal amount $750,000, to Allen & Company Incorporated, incorporated by reference to Exhibit
                    10.48 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.15 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 21, 2000, principal amount $250,000, to Helen Jacobs Strauss Trust, incorporated by reference to Exhibit
                    10.47 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.16 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 19, 2000, principal amount $200,000, to Akin, Gump, Strauss, Hauer & Feld, incorporated by reference to
                    Exhibit 10.46 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.17 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 19, 2000, principal amount $250,000, to John
                    G. McMillian, incorporated by reference to Exhibit 10.45 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.18 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 14, 2000, principal amount $250,000, to Capco Energy, Inc., incorporated by reference to Exhibit 10.44 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.19 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 7, 2000, principal amount $150,000, Rose Dosti IRA UTA Charles Schwab Inc. Contributory DTD, incorporated by reference to Exhibit 10.43 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.20 8% Non-Negotiable Convertible Subordinated Promissory Note, dated December 15, 1999, principal amount $500,000, to Capco Energy, Inc., incorporated by reference to Exhibit 10.42 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.21 8% Non-Negotiable Convertible Subordinated Promissory Note, dated December 10, 1999, principal amount $100,000, to Cord Capital, LLC, incorporated by reference to Exhibit 10.41 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      4.22 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 12, 1999, principal amount $1,000,000, to Whittier Ventures, LLC, incorporated by reference to Exhibit
                    4.9 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.23 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $100,000, to Marathon Special Opportunity Fund, LLC, incorporated by reference to Exhibit 4.8 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.24 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $100,000, to Patrick McGee, incorporated by reference to Exhibit 4.7 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------


      4.25 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $100,000, to Duncan
                    A. Lee, incorporated by reference to Exhibit 4.6 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.26 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $125,000, to William Keller, incorporated by reference to Exhibit 4.5 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.27 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $125,000, to Thomas
                    G. Murphy, incorporated by reference to Exhibit 4.4 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.28 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $200,000, to Pecos Joint Venture, incorporated by reference to Exhibit 4.3 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.29 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $250,000, to Global Undervalued Securities Fund, LP, incorporated by reference to Exhibit 4.2 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      4.30 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $2,000,000, to Allen & Company Incorporated, incorporated by reference to
                    Exhibit 4.1 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      10.1 Agreement dated August 30, 1995 for Exploration Development and Production of Oil in Karakuduk Oil Field in Mangistan Oblast of the Republic of Kazakhstan between Ministry of Oil and Gas Industries of the Republic of Kazakhstan for and on Behalf of the Government of the Republic of Kazakhstan and Joint Stock Company of Closed Type Karakuduk Munay Joint Venture, incorporated by reference to Exhibit 10.17 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

      10.2 License for the Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.18 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

      10.3 Amendment dated September 11, 1997, to License for Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      10.4 Amendment to License for the Right to Use the Subsurface in the Republic of Kazakhstan, dated December 31, 1998, incorporated by reference to Exhibit 10.25 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.5* Letter from the Agency of the Republic of Kazakhstan on Investments to Central Asian Petroleum (Guernsey) Limited dated July 28, 1999 regarding License for Right to Use the Subsurface in the Republic of Kazakhstan.

      10.6 Warrant Certificate entitling Allen & Company to purchase up to 1,022,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on Form 8-K dated April 1, 1996.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      10.7          Form of Warrant issued to Black Diamond Partners LP, Clint
                    D. Carlson, John A. Schneider, Victory Ventures LLC, Whittier Energy Company and Whittier Ventures LLC in connection with loans made by them to Chaparral Resources, Inc. in November and December 1996 and to Black Diamond Partners LP, Clint D. Carlson, Whittier Energy Company and Whittier Ventures LLC in July 1997 in connection with the same loans, incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

      10.8 Warrant Certificate entitling Allen & Company Incorporated to purchase up to 900,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to
                    Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on Form 8-K/A dated October 31, 1997.

      10.9 Agreement dated March 31, 1998, effective as of November 4, 1997, between Chaparral Resources, Inc. and Allen & Company Incorporated, incorporated by reference to Exhibit 10.33 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      10.10         Warrants issued to Allen & Company, Incorporated and John G.
                    McMillian, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      10.11 1998 Incentive and Nonstatutory Stock Option Plan, incorporated by reference to Exhibit 10.24 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.12 Credit Support and Pledge Agreement between Whittier Ventures, LLC and Chaparral Resources, Inc. dated July 2, 1998, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10.13 Warrants issued to Whittier Ventures, LLC, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10.14 Settlement Agreement and Release between Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. and Chaparral Resources, Inc., Howard Karren, Whittier Trust Company and James A. Jeffs dated October 30, 1998, incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10.15 Warrants issued to Heartland, Inc. of Wichita and Collins & McIlhenny, Inc., as joint tenants and to Don M. Kennedy, incorporated by reference to Exhibit 10.4 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10.16 Loan Agreement between Challenger Oil Services, PLC and Chaparral Resources, Inc. dated September 10, 1998, incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

      10.17 Promissory Note between Challenger Oil Services, PLC and Chaparral Resources, Inc. dated September 10, 1998, incorporated by reference to Exhibit 10.6 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      10.18 International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated April 7, 1998, incorporated by reference to Exhibit 10.32 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.19 Amendment No. 1 to the International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated April 7, 1998, incorporated by reference to Exhibit 10.33 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.20 Amendment No. 2 to the International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated March 17, 1999, incorporated by reference to Exhibit 10.34 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.21         Letter Agreement dated March 17, 1999 between
                    Karakuduk-Munay, JSC and Challenger Oil Services, PLC, incorporated by reference to Exhibit 10.35 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.22 Letter Agreement and Restated Amendment No. 1 to Loan Agreement and Promissory Note dated March 18, 1999 between Challenger Oil Services, PLC and Chaparral Resources, Inc., incorporated by reference to Exhibit 10.36 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      10.23 $24,000,000 Loan Agreement dated as of November 1, 1999, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on 8-K dated November 17, 1999.

      10.24 Supplemental Agreement, dated February 10, 2000, among Shell Capital Limited, Shell Capital Services Limited, Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Closed Type JSC Karakudukmunay and Central Asian Petroleum, Inc., incorporated by reference to Exhibit 10.19 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.25 CRI-CAP(G) Loan Agreement, dated February 7, 2000, between Chaparral Resources, Inc. and Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit
                    10.13 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.26 CAP(G)-KKM Loan Agreement, dated February 7, 2000, between Closed Type JSC Karakudukmunay and Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit
                    10.16 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.27 Accounts Agreement, dated February 8, 2000, among Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Closed Type JSC Karakudukmunay, Shell Capital Services Limited, ABN Amro Bank N.V., London Branch and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.28 Security Trust Deed, dated February 7, 2000, among Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Central Asian Petroleum, Inc., Closed Type JSC Karakudukmunay, Shell Capital Services Limited and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.17 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      10.29 CRI Accounts Assignment, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit
                    10.2 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.30 CAP(G) Accounts Assignment, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation, p.l.c., incorporated by reference to Exhibit
                    10.3 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.31 KKM Accounts Assignment, dated February 7, 2000, between Closed Type JSC Karakudukmunay and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit
                    10.4 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.32 CRI-CAP(D) Pledge Agreement, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit
                    10.11 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.33 CRI-CAP(G) Charge Over Shares, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                    Exhibit 10.14 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.34 CAP(D)-CAP(G) Charge Over Shares, dated February 7, 2000, between Central Asian Petroleum, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                    Exhibit 10.15 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.35 KKM Pledge Agreement, dated February 7, 2000, between Central Asian Petroleum (Guernsey) Limited and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.12 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.36 CRI Assignment, dated February 8, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.37 CAP(G) Assignment, dated February 7, 2000, between Central Asian Petroleum (Guernsey) Limited and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                    Exhibit 10.6 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.38 KKM Assignment, dated February 7, 2000, between Closed Type JSC Karakudukmunay and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.7 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.39 Assignment of Insurance Proceeds, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                    Exhibit 10.8 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.40 KKM Assignment of Insurances, dated February 7, 2000, between Closed Type JSC Karakudukmunay and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                    Exhibit 10.9 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      10.41 Assignment of Reinsurance, dated February 8, 2000, among Closed Type JSC Karakudukmunay, Kazakinstrakh JSC, Schwarzmeer und Ostsee Insurance Co. Limited (Sovag) U.K. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.10 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.42 Warrant Agreement, dated February 8, 2000, between Chaparral Resources, Inc. and Shell Capital Limited, incorporated by reference to Exhibit 10.18 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.43 Technical Services Agreement, dated February 8, 2000, Shell Capital Services Limited and Closed Type JSC Karakudukmunay, incorporated by reference to Exhibit 10.20 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.44 Contract of Insurance No. 158, dated December 29, 1999, between the Overseas Private Investment Corporation and Chaparral Resources, Inc., incorporated by reference to
                    Exhibit 10.21 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.45 Amendment No. 1 to Contract of Insurance No. F158, dated as of February 4, 2000, between the Overseas Private Investment Corporation and Chaparral Resources, Inc., incorporated by reference to Exhibit 10.22 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.46 Trade Confirmation, dated February 11, 2000, between Deutsche Bank AG New York and Chaparral Resources, Inc., incorporated by reference to Exhibit 10.23 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.47 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Patrick McGee, incorporated by reference to Exhibit
                    10.24 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.48 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Whittier Ventures, LLC., incorporated by reference to
                    Exhibit 10.25 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.49 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Pecos Joint Venture, incorporated by reference to
                    Exhibit 10.26 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.50 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Thomas G. Murphy, incorporated by reference to Exhibit
                    10.27 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.51 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Duncan Lee, incorporated by reference to Exhibit 10.28 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.52 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Marathon Special Opportunity Fund, incorporated by reference to Exhibit 10.29 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      10.53 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and William Keller, incorporated by reference to Exhibit
                    10.30 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.54 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Global Undervalued Securities Fund, LP, incorporated by reference to Exhibit 10.31 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.55 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Cord Family Exempt Trust, incorporated by reference to
                    Exhibit 10.32 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.56 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Cord Capital, LLC, incorporated by reference to Exhibit
                    10.33 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.57 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Capco Energy, Inc, incorporated by reference to Exhibit
                    10.34 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.58 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Rose Dosti IRA UTA Charles Schwab Inc Contributory DTD, incorporated by reference to Exhibit 10.35 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.59 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and John G. McMillian, incorporated by reference to Exhibit
                    10.36 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.60 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Akin, Gump, Strauss, Hauer & Feld, L.L.P., incorporated by reference to Exhibit 10.37 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.61 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Helen Jacobs Strauss Trust, incorporated by reference to
                    Exhibit 10.38 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.62 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Allen & Company Incorporated, incorporated by reference to Exhibit 10.39 to Chaparral Resources, Inc.'s Current Report on 8-K dated March 22, 2000.

      10.63* Subordination Agreement, dated February 8, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and EcoTels International Limited.

      10.64 Crude Oil Sale and Purchase Agreement dated as of November 1, 1999, between Closed Type JSC Karakuduk Munay and Shell Trading International Limited, incorporated by reference to
                    Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      10.65* Daywork Drilling Contract Land between KazakhOil Drilling Service Company and Closed Type Karakudukmunay, JSC, dated October 10, 1999.

    Exhibit No.     Description and Method of Filing
    -----------     --------------------------------

      10.66* Transportation Contract between KazakhOil and Closed Type Karakudukmunay, JSC, dated January 31, 2000.

      10.67* Commercial Services Agreement between Shell Trading International Limited and Closed Type Karakudukmunay, JSC, dated November 1, 1999.

      10.68* Letter from Ryder Scott Company Petroleum Engineers to Chaparral Resources, Inc. regarding review of reserve estimates of the Karakuduk Field, dated January 13, 1995.

      10.69* Letter from Ryder Scott Company Petroleum Engineers to Chaparral Resources, Inc. regarding review of reserve estimates of the Karakuduk Field, dated October 8, 1999.

      21            Subsidiaries of the Registrant, incorporated by reference to
                    Exhibit 21 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      23.1*         Consent of Ryder Scott Company Petroleum Engineers.

      27*           Financial Data Schedule.


    *  Filed herewith.