Form 10-K/A
period 1999-12-31
CHAPARRAL RESOURCES INC
filed 2000-05-17
CIK 19252

FORM 10-K/A
                                Amendment No. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

     Net Quantities of Oil and Gas Produced.
     ---------------------------------------

Our net oil and gas production for each of the last three fiscal years was as follows:


                                   As of the Year Ended December 31,
                   -------------------------------------------------------------
                        1997*                   1998*                   1999
                        -----                   -----                   ----
Oil (Bbls)         Less than 1,000               --                    29,625
Gas (Mcf)                 --                     --                      --


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

     Drilling Activity.
     ------------------

     During the last three fiscal years ended December 31, 1999, our net interests in exploratory and development wells drilled were as follows:


    Year Ended        Exploratory Wells, Net          Development Wells, Net
   December 31,     --------------------------      --------------------------
                    Productive             Dry      Productive             Dry
                    ----------             ---      ----------             ---
       1997             --                  --          --                  --
       1998*           1.0                  --          --                  --
       1999             .5                  --          --                  --


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

                                         Price Range
                                         -----------
Fiscal Quarter Ended               High                Low
--------------------               ----                ---
March 31, 1998                  $167.530           $120.482
June 30, 1998                    150.602             90.361
September 30, 1998               150.602             45.181
December 31, 1998                 75.301             20.723
March 31, 1999                    58.373             22.590
June 30, 1999                     45.500             11.000
September 30, 1999                35.000              9.250
December 31, 1999                 35.000              4.000

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

          During the fourth quarter of 1999, we issued a total of $10,040,000 of our Notes to various related parties and other non-affiliated investors. Notes issued to related parties totaled $8,290,000, including $5,827,000 from Allen, & Company, Inc. ("Allen"), $2,051,000 from Whittier Ventures, LLC ("Whittier"), and $412,000 from John G. McMillian, our Co-Chairman and Chief Executive Officer. In exchange for the Notes, we received $4,750,000 in cash and canceled $5,290,000 in promissory notes issued by us previously in 1999, plus accrued interest thereon, to Allen ($3,827,000), Whittier ($1,051,000), and Mr. McMillian ($412,000). The Notes, plus accrued interest, are convertible into our common stock at a conversion price of $1.86 per share, subject to the approval of our stockholders. We issued the Notes in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The holders of the Notes had available all material information concerning Chaparral.


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

ITEM 6. SELECTED FINANCIAL DATA


                                       As of or for the Year     Month of           As of or for the Year Ended
                                      ---------------------      ---------          ---------------------------
                                         Ended November 30       December                   December 31
                                         -----------------       ---------                  -----------
                                        1995           1996        1996          1997           1998           1999
                                      --------------------------------------------------------------------------------


Oil and gas sales (1)...........      $ 255,000     $ 147,000           --             --             --            --
Total revenues..................        255,000       147,000           --             --             --            --
Noncash write-down of oil and
gas properties..................        619,000            --           --             --             --            --
Net loss........................      (704,000)   (2,416,000)  $ (130,000) $  (2,603,000) $  (4,266,000)$  (5,163,000)
Net loss per
  common share..................         (2.24)        (4.52)        (.21)         (3.76)         (5.14)        (5.63)
Working capital (deficit).......        366,000       259,000            *      3,356,000      (287,000)   (2,941,000)
Total assets....................      5,595,000    14,498,000            *     23,519,000     34,324,000    41,303,000
Long-term obligations and
   redeemable preferred stock...        461,000     1,491,000            *      4,710,000      5,060,000    14,776,000
Stockholders' equity............      4,920,000    12,114,000            *     18,578,000     27,579,000    22,851,000


           Other Data
           ----------

Present value of proved reserves        427,000            --           --             --             --   177,680,000
Proven oil reserves (bbls)......         66,185            --           --             --             --    33,788,822
Proven gas reserves (mcf).......      3,062,417            --           --             --             --            --


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

     Management has taken the following actions, to address the substantial doubt with respect to our ability to remain a going concern and enhance our short and long-term liquidity:

     o Shell Capital Loan. In November 1999, we entered into the Loan with Shell Capital, to provide up to $24,000,000 in financing for the development of the Karakuduk Field. The consummation of the Loan was subject to a number of significant conditions, which were subsequently fulfilled in February 2000. As of March 24, 2000, we have borrowed a total of $13,800,000 under the Loan.


     o Rights Offering. As a condition to the Loan, we must utilize our best efforts to complete a rights offering to our stockholders to acquire not less than $6,000,000 of Chaparral's common stock on or before June 30, 2000 (the "Rights Offering"). Two of Chaparral's related party stockholders, Allen and Whittier, have each undertaken to exercise their full pro-rata share of the Rights Offering and, if the Rights Offering is not concluded on or before June 30, 2000, to each contribute $2,000,000 to Chaparral for either our common stock or indebtedness (the "Equity Support Agreement").


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

     The conversion feature of the Notes represent a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Under EITF 98-5, a portion of the proceeds received from the Notes is allocable to the conversion feature contained therein. The value assigned to the conversion feature is determined as the difference between the market price of our common stock and the conversion price multiplied by the number of shares to be received upon conversion. As the conversion price contained in the Notes is substantially below the market price, the value under the above formula significantly exceeds the net proceeds from the Notes. Under EITF 98-5, the discount assigned to the conversion feature is limited to the total proceeds allocated to the convertible instrument. Accordingly, upon approval of the conversion by the stockholders, we will record total additional debt discount and additional paid in capital equal to $12,834,000, the face amount of the Notes net of original discount. This amount will be immediately charged to interest expense since the Notes are convertible upon stockholder approval. Therefore, the adjustment will have a negative impact on earnings, but no impact on total stockholders' equity.

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

     In 1999, we recorded a $1,060,000 loss from a settlement with Challenger. Chaparral, KKM, Challenger, and OGECC reached a full and final settlement in February of 2000, whereby we will not recover the note receivable from Challenger. We recorded the charge on the settlement of this dispute as of December 31, 1999.

     In 1998, we settled a lawsuit filed against Chaparral for a total of $200,000 and warrants to purchase 3,333 shares of the our common stock at an exercise price of $60 per share, exercisable through January 2, 1999. The warrants were recorded at the fair market value (approximately $34,000).

     In 1998, we also recognized a $236,000 extraordinary loss on the extinguishment of long-term debt.

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

     In 1998, we recognized a $236,000 extraordinary loss on the extinguishment of long-term debt. In 1997, we recognized a $214,000 extraordinary loss on the extingushment of short-term debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 31, 2000, the following table sets forth (i) the names and ages of the current directors, director nominees and executive officers of Chaparral,
(ii) the principal offices and positions with Chaparral held by each person and
(iii) the date such person became a director or executive officer. The executive officers are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of shareholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by our bylaws.


Name of Director or Officer and
       Position in Company            Since      Age           Principal Occupation During the Last 5 Years
       -------------------            -----      ---           --------------------------------------------
John G. McMillian                     1997       73    Mr. McMillian has served as the Chairman of the Board of
Co-Chairman and                                        Chaparral and Chief Executive Officer since January 1999
Chief Executive Officer                                and Co-Chairman of the Board since May 1999, From May
                                                       1997 to January 1999, Mr. McMillian served as a director
                                                       of Chaparral. Mr. McMillian served as the Chairman,
                                                       President, and Chief Executive Officer of Allegheny &
                                                       Western Energy Corporation, an oil and gas company, from
                                                       1987 to 1995. Mr. McMillian founded Northwest Energy
                                                       Company, a major supplier of natural gas, and served as
                                                       its Chairman and Chief Executive Officer from 1973 to 1983.
                                                       From 1986 to 1989, Mr. McMillian was the owner, Chairman and
                                                       Chief Executive Officer of Burger Boat Company, a boat
                                                       manufacturing company. Mr. McMillian has served as a director of Excalibur Technologies and as a member of its Audit
                                                       Committee since 1996.

James A. Jeffs                        1999       48    Mr. Jeffs has served as the Co-Chairman of the Board of
Co-Chairman                                            Chaparral since May 1999.  Since 1994,  Mr.Jeffs has served as Managing Director and the Chief Investment Officer for
                                                       The Whittier Trust  Company, a trust and investment
                                                       management company, with substantial oil and gas interests.
                                                       From 1993 to 1994, Mr. Jeffs was a Senior Vice President of
                                                       Union Bank of California.  Mr. Jeffs was the Chief
                                                       Investment Officer of Northern Trust of California, N.A., a
                                                       trust and investment management company, from 1992 to 1993.
                                                       Mr. Jeffs was Chief Investment Officer and Senior Vice
                                                       President of Trust Services of America, a trust and
                                                       investment management company, from 1988 to 1992 and served as President and Chief  Executive Officer of TSA Capital
                                                       Management, an institutional  investment management company, during that period.
                                       22



Name of Director or Officer and
       Position in Company            Since      Age           Principal Occupation During the Last 5 Years
       -------------------            -----      ---           --------------------------------------------

David A. Dahl                         1997       38    Mr. Dahl served as Secretary of Chaparral from August 1997
Director                                               until May 1998. Currently, Mr. Dahl is the President of
                                                       Whittier Energy Company, an oil and gas exploration and
                                                       production company, a position that he has held since 1997.
                                                       Since 1996, Mr. Dahl has also served as the President of
                                                       Whittier Ventures, LLC, a private investment entity. Since
                                                       1993, Mr. Dahl has been a Vice President of Whittier Trust
                                                       Company, an investment management trust company. From 1990 to 1993, Mr. Dahl was a Vice President of Merus Capital
                                                       Management, an investment firm.

Ted Collins, Jr.                      1997       61    Since 1988, Mr. Collins has been the President of Collins &
Director                                               Ware, Inc., an independent oil and gas company. From 1982
                                                       to 1988, Mr. Collins was the President of Enron Oil & Gas
                                                       Co., an oil and gas company.  Beginning in 1969 and until
                                                       1982, Mr. Collins was an Executive Vice President and
                                                       director of American Quasar Petroleum Co., an oil and gas
                                                       company. Mr.  Collins also serves on the Board of Directors of Hanover Compression Company, MidCoast Energy Resources,
                                                       Inc. and Queen Sand Resources, Inc.

Richard L. Grant                      1998       45    Mr. Grant is the President of Cabot LNG Corporation,  an
Director                                               importer of liquified natural gas, a position he has held
                                                       since September 1998. Mr. Grant served in varioius capacities at Mountaineer Gas Company, the largest natural gas distribution company in West Virginia, including President, from September
                                                       1988 to August 1998, and Executive Vice President and General
                                                       Counsel, from 1986 to 1988. Mr. Grant was an engineer and legal counsel for the Cincinnati Gas & Electric Company from 1980 to
                                                       1986.

Mark L.G. Turner                     Nominee     42    Mr. Turner is the Director of the International E&P Group of
                                                       Shell Capital Services Limited, a position he has held since
                                                       January 1998. Prior to joining Shell Capital Services Limited,
                                                       Mr. Turner served as a corporate tax advisor for Royal/Dutch
                                                       Shell Group from 1987 to December 1997. Prior to 1987,
                                                       Mr. Turner was employed as Inspector of Taxes for the United
                                                       Kingdom's Board of Inland Revenue.



Name of Director or Officer and
       Position in Company            Since      Age           Principal Occupation During the Last 5 Years
       -------------------            -----      ---           --------------------------------------------

Judge Burton B. Roberts              Nominee     77    Since  January  1999,  Judge Roberts has served as counsel to the law firm of  Fischbein  o  Badillo  o  Wagner o  Harding.
                                                       From 1973 to 1999,  Judge  Roberts  served as  Justice of the
                                                       New York State Supreme  Court,  as  Administrative  Judge for
                                                       the Criminal  Branch,  12th Judicial  District,  from January
                                                       1984  to  January  1999,  and  for  the  Civil  Branch,  12th
                                                       Judicial  District,  from 1988 to 1999.  Prior to his service on  the  bench,  Judge  Roberts  was  an  Assistant  District
                                                       Attorney in New York County,  then Chief  Assistant  District
                                                       Attorney and District  Attorney for Bronx  County,  New York.
                                                       Judge  Roberts  was  formerly   Chair  of  the  Bronx  County
                                                       Coordinating  Committee  for Criminal  Justice and of the New
                                                       York State Committee on Audio/Visual coverage.

Michael B. Young                      1998       31    Treasurer, Controller and Principal Accounting Officer of
Treasurer and Controller                               Chaparral since February  1998; Tax Manager in the oil and gas tax practice of Arthur Andersen LLP, an accounting firm, from June 1991 to February 1998.

Alan D. Berlin                        1997       59    A partner of Aitken Irvin Lewin Berlin Vrooman & Cohn, LLP
Secretary                                              since 1995. Engaged in the private practice of law for over five years prior to joining Aitken Irvin Lewin Berlin Vrooman &
                                                       Cohn LLP; Secretary of Chaparral from January 1996 to August 1997 and from June 1998 to the present; President of the International
                                                       Division of Belco Petroleum Corp. from 1985 to 1987 and held various other positions with Belco Petroleum Corp. from 1977 to 1985; Currently a director of Belco Oil & Gas Corp.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of the Forms 3 and 4 and any amendments furnished to Chaparral during our fiscal year ended December 31, 1999, and Form 5 and any amendments furnished to Chaparral with respect to the same fiscal year, during our fiscal year ended December 31, 1999, we believe that its directors, officers, and greater than 10% beneficial owners complied with all applicable filing requirements, except that Mr. Young failed to file, on a timely basis, a report representing one transaction for fiscal year ended December 31, 1999.


ITEM 11. EXECUTIVE COMPENSATION

     The following table shows the compensation paid by Chaparral for services rendered by Mr. Karren, who was the Chairman, President, and Chief Executive Officer of Chaparral until January 7, 1999, Dr. Krug who was the President and Chief Operating Officer until September 30, 1999, Mr. McMillian who is currently the Chief Executive Officer and Co-Chairman of the Board and Mr. Young, who is the Treasurer, Controller and Principal Accounting Officer of Chaparral. There were no other executive officers of Chaparral whose annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1999.


Summary Compensation Table.

                                       Annual Compensation                        Long-Term Compensation
                               -----------------------------------      ----------------------------------------------
                                                                                       Awards                Payouts
                                                                        ---------------------------------  -----------
                                                                                           Securities
       Name and                                       Other Annual       Restricted        Underlying        LTIP        All Other
  Principal Position    Year    Salary       Bonus    Compensation      Stock Awards ($)  Options/SARs (#)  Payouts ($) Compensation
  ------------------    ----    ------       -----    ------------      ---------------   ---------------   ----------  ------------

Howard Karren           1999      --          --           --              --                --               --           --
     Chief Executive    1998      --          --           --              --                --               --           --
     Officer            1997      --          --           --              --               17,084            --           --
     (1/97-1/99)
     and President
     (2/97-1/99)
Dr. Jack A. Krug        1999  $159,990(1)     --       $280,000(1)         --                --           $172,132(2)      --
    President and
    Chief Operating
    Officer (1/99-
    9/99)
John G. McMillian       1999      --          --           --              --                --               --           --
    Chief Executive
    Officer (1/99 to
    Present)
Michael B. Young        1999    $89,167    $42,500(3)      --              --                --               --           --
                        1998    $73,333       --           --          $90,000(4)            --               --           --
----------
1.   Pursuant to the terms of his employment agreement with Chaparral, Dr. Krug received $159,990 as compensation for his employment with Chaparral and
     $280,000 in connection with his resignation from Chaparral.
2.   Pursuant to the terms of his employment agreement with Chaparral, Dr. Krug received 3,333 shares on January 15, 1999. Effective as of September 30,
     1999, we issued Dr. Krug an additional 2,361 shares of Common Stock pursuant to a letter agreement in connection with his resignation from
     Chaparral. This agreement became effective February 18, 2000. The $172,132 represents the aggregate market value of 3,333 shares on January 15, 1999 and 2,361 shares on February 18, 2000.
3.   Mr. Young received $42,500 in cash bonuses during 1999.
4.   Under the terms of a letter agreement, Mr. Young is entitled to receive 167 shares on February 3, 1998, January 30, 1999, January 30, 2000, and January
     30, 2001. The $90,000 represents the market value of such shares at the closing price on the last trading day immediately preceding the date of grant. Dividends will be paid on shares of restricted stock held by Mr.
     Young if Chaparral pays any dividends on its Common Stock. At December 31,
     1999, the aggregate value of the restricted stock grants to Mr. Young was
     $5,500 based on the closing price of our Common Stock on the last trading day immediately preceding the end of its fiscal year.

Options/SAR Grants.

     For the fiscal year ended December 31, 1999, we did not grant any options.

Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table.


                      Number of Securities Underlying            Value of Unexercised In-the-Money
                        Unexercised Options/SARs at                       Options/SARs at
                             December 31, 1999                           December 31, 1999
                    -------------------------------------  ----------------------------------------

       Name           Exercisable      Unexercisable          Exercisable           Unexercisable
---------------------------------------------------------  ----------------------------------------
Howard Karren           17,084              --                    --                     --
Michael B. Young         1,167              --                    --                     --

     Additionally, no options were exercised in fiscal year 1999.

Director Interlocks.

     During our last fiscal year, Messrs. Jeffs, who is the Co-Chairman of the Board, and Dahl served on the Compensation Committee of the Board and acted as officers or directors to Whittier or one of its affiliates. Mr. Jeffs is a Vice President of Whittier and a Director of Whittier Energy Company. Mr. Dahl is President of both Whittier and Whittier Energy Company. Whittier currently owns approximately 6.72% of the outstanding Common Stock. Assuming conversion of the Notes, including all accrued interest as of March 31, 2000, Whittier will own approximately 14.39% of the outstanding Common Stock. See "Certain Relationships and Related Transactions" immediately below for a description of transaction between Whittier and Chaparral.

Compensation of Directors.

     During the fiscal year ended December 31, 1999, Chaparral did not compensate its directors for their service as directors. There were no standard or other arrangements for the compensation of directors in effect for the fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 15, 2000, with respect to directors, nominees, named executive officers of Chaparral and each person who is known by us to own beneficially more than 5% of Common Stock, and with respect to shares owned beneficially by all directors, nominees and executive officers of Chaparral as a group. The following table and supporting footnotes include the aggregate value of Notes held by each beneficial owner and the number of shares such Notes will convert into if Chaparral's stockholders approve the conversion provision of the Notes. The address for all directors and executive officers of Chaparral is 16945 Northchase Drive, Suite 1620, Houston, Texas 77060.

                                                                              Amount and Nature of      Percent of
                                                                              Beneficial Ownership        Common
       Name of Beneficial Owner                       Position                         (1)               Stock (1)
---------------------------------------  -----------------------------------  ----------------------    ------------

Allen & Company Incorporated                            --                            4,497,508(2)         53.54%
711 Fifth Avenue
New York, New York 10022

Whittier Ventures, LLC                                  --                            1,203,630(3)         14.39%
1600 Huntington Drive
South Pasadena, California 91030

John G. McMillian                        Co-Chairman of the Board and
                                         Chief Executive Officer                        372,773(4)          4.46%
James A. Jeffs                           Co-Chairman of the Board                     1,208,335(5)         14.45%
David A. Dahl                            Director                                     1,205,048(6)         14.41%
Ted Collins, Jr.                         Director                                         2,668              *
Richard L. Grant                         Director                                            --              *
Mark L.G. Turner                         Nominee                                             --(7)           *
Judge Burton B. Roberts                  Nominee                                             --              *
Michael B. Young                         Treasurer & Controller                           1,668(8)           *
Howard Karren                            Former Chairman, President and
                                         Chief Executive Officer                         19,917(9)           *
Dr. Jack A. Krug                         Former President and Chief
                                         Operating Officer                                4,868(10)          *
Arlo G. Sorensen                         Former Director                              1,205,048(11)        14.41%
Michael J. Muckleroy                     Former Director                                    167(12)          *
All current directors, nominees, and                    --                            1,587,446(13)        18.98%
executive officers as a group (nine
persons)
---------
* Represents less than 1% of the shares of Common Stock outstanding.

(1) Beneficial ownership of Common Stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of Chaparral.
(2) In accordance with Rule 13d-3(d)(1)(i)(D), includes 4,325,850 shares issuable upon conversion of Allen's $7,827,161 aggregate principal amount of Notes, together with $218,920 of accrued but unpaid interest thereon as of March 31, 2000, at the conversion price of $1.86 per share if the conversion provision is approved by the stockholders. Also includes 48,284 shares underlying warrants to purchase shares of Common Stock. Allen is a wholly owned subsidiary of Allen Holding Inc. ("AHI"), and, consequently, AHI may be deemed to beneficially own the shares beneficially owned by Allen. Does not include certain shares owned directly by certain officers and stockholders of AHI and Allen with respect to which AHI and Allen disclaim beneficial ownership. Certain officers and stockholders of AHI and Allen may be deemed to beneficially own certain shares of the Common Stock reported to be beneficially owned directly by AHI and Allen.

(3) In accordance with Rule 13d-3(d)(1)(i)(D), includes 1,137,797 shares issuable upon conversion of Whittier's $2,050,959 aggregate principal amount of Notes, together with $65,345 of accrued but unpaid interest thereon as of March 31, 2000, at the conversion price of $1.86 per share if the conversion provision is approved by the stockholders. Also includes 2,002 shares underlying currently exercisable warrants and 8,334 shares underlying a currently exercisable option.
(4) In accordance with Rule 13d-3(d)(1)(i)(D), includes 365,104 shares issuable upon conversion of Mr. McMillian's $661,649 aggregate principal amount of Notes, together with $17,445 of accrued but unpaid interest thereon as of March 31, 2000, at the conversion price of $1.86 per share if the conversion provision is approved by the stockholders. Also includes 417 shares underlying a currently exercisable option and 417 shares underlying a currently exercisable warrant.
(5) In accordance with Rule 13d-3(d)(1)(i)(D), includes 1,137,797 shares issuable upon conversion of Whittier's $2,050,959 aggregate principal amount of Notes, together with $65,345 of accrued but unpaid interest thereon as of March 31, 2000, at the conversion price of $1.86 per share if the conversion provision is approved by the stockholders. Also includes 49,519 shares beneficially owned by Whittier, 1,584 shares underlying currently exercisable warrants owned by Whittier, 5,820 shares owned by Whittier Energy Company, 418 shares underlying currently exercisable warrants owned by Whittier Energy Company, 158 shares owned by Whittier Opportunity Fund, and 8,334 shares underlying currently exercisable options owned by Whittier Opportunity Fund. Mr. Jeffs has no pecuniary interest in the shares beneficially owned by Whittier, Whittier Energy Company, and Whittier Opportunity Fund, however, as Vice President of Whittier, and Director of Whittier Energy Company, Mr. Jeffs has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares. Does not include 3,917 shares subject to an escrow agreement which provides that such shares will be released to Mr. Jeffs if Chaparral's oil and gas interests attain specified performance levels.
(6) In accordance with Rule 13d-3(d)(1)(i)(D), includes 1,137,797 shares issuable upon conversion of Whittier's $2,050,959 aggregate principal amount of Notes, together with $65,345 of accrued but unpaid interest thereon as of March 31, 2000, at the conversion price of $1.86 per share if the conversion provision is approved by the stockholders. Also includes 1,251 shares underlying currently exercisable options owned by Mr. Dahl, 49,519 includes shares beneficially owned by Whittier, 1,584 shares underlying currently exercisable warrants owned by Whittier, 5,820 shares owned by Whittier Energy Company, 418 shares underlying currently exercisable warrants owned by Whittier Energy Company, 158 shares owned by Whittier Opportunity Fund and 8,334 shares underlying currently exercisable options owned by Whittier Opportunity Fund. Mr. Dahl has no pecuniary interest in the shares beneficially owned by Whittier, Whittier Energy Company, or Whittier Opportunity Fund, however, as the President of Whittier and Whittier Energy Company, Mr. Dahl has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares.
(7) Does not include a warrant to Shell Capital to purchase up to 147,072 shares, with an exercise price of $15.45 per share.
(8) Includes 501 shares owned by Mr. Young and 1,167 shares underlying currently exercisable options.
(9) Includes 17,083 shares underlying currently exercisable options. Mr. Karren resigned as Chairman, President and Chief Executive Officer effective January 7, 1999.
(10) Includes 3,333 shares beneficially owned by Dr. Krug. Effective as of September 30, 1999, Chaparral issued to Dr. Krug an additional 2,361 shares of Common Stock pursuant to his employment agreement, of which 826 shares were subsequently assigned to a third party. Dr. Krug resigned as President and Chief Operating Officer effective September 30, 1999.
(11) In accordance with Rule 13d-3(d)(1)(i)(D), includes 1,137,797 shares issuable upon conversion of Whittier's $2,050,959 aggregate principal amount of Notes, together with $65,345 of accrued but unpaid interest thereon as of March 31, 2000, at the conversion price of $1.86 per share if the conversion provision is approved by the stockholders. Also includes 49,519 shares beneficially owned by Whittier, 1,584 shares underlying currently exercisable warrants owned by Whittier, 5,820 shares owned by Whittier Energy Company, 418 shares underlying currently exercisable warrants owned by Whittier Energy Company, 158 shares owned by Whittier Opportunity Fund and 8,334 shares underlying currently exercisable options owned by Whittier Opportunity Fund. Also includes 1,251 shares underlying currently exercisable options owned by Mr. Sorensen. Mr. Sorensen has no pecuniary interest in the shares beneficially owned by Whittier, Whittier Energy Company, or Whittier Opportunity Fund, however, as a Director of Whittier and Whittier Energy Company, Mr. Sorensen has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares. Mr. Sorensen resigned as a director effective August 31, 1999.
(12) Mr. Muckleroy resigned as a director effective January 8, 1999.
(13) Includes the shares as described in Notes (4) through (8) above. Also includes 167 shares owned by Alan D. Berlin, the Secretary of Chaparral and 417 shares underlying a presently exercisable option owned by Mr. Berlin.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Allen loaned to Chaparral, at an interest rate of 8% per annum, an aggregate of $700,000 in three transactions during January 1999, and an aggregate of $1,050,000 in three transactions during February of 1999.

     Whittier, for which the Co-Chairman, Mr. Jeffs, and a director, Mr. Dahl, act as officers, loaned Chaparral, at an interest rate of 8% per annum, an aggregate of $1,000,000 in two transactions in March 1999.

     In March 1999, Chaparral issued a promissory note to Allen in the principal amount of $2,769,978, representing an additional $1,000,000 loan to Chaparral and the retirement of the January and February 1999 notes, plus accrued interest. In June 1999, Chaparral borrowed an additional $1,000,000 from Allen. The promissory notes all bear interest at a rate of 8% per annum.

     In August 1999, Chaparral restructured its indebtedness with Allen to enable Mr. McMillian to acquire a portion of such indebtedness. In connection with the restructuring, Allen surrendered its promissory notes, and we replaced them with two new promissory notes, each bearing interest at a rate of 8% per annum, in principal amounts of $2,494,978 and $900,000, respectively. Also related to the restructuring, we issued to Mr. McMillian two promissory notes, which also bore interest at 8% per annum. The principal amounts on those notes were $275,000 and $100,000, respectively.

     In August 1999, Chaparral borrowed additional funds from Allen and Mr. McMillian by the issuance of three demand promissory notes. The principal amount of the two notes issued to Allen was $280,000, and the principal amount of the one note issued to Mr. McMillian was $20,000. Both notes have interest rates of 8% per annum.

     As collateral for the promissory notes issued by Chaparral, each of Allen, Whittier, and Mr. McMillian received a non-exclusive junior security interest in all of the capital stock of Central Asian Petroleum (Guernsey) Limited, a subsidiary of Chaparral. These junior security interests in the shares were to be subordinate to a senior security interest held by Whittier in the same stock.

     The promissory notes held by Whittier, Allen, and Mr. McMillian permitted the holders to elect to exchange the outstanding balance of the notes, together with accrued interest, for any convertible securities issued by Chaparral, including any debt or equity instrument convertible into Common Stock, on or before March 31, 2000.

     In October 1999, we borrowed $2,000,000 from Allen in exchange for a $2,000,000 principal amount Note.

     In November 1999, each of Allen, Whittier, and Mr. McMillian exercised their right to exchange their outstanding notes, together with accrued interest thereon, for Notes. In connection with such exchange, Chaparral issued $3,827,161 principal amount of Notes to Allen, $1,050,959 principal amount of Notes to Whittier and $411,649 principal amount of Notes to Mr. McMillian. Chaparral also borrowed an additional $1,000,000 from Whittier in November 1999 in exchange for a $1,000,000 principal amount Note.

     Subsequent to the fiscal year ended December 31, 1999, Chaparral borrowed an additional $1,250,000 from Allen in exchange for a $1,250,000 principal amount Note. In addition, as a condition of the Loan, Allen and Whittier have undertaken to purchase an aggregate of $4,000,000 of Common Stock at $1.86 per share or other Chaparral indebtedness if we do not complete a rights offering to our stockholders to acquire not less than $6,000,000 of Common Stock on or before June 30, 2000.

     In January 2000, a related party of Mr. Jeffs purchased $150,000 aggregate amount of the Notes.

     Additionally, Chaparral issued to Shell Capital, in connection with the Loan, warrants to purchase 147,072 shares of Common Stock, subject to certain anti-dilution provisions at $15.45 per share. Shell Capital was also entitled to nominate one director to the Board. The Nominating Committee of the Board nominated Mr. Turner, the Director of the International E&P Group of Shell Capital Services Limited.

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

      23.1*         Consent of Ryder Scott Company Petroleum Engineers.

      27*           Financial Data Schedule.


    * Filed on original Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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


Dated May 17, 2000

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
                                                                     =======================================

See accompanying notes.



                                           CHAPARRAL RESOURCES, INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year Ended December 31,
                                                      1999            1998               1997
                                                ---------------------------------------------------

Revenue                                         $          -      $           -      $           -

Costs and expenses:
   Depreciation and depletion                          31,000            14,000              7,000
   General and administrative                       2,392,000         3,017,000          1,654,000
                                               ----------------------------------------------------
                                                    2,423,000         3,031,000          1,661,000
                                               ----------------------------------------------------

Loss from operations                               (2,423,000)       (3,031,000)        (1,661,000)

Other income (expense):
   Interest income                                    924,000           662,000            226,000
   Interest expense                                  (523,000)         (205,000)          (298,000)
   Equity in loss from investment
       (Notes 5 and 17)                            (2,081,000)       (1,222,000)          (637,000)
   Legal settlement (Note 9)                                -          (234,000)                 -
   Write-off of note receivable (Note 4)           (1,060,000)                -                  -
   Other                                                    -                 -            (19,000)
                                               ----------------------------------------------------
                                                   (2,740,000)         (999,000)          (728,000)
                                               ----------------------------------------------------

Loss before extraordinary item                     (5,163,000)       (4,030,000)        (2,389,000)

Extraordinary loss on extinguishment of
     long-term debt (Note 16)                               -          (236,000)          (214,000)
                                               ----------------------------------------------------

Net loss                                        $  (5,163,000)    $  (4,266,000)     $  (2,603,000)
                                               ====================================================

Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock               (250,000)         (250,000)                 -
Discount accretion
   Series A Redeemable Preferred Stock               (100,000)         (100,000)                 -

                                               ====================================================
Net loss available to common stockholders       $  (5,513,000)    $  (4,616,000)     $  (2,603,000)
                                               ====================================================

Basic and diluted earnings per share:
Loss per share before extraordinary item        $       (5.63)    $       (4.88)     $       (3.45)
Extraordinary loss per share                    $           -     $        (.26)     $        (.31)
Net loss per share                              $       (5.63)    $       (5.14)     $       (3.76)
Weighted average number of shares
   outstanding (basic and diluted)                    978,391           898,477            692,691



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

The conversion feature of the Notes represent a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Under EITF 98-5, a portion of the proceeds received from the Notes is allocable to the conversion feature contained therein. The value assigned to the conversion feature is determined as the difference between the market price of the Company's common stock and the conversion price multiplied by the number of shares to be received upon conversion. As the conversion price contained in the Notes is substantially below the market price, the value under the above formula significantly exceeds the net proceeds from the Notes. Under EITF 98-5, the discount assigned to the conversion feature is limited to the total proceeds allocated to the convertible instrument. Accordingly, upon approval of the conversion by the stockholders, the Company will record total additional debt discount and additional paid in capital equal to $12,834,000, the face amount of the Notes net of original discount. This amount will be immediately charged to interest expense since the Notes are convertible upon stockholder approval. Therefore, the adjustment will have a negative impact on earnings, but no impact on total stockholders' equity.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                Year Ended December 31,
                                          1999          1998            1997
                                      -----------------------------------------

Net Loss under APB 25                 $(5,163,000)  $(4,266,000)    $(2,603,000)

Effect of SFAS 123                       (108,000)     (190,000)       (525,000)
                                      -----------------------------------------

Pro forma Net Loss                    $(5,271,000)  $(4,456,000)    $(3,128,000)
                                      =========================================


Pro forma Basic and Diluted
Earnings per Share                    $     (5.75)  $     (5.35)    $     (4.52)

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
                                                        ========================


Capitalized Costs Relating to Oil and Gas Producing Activities
(All within the Republic of Kazakhstan)


                                                                  Year Ended December 31,
                                                        1999                1998                 1997
                                                   --------------------------------------------------------

Unproven oil and gas properties                   $               -        $ 35,023,000         $21,725,000
Proven oil and gas properties                            43,002,000                   -                   -
                                                  ---------------------------------------------------------
                                                         43,002,000          35,023,000          21,725,000

Accumulated depletion                                       (9,000)                  -                   -
Equity Losses                                           (4,842,000)         (2,762,000)         (1,803,000)
                                                   -------------------------------------------------------
                                                        (4,851,000)         (2,762,000)         (1,803,000)

Net capitalized cost                               $     38,151,000        $ 32,261,000        $ 19,922,000
                                                   ========================================================

Company's share of equity method
        Investees' net capitalized cost            $     12,165,000         $ 9,134,000         $ 3,988,000
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