Form 10-Q
period 2000-03-31
CHAPARRAL RESOURCES INC
filed 2000-05-18
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                            YES [ x ]        NO  [   ]

     As of May 15, 2000, the Registrant had 980,481 shares of its common stock, par value $0.0001 per share, issued and outstanding.

                   Part I - Summarized Financial Information

Item 1 - Financial Statements

                           Chaparral Resources, Inc.
                          Consolidated Balance Sheets


                                                    March 31,      December 31,
                                                      2000            1999
                                                  -----------      ------------
                                                   (Unaudited)       (Audited)

Assets
Current assets:
  Cash and cash equivalents                       $    238,000     $     23,000
  Restricted cash                                         --            578,000
  Accounts receivable                                   15,000           23,000
  Receivable from affiliate                            799,000             --
  Prepaid expenses                                     121,000          111,000
                                                  ------------     ------------
Total current assets                                 1,173,000          735,000


Oil and gas properties and investments
  - full cost method
  Republic of Kazakhstan (Karakuduk Field)          45,397,000       38,151,000

Furniture, fixtures and equipment                      100,000          100,000
Less accumulated depreciation                          (44,000)         (39,000)
                                                  ------------     ------------

                                                        56,000           61,000
                                                  ------------     ------------
Other Assets
   Deferred debt issuance cost                            --          2,356,000
   Hedge agreement                                   4,000,000             --
   Other                                               729,000             --
                                                  ------------     ------------
Total other assets                                   4,729,000        2,356,000
                                                  ------------     ------------

Total assets                                      $ 51,355,000     $ 41,303,000
                                                  ============     ============

See accompanying notes.

                           Chaparral Resources, Inc.
                    Consolidated Balance Sheets (continued)


                                                    March 31,      December 31,
                                                      2000             1999
                                                    ---------      ------------
                                                   (Unaudited)       (Audited)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                $    772,000    $  1,045,000
   Accrued liabilities:
        Accrued compensation                            247,000         458,000
        Accrued debt issuance cost                         --         1,934,000
        Accrued interest and other                      370,000         239,000
                                                   ------------    ------------
Total current liabilities                             1,389,000       3,676,000


Shell Capital loan, net of discount                  10,187,000            --
Notes payable, net of discount                       12,940,000       9,576,000
Redeemable preferred stock- cumulative,
   convertible,
   Series A 75,000 designated, 50,000
   issued and outstanding,
   at stated value, $5.00 cumulative annual
   dividend, $5,500,000 redemption value              5,288,000       5,200,000
Stockholders' equity:
  Common stock - authorized, 100,000,000
    shares of  $0.0001 par value; issued and
    outstanding, 980,481 and 980,314 shares,
    respectively                                           --              --
  Capital in excess of par value                     49,032,000      47,857,000
  Unearned portion of restricted stock awards           (17,000)        (23,000)
  Preferred stock - 1,000,000 shares authorized,
    925,000 shares undesignated. Issued and
    outstanding - none                                     --              --
  Accumulated deficit                               (27,464,000)    (24,983,000)
                                                   ------------    ------------
Total stockholders' equity                           21,551,000      22,851,000
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 51,355,000    $ 41,303,000
                                                   ============    ============

See accompanying notes.

Chaparral Resources, Inc.
Consolidated Statements of Operations
(Unaudited)


                                                    For the Three Months Ended
                                                    March 31,         March 31,
                                                      2000              1999
                                                   -----------      -----------

Revenue                                            $      --        $      --

Costs and expenses:
    Depreciation and depletion                          20,000            5,000
    General and administrative                         748,000          433,000
                                                   -----------      -----------
                                                       768,000          438,000
                                                   -----------      -----------

Loss from operations                                  (768,000)        (438,000)

Other income (expense):
    Interest income                                    320,000          216,000
    Interest expense                                  (889,000)         (54,000)
    Equity in loss from investment                  (1,131,000)        (347,000)
    Legal settlement                                      --             34,000
    Other                                               75,000             --
                                                   -----------      -----------

                                                    (1,625,000)        (151,000)
                                                   -----------      -----------

Net loss                                           $(2,393,000)     $  (589,000)
                                                   ===========      ===========

Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock                 (63,000)         (63,000)
Discount accretion
   Series A Redeemable Preferred Stock                 (25,000)         (25,000)
                                                   -----------      -----------

Net loss available to common stockholders          $(2,481,000)     $  (677,000)
                                                   ===========      ===========

Basic and diluted earnings per share:
Net loss per share                                 $     (2.53)     $      (.69)
Weighted average number of shares
   outstanding (basic and diluted)                     980,427          977,388

See accompanying notes.



                                       Chaparral Resources, Inc.
                                 Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                          For the Three Months Ended
                                                                      March 31,                March 31,
                                                                        2000                     1999
                                                                   ------------              ------------

Cash flows from operating activities
Net loss                                                           $ (2,393,000)             $   (589,000)
Adjustments to reconcile net loss to
  Net cash used in operating activities:
    Equity loss from investment                                       1,131,000                   347,000
    Depreciation and depletion                                           20,000                     5,000
    Gain on the sale of oil and gas properties                          (75,000)                     --
    Stock issued for services and bonuses                                 6,000                   194,000
    Expired warrants                                                       --                    (117,000)
    Amortization of note discount                                        63,000                    12,000
    Amortization of debt issuance cost                                  136,000                      --
  Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                             (791,000)                    2,000
       Prepaid expenses                                                 (10,000)                   (4,000)
       Accrued interest on advances to KKM                             (315,000)                 (190,000)
       Hedge agreement                                               (4,000,000)                     --
       Other assets                                                    (729,000)                     --
     Increase (decrease)  in:
       Accounts payable and accrued liabilities                      (2,287,000)                   53,000
       Accrued interest converted to debt on
         Shell Capital loan                                             264,000                      --
                                                                   ------------              ------------
Net cash used in operating activities                                (8,980,000)                 (287,000)

Cash flows from investing activities
Additions to furniture, fixtures and equipment                     $       --                $     (5,000)
Investment in and advances to oil and
  gas properties                                                     (8,077,000)               (2,511,000)
Proceeds from sale of interest in oil and gas
  properties - domestic                                                  75,000                      --
                                                                   ------------              ------------
Net cash used in investing activities                                (8,002,000)               (2,516,000)


                                                       5

                           Chaparral Resources, Inc.
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                     For the Three Months Ended
                                                     March 31,        March 31,
                                                       2000             1999
                                                   ------------     ------------
Cash flows from financing activities

Net proceeds from Shell Capital loan and
    notes payable                                  $ 17,100,000     $  3,820,000
Debt issuance cost                                     (481,000)            --
Restricted cash                                         578,000           45,000
                                                   ------------     ------------
Net cash provided by financing activities            17,197,000        3,865,000
                                                   ------------     ------------

Net increase in cash and
   cash equivalents                                     215,000        1,062,000
Cash and cash equivalents at beginning
   of period                                             23,000          121,000
                                                   ------------     ------------
Cash and cash equivalents at end of period         $    238,000     $  1,183,000
                                                   ============     ============

Supplemental cash flow disclosure
   Interest paid                                   $     79,000     $     13,000

Supplemental schedule of non-cash investing
  and financing activities
   Stock warrant issued to Shell Capital              1,175,000            --


See accompanying notes.

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


1. General

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

The consolidated financial statements include the accounts of Chaparral and its 100% owned subsidiaries, Central Asian Petroleum (Guernsey) Limited ("CAP-G"), Road Runner Services Company ("RRSC"), Chaparral Acquisition Corporation ("CAC"), and Central Asian Petroleum, Inc. ("CAP-D"). Chaparral owns 80% of the common stock of CAP-G directly and indirectly through CAP-D, which owns the remaining 20%. Hereinafter, Chaparral and its subsidiaries are collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

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

In April 1999, the Company's stockholders approved and effected a sixty for one reverse stock split. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Reference should be made to the notes to the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, normal recurring adjustments necessary to a fair statement of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future interim period or for the year.

2. New Accounting Standards

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

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

2. New Accounting Standards (continued)

In 1999, the FASB released EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, which requires investors to recognize equity method losses beyond their percentage of investee common stock to the extent of their adjusted basis in the investee's common stock and other loans/advances made to the investee. Future equity method gains, if any, would be recaptured by the investor to the extent disproportionate equity method losses were recognized in prior periods. EITF 99-10 is effective for interim and annual periods beginning after September 23, 1999. The Company has elected to apply EITF 99-10 prospectively beginning in the quarter ended December 31, 1999. The Company recognized an additional equity loss of $723,000 in 2000 due to the application of EITF 99-10.

3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. The Karakuduk Field will require significant additional funding in order to obtain levels of production that would generate sufficient cash flows to meet future capital and operating spending requirements. The Company has recognized recurring operating losses and has a working capital deficiency as of December 31, 1999. In addition, there are uncertainties relating to the Company and KKM's ability to meet commitments under KKM's license agreement with the government (the "License") and all expenditure and cash flow requirements through fiscal year 2000. The License requires KKM to meet certain expenditure and work commitments on or before June 30, 2000. KKM does not expect to satisfy the License commitments before June 30, 2000. The Company does not anticipate that the licensing authority will suspend or cancel the License, but no assurances can be given that the licensing authority will not do so if the commitments are not satisfied. If the License is revoked, KKM's right to develop the Karakuduk Field may be terminated and the Company's investment in the Karakuduk Field may be lost.

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

Management's plan to address these uncertainties include:

o Shell Capital Loan. In November 1999, the Company entered a loan agreement (the "Loan") with Shell Capital Limited ("Shell Capital"), to provide up to $24,000,000 in financing for the development of the Karakuduk Field. The consummation of the Loan was subject to a number of significant conditions, which were fulfilled in February 2000. As of May 15, 2000, the Company has borrowed a total of $20,500,000 under the Loan.

o Rights Offering. As a condition to the Loan, the Company is utilizing its best efforts to issue to its stockholders rights to acquire not less than $6,000,000 of the Company's common stock on or before June 30, 2000 (the "Rights Offering"). Two of the Company's related party stockholders, Allen & Company, Inc. ("Allen") and Whittier Ventures, LLC ("Whittier"), have each undertaken to exercise their full pro-rata share of the Rights Offering and, if the Rights Offering is not concluded on or before June 30, 2000, to each contribute $2,000,000 into the Company for the Company's common stock or other indebtedness (the "Equity Support Agreement"). If the Rights Offering is not completed, the Company will require additional sources of capital to supplement the Equity Support Agreement in the short-term.

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


3. Going Concern (continued)

o Development of KKM's Proven Reserves. KKM has approximately 67.58 million barrels of estimated proven oil reserves, net of government royalty. As of May 15, 2000, KKM has produced approximately 590,000 barrels of crude oil and was producing approximately 1,500 barrels of oil per day.

o Crude Oil Sales Agreement. In November 1999, KKM entered into a Crude Oil Sale and Purchase Agreement (the "Crude Oil Sales Agreement") with Shell Trading International Limited ("STASCO"), an affiliate of Shell Capital, for the purchase of 100% of the oil production from the Karakuduk Field on the export market for world market oil prices. The Company expects KKM to obtain a substantially higher return from oil sales under the Crude Oil Sales Agreement than would otherwise be obtainable from oil sales in Kazakhstan's local market. KKM sold approximately 219,000 barrels of crude oil to STASCO in early May 2000 under the terms of the Crude Oil Sales Agreement. Pending final settlement, the oil sale is expected to generate cash proceeds of approximately $4,500,000, net of royalty. Related transportation costs of approximately $1,000,000 were paid by KKM prior to the sale.

Management's plans for addressing the above uncertainties are partially based upon forward looking events, which have yet to occur, including the successful consummation of the Rights Offering and/or the Equity Support Agreement and the successful development, production, and sales of crude oil from the Karakuduk Field, as to which there is no assurance. Expected funding requirements necessary for development of the Karakuduk Field through December 31, 2000 are partially based upon future cash flows from the sale of KKM's crude oil production. While the Company expects to realize material cash benefits from some, or all, of the above transactions, no assurances that the Rights Offering, Equity Support Agreement, or sales under the Crude Oil Sales Agreement will be consummated. If additional financial resources are not raised in the short term, through internal or external means, the Company may be unable to meet operational cash flow requirements through the year 2000 or meet the terms of the Loan. If so, the Company may lose its investment in KKM and the Karakuduk Field.

4. Restricted Cash

As of December 31, 1999, the Company held restricted cash of $578,000 as collateral for loans made by the Chase Bank of Texas, N.A. ("Chase") to KKM. KKM fully repaid the loans in January 2000, and the collateral was released.

5. Hedge Agreement

On February 11, 2000, the Company paid $4,000,000 for put contracts to sell 1,562,250 barrels of North Sea Brent crude (the "Hedge Agreement") to hedge price risk of future sales of oil production from the Karakuduk Field. The exercise prices of the various put contracts in the Hedge Agreement range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). The Company accounts for the Hedge Agreement as a hedge of an anticipated transaction. Changes in market value of the underlying put contracts will be recognized as other income or loss in the period KKM's corresponding crude oil production is recorded as oil revenue. As of March 31, 2000, the market value of the Hedge Agreement was $1,755,000 and the Company's unrealized hedging loss was $2,245,000.

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

6. Other Assets

In March 2000, the Company paid Shell Capital $750,000 for a beneficial interest in Shell Capital's policy for transportation risk insurance ( "Transportation Risk Insurance"), covering certain circumstances whereby KKM would be unable to export crude oil production outside of the Republic of Kazakhstan through the existing pipeline routes currently available. In the event coverage under Shell Capital's policy is triggered, proceeds from the policy would go to the benefit of the Company for use in making principal and interest payments required under the Loan.

7. Shell Capital Loan

In November 1999, the Company entered into the Loan with Shell Capital, to provide up to $24,000,000 of financing for the development of the Karakuduk Field. CAP-D, CAP-G, and KKM also signed the Loan as co-obligors. The Company and KKM are hereafter referred to as the "Borrowers".

As of March 31, 2000, the Company has borrowed $13,800,000 under the Loan and capitalized $264,000 of subordinated interest expense as additional principal. The Loan is recorded net of $3,877,000 in unamortized discount, further described below.

The consummation of the Loan was subject to a number of significant conditions, including, without limitation: (i) an equity infusion of at least $9,000,000,
(ii) obtaining political risk insurance, (iii) Shell or the Company obtaining transportation risk insurance, (iv) the hedging of a significant portion of the Company's future oil production, and (v) the retirement, conversion, or full subordination of all of the outstanding indebtedness of the Company and KKM, excluding current trade payables. In February 2000, the Company fully satisfied all of the outstanding conditions, drawing down initial funds from the Loan.

The $9,000,000 equity infusion was partially satisfied by the Company's issuance of 8% Non-negotiable Convertible Promissory Notes (the "Notes"). See Note 8. The Notes are convertible upon stockholder approval. The remaining infusion should be met through the Rights Offering and/or proceeds from the Equity Support Agreement.

In January 2000, the Company obtained binding political risk insurance coverage from the Overseas Private Investment Corporation ("OPIC"). The OPIC policy's maximum coverage amount electable by the Company is $50,000,000, which would require a quarterly premium of $262,500. The Company is required to maintain political risk insurance until the Loan is fully repaid. As of May 15, 2000, the Company has paid $368,000 in premiums and has bound OPIC coverage of $40,000,000 through July 31, 2000.

As discussed in Note 5, the Company entered into the Hedge Agreement in February 2000, purchasing put contracts to sell 1,562,250 barrels of North Sea Brent crude.

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


7.  Shell Capital Loan (continued)

As discussed in Note 6, the Company paid Shell Capital a total of $750,000 for Transportation Risk Insurance in March 2000.

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

In connection with finalizing the Loan, the Company issued to Shell Capital a warrant to purchase up to 15% of the Company's outstanding common stock (the "Shell Warrant") equal to 147,072 shares of the Company's common stock on the date of grant. The Shell Warrant is exercisable for a period of 5 years beginning on the earlier of Project Completion or September 30, 2001, at an exercise price of $15.45 per share. The Shell Warrant is non-transferable, contains certain registration rights, and is subject to certain anti-dilution provisions. The fair market value of the Shell Warrant, $1,175,000, was recorded as a discount of the Loan, amortizable as interest expense over the life of the Loan. The fair market value of the Shell Warrant was estimated as of February 14, 2000, the date of initial drawdown under the Loan, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.61%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 1.27, and a weighted average life expectancy of the warrants of 3.5 years.

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


7. Shell Capital Loan (continued)

The Loan subjects the Company to a significant number of restrictions, including various representations and warranties, positive and negative covenants, and events of default. See the notes to the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for additional information regarding such restrictions.

The Company incurred $3,877,000 in deferred debt issuance costs as of March 31, 2000, comprised of up-front fees payable to Shell Capital, legal fees of Shell Capital and the Borrowers, the value of the Shell Warrant on the date of grant, and miscellaneous financing fees and set-up charges, net of amortization. The Company recorded the debt issuance costs as a discount to the Loan, amortizable over the life of the Loan.

As of March 31, 2000, the principal borrowings of $13,800,000 from the Loan were utilized to pay $2,225,000 in outstanding debt issuance costs, $4,000,000 for the Hedge Agreement, $750,000 for Transportation Risk Insurance, $157,000 for the initial OPIC insurance premium, $6,000,000 for KKM's operations, and $668,000 for the Company's corporate overhead. Interest expense for the period was $331,000, of which $264,000 of subordinated interest was capitalized as additional principal at the end of the quarter.

As of May 15, 2000, the Company borrowed an additional $6,700,000 under the Loan, bringing total principal borrowings to $20,500,000.

8. Notes Payable

The Company's Notes outstanding of $13,340,000 consist of $10,040,000 of the Company's Notes issued during the fourth quarter of 1999 and $3,300,000 of the Company's Notes issued during January and February 2000. The Notes were issued to various related parties and other non-affiliated investors. Notes issued to related parties totaled $10,690,000, including $7,827,000 to Allen, $2,051,000 to Whittier, $662,000 to Mr. McMillian, the Co-Chairman and Chief Executive Officer of the Company, and $150,000 to a relative of Jim Jeffs, the Co-Chairman of the Company. The Notes are recorded net of a $400,000 unamortized discount.

In exchange for the Notes, the Company received $8,050,000 in cash and canceled $5,290,000 in promissory notes issued previously in 1999, plus accrued interest thereon, issued by the Company to Allen ($3,827,000), Whittier ($1,051,000), and Mr. McMillian ($412,000). As of March 31, 2000, the Company had $370,000 in accrued interest on the Notes, of which $304,000 related to Notes issued to related parties.

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

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


8. Notes Payable (continued)

The conversion feature of the Notes represent a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Under EITF 98-5, a portion of the proceeds received from the Notes is allocable to the conversion feature contained therein. The value assigned to the conversion feature is determined as the difference between the market price of the Company's common stock and the conversion price multiplied by the number of shares to be received upon conversion. As the conversion price contained in the Notes is substantially below the market price, the value under the above formula significantly exceeds the net proceeds from the Notes. Under EITF 98-5, the discount assigned to the conversion feature is limited to the total proceeds allocated to the convertible instrument. Accordingly, upon approval of the conversion by the stockholders, the Company will record total additional debt discount and additional paid in capital equal to $12,834,000, the face amount of the Notes net of original discount. This amount will be immediately charged to interest expense since the Notes are convertible upon stockholder approval. Therefore, the adjustment will have a negative impact on earnings, but no impact on total stockholder's equity.

9. Other Related Party Transactions

Effective January 1, 2000, Chaparral entered into an agreement to provide management services to KKM for a fee of $170,000 per month, to be recovered from KKM on a current basis from proceeds from oil sales. The receivable from affiliate represents $510,000 of accrued management fees through March 31, 2000, as well as reimbursable costs and expenses paid by the Company on behalf of KKM during the same period.

Effective March 1, 2000, the Company sold overriding royalty interests in certain domestic oil and gas properties for $75,000 to a former Chairman and Chief Executive Officer of the Company, resulting in a $75,000 gain. In February 1997, the Company had assigned the overriding royalty interests to the same individual as part of a severance agreement. The Company holds no other interests in domestic oil and gas properties.

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

10. Investments

The results from operations of the Company's equity-based investment in KKM are summarized below:

                         Closed Type JSC Karakudukmunay
                 Statement of Expenses and Accumulated Deficit
            For the Three Month Period Ended March 31, 2000 and 1999
                            (Amounts in US Dollars)
                                  (Unaudited)


                                                     For The Three Months Ended
                                                       March 31,       March 31,
                                                        2000             1999
                                                     -----------     -----------

Management service fee                               $   132,000     $   193,000
 General and administrative expenses                     504,000         552,000
 Depreciation and depletion                              180,000         125,000
Interest expense                                         629,000         204,000
                                                     -----------     -----------

Net loss                                               1,445,000       1,074,000

Accumulated deficit, beginning of period              12,007,000       7,503,000
                                                     -----------     -----------

Accumulated deficit, end of period                   $13,452,000     $ 8,577,000
                                                     -----------     -----------


     In January 2000, KKM repaid two loans from Chase totaling $578,000. In April 2000, KKM sold its first commercial production to STASCO under the terms of the Crude Oil Sales Agreement. KKM sold approximately 219,000 barrels of crude oil to STASCO in early May 2000 under the terms of the Crude Oil Sales Agreement. Pending final settlement, the oil sale is expected to generate cash proceeds of approximately $4,500,000, net of royalty. Related transportation costs of approximately $1,000,000 were paid by KKM prior to the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


1. Liquidity and Capital Resources

General Liquidity Considerations.

Our financial statements have been presented on the basis we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. The Karakuduk Field will require significant additional funding in order to obtain levels of production that would generate sufficient cash flows to meet future capital and operating spending requirements. We have recognized recurring operating losses and have a working capital deficiency as of December 31, 1999. In addition, there are uncertainties relating to Chaparral's and KKM's ability to meet commitments under KKM's License, and all expenditure and cash flow requirements through fiscal year 2000. The License requires KKM to meet certain expenditure and work commitments on or before June 30, 2000. KKM does not expect to satisfy the License commitments before June 30, 2000. We do not anticipate that the licensing authority will suspend or cancel the License, but no assurances can be given that the licensing authority will not do so if the commitments are not satisfied. If the License is revoked, KKM's right to develop the Karakuduk Field may be terminated and our investment in the Karakuduk Field may be lost.

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

Management has taken the following actions, to address the substantial doubt with respect to our ability to remain a going concern and enhance our short and long-term liquidity:

     o Shell Capital Loan. In November 1999, we entered into the Loan with Shell Capital, to provide up to $24,000,000 in financing for the development of the Karakuduk Field. The consummation of the Loan was subject to a number of significant conditions, which were subsequently fulfilled in February 2000. As of May 15, 2000, we have borrowed a total of $20,500,000 under the Loan.

     o Rights Offering. As a condition to the Loan, we are utilizing our best efforts to complete a Rights Offering to our stockholders to acquire not less than $6,000,000 of Chaparral's common stock on or before June 30, 2000. Two of Chaparral's related party stockholders, Allen and Whittier, have each undertaken in the Equity Support Agreement to exercise their full pro-rata share of the Rights Offering and, if the Rights Offering is not concluded on or before June 30, 2000, to each contribute $2,000,000 to Chaparral for either our common stock or indebtedness. If the Rights Offering is not completed, we will require additional sources of capital to supplement the Equity Support Agreement in the short-term.

     o Development of KKM's Proven Reserves. KKM has approximately 67.58 million barrels of estimated proven oil reserves, net of government royalty. As of May 15, 2000, KKM has produced approximately 590,000 barrels of crude oil and is producing approximately 1,500 barrels of oil per day. Capital spending for the development of the Karakuduk Field is expected to materially increase KKM's extraction of its proven reserves, generating significant cash flows from future oil sales to fund KKM's operations and repay our outstanding advances to KKM.

     o Crude Oil Sales Agreement. In November 1999, KKM entered into the Crude Oil Sales Agreement with STASCO, an affiliate of Shell Capital, for the purchase of 100% of the oil production from the Karakuduk Field on the export market for world market oil prices. We expect KKM to obtain a substantially higher return from oil sales under the Crude Oil Sales Agreement than would otherwise be received from oil sales in Kazakhstan's local market. KKM sold approximately 219,000 barrels of crude oil to STASCO in early May 2000 under the terms of the Crude Oil Sales Agreement. Pending final settlement, the oil sale is expected to generate cash proceeds of approximately $4,500,000, net of royalty. Related transportation costs of approximately $1,000,000 were paid by KKM prior to the sale.

Our considerations for addressing our going concern uncertainty are partially based upon forward-looking events, which have yet to occur, including the successful consummation of the Rights Offering and the successful development, production, and sales of crude oil from the Karakuduk Field. Expected funding requirements necessary for development of the Karakuduk Field through December 31, 2000 are partially based upon future cash flows from the sale of KKM's crude oil production. While we expect to realize material cash benefits from some, or all, of the above transactions, we can provide no assurances that the Rights Offering, Equity Support Agreement, or sales under the Crude Oil Sales Agreement will be consummated. If we fail to raise additional financial resources in the short term, through internal or external means, we may be unable to meet operational cash flow requirements or meet the terms of the Loan. If so, we may lose our investment in KKM and the Karakuduk Field.

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

The Company's Notes.
--------------------

We issued an additional $3,300,000 of our Notes during January and February 2000 to meet working capital needs for the development of the Karakuduk Field and to satisfy the capital requirements of the Loan. As of March 31, 2000, the Company had total Notes outstanding of $13,340,000, issued to various related parties and other non-affiliated investors. Notes issued to related parties totaled $10,690,000, including $7,827,000 to Allen, $2,051,000 to Whittier, $662,000 to
Mr. McMillian, the Co-Chairman and Chief Executive Officer of the Company, and $150,000 to a relative of Jim Jeffs, the Co-Chairman of the Company. As of March 31, 2000, the Company had $370,000 in accrued interest on the Notes, of which $304,000 related to Notes issued to related parties.

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

The $9,000,000 equity infusion was partially satisfied by our issuance of Notes totaling $5,050,000 for cash from November 11, 1999 through February 10, 2000. The remaining shortfall will be met through the proposed Rights Offering and/or the Equity Support Agreement.

On January 31, 2000, we obtained binding political risk insurance coverage from OPIC. The OPIC policy's maximum coverage amount available is $50,000,000, which would require a quarterly premium of $262,500. We are required to maintain political risk insurance until the Loan is fully repaid. We have elected coverage of $40,000,000 through July 31, 2000.

In February 2000, we entered into the Hedge Agreement, paying $4,000,000 for put contracts to sell a total of 1,562,250 barrels of North Sea Brent crude. The exercise prices of the various put contracts range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). As of March 31, 2000, the market value of the Hedge Agreement was $1,755,000 and our unrealized hedging loss was $2,245,000.

In March 2000, we paid Shell Capital a total of $750,000 for Transportation Risk Insurance, providng us with a beneficial interest in Shell Capital's policy for transportation risk insurance, covering certain circumstances whereby KKM would be unable to export crude oil production outside of the Republic of Kazakhstan through the existing pipeline routes currently available. In the event coverage under Shell Capital's policy is triggered, proceeds from the policy would go to the benefit of Chaparral for use in making principal and interest payments required under the Loan.

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

Project Completion occurs when various conditions are met by us and KKM, including, but not limited to: (i) receipt by Shell Capital of an independent engineer's reserve report evidencing proven developed reserves of at least 30 million barrels in the Karakuduk Field, (ii) sustaining average production of 13,000 barrels of oil per day from the Karakuduk Field for a period of 45 consecutive days, (iii) sustaining water injection at an average rate of 15,000 barrels per day over 45 consecutive days, (iv) injection of lift gas into one well over a 24 hour period, and (v) various other financial and technical milestones.

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

Principal payments, including any capitalized interest, are due on quarterly Reduction Dates, beginning with the first calendar quarter ending on the earlier of 60 days following Project Completion or December 31, 2001. Minimum principal payments, based upon percentages of the principal outstanding as of Project Completion, are set out in the Loan and ensure full settlement of the Loan by September 30, 2004, the final maturity date. Mandatory prepayments of principal outstanding are required on each Reduction Date out of any excess cash flow available after consideration of Chaparral's and KKM's permitted budgeted expenditures for the following 45 days and all fees, interest, and principal payments scheduled on such Reduction Date.

In connection with finalizing the Loan, we issued the Shell Warrant to Shell Capital to purchase up to 15% of our outstanding common stock. The Shell Warrant is non-transferable and will be exercisable on the earlier of Project Completion or September 30, 2001. The Shell Warrant contains certain registration rights and is subject to certain anti-dilution provisions. The Shell Warrant's exercise price is $15.45 per share.

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

As of May 15, 2000, we have borrowed $20,500,000 under the Loan. The Loan proceeds were utilized to pay $2,525,000 in outstanding debt issuance costs, $4,000,000 for the Hedge Agreement, $750,000 for Transportation Risk Insurance, $368,000 for OPIC insurance premiums, $11,550,000 for KKM's operations, and $1,307,000 for our corporate overhead.

Other Sources of Liquidity and Capital Resources.
-------------------------------------------------

The costs required to develop the Karakuduk Field are significant and will not be fully covered by the available financial resources under the Loan. We are currently pursuing other sources of liquidity, which we believe will satisfy both the short and long-term liquidity requirements of both Chaparral and KKM, through the conversion of the Notes into our common stock, the Rights Offering, and the sale of oil under the Crude Oil Sales Agreement.

We have filed a preliminary proxy statement to our stockholders with the SEC, which includes a proposal to approve the conversion of the Notes into shares of our common stock at $1.86 per share. The conversion of the Notes would decrease our indebtedness by $13,339,789, plus accrued interest. If the Notes are not converted, they will accrue interest at an annual rate equal to the lesser of 25% or the maximum rate allowed by law. The Notes are fully subordinated to the Loan, and cannot be repaid until we have fully repaid the Loan.

Our board of directors has approved a Rights Offering for 5,300,000 shares of our common stock convertible at $1.86 per share, or $9,858,000. The board of directors set the record date after the date of our annual meeting in order to permit the holders of the Notes to participate in the Rights Offering. Under the terms of the Equity Support Agreement, Allen and Whittier have undertaken to exercise their full pro-rata share of the Rights Offering, which will be approximately $6,660,000, assuming conversion of the Notes, plus accrued interest, into our common stock. If the Rights Offering is not completed prior to June 30, 2000, Allen and Whittier will contribute an aggregate of $4,000,000 in exchange for our equity securities or indebtedness. The Equity Support Agreement, however, will not provide enough additional capital to fund our corporate overhead requirements, as well as KKM's working capital needs prior to becoming self-sustaining from cash flow from oil sales.

If the Rights Offering is not completed by June 30, 2000, we will require additional sources of capital besides the Equity Support Agreement in the short term. In this event, we will request an extension of the deadline to complete the Rights Offering beyond June 30, 2000, and may seek additional forms of capital investment from the issuance of additional Notes and/or equity securities. We must obtain the approval of Shell Capital before we can issue any debt or equity securities apart from the conversion of the Notes, the Rights Offering, and the Equity Support Agreement.

Both short and long-term financial resources necessary to develop the Karakuduk Field are expected to result from crude oil sales under the Crude Oil Sales Agreement. Ryder Scott has estimated the proven reserves underlying the Karakuduk Field to be approximately 67.58 million barrels of oil. KKM is implementing a two-rig drilling program to accelerate recoverability of these proven reserves to generate cash flows capable of supporting KKM's operations and begin repayment of our investment in KKM as soon as possible. We will utilize the principal and interest repayments on our investment in KKM to fund repayment of our Loan with Shell Capital.

In early May 2000, KKM completed its first export oil sale to STASCO, delivering approximately 219,000 barrels of oil to the sea port of Odessa. Pending final settlement, the oil sale is expected to generate cash proceeds of approximately $4,500,000, net of royalty. Related transportation costs of approximately $1,000,000 were paid by KKM prior to the sale. Additional oil sales are expected on at least a quarterly basis, as KKM increases its production.

While we expect to realize material cash benefits from some, or all, of the above transactions, we can provide no assurances that the Rights Offering, Equity Support Agreement, conversion of the Notes, or sales under the Crude Oil Sales Agreement will be consummated. If we fail to raise additional financial resources in the short term, through internal or external means, we may be unable to meet operational cash flow requirements or meet the terms of the Loan. If so, we may lose our investment in KKM and the Karakuduk Field.

Capital Commitments.
--------------------

As of March 31, 2000, KKM has drilled and successfully completed two wells (Well #101 and Well #102), and continues to produce from two re-completions of previously existing wells worked over in 1998. Well #102 was successfully completed in March, and is undergoing post-completion production tests. Well #103 has reached its objective depth and should be completed shortly.

In 2000, we expect to drill up to 15 wells and re-complete at least 4 previously drilled wells using a workover rig. To complete the drilling program, an additional developmental drilling rig will be required. KKM has contracted for a second rig and it is currently being mobilized to the Karakuduk Field. Workover rigs are available within Kazakhstan, and we expect to lease or purchase a workover rig in the near future.

Over the next 5 years, KKM expects to spend an additional $130,000,000 to $150,000,000 on the development of the Karakuduk Field. As previously discussed, cash flow from oil sales is expected to be the primary source of capital necessary to meet KKM's cash requirements, as well as repay the Loan from CAP-G.

We estimate that drilling a maximum of 71 additional oil wells and 24 water injection wells may be required to fully develop the Karakuduk Field. Peak oil production from the field is expected to occur by the end of 2002, although the time or amount of development or production cannot presently be estimated. The planned development program for the Karakuduk Field will include a pressure maintenance operation that our management believes could result in additional recoverable reserves.

Field facilities are either in place or under construction to support the initial stages of the development program. Engineering plans are being prepared on additional facilities required for long-term development, including electrical systems and compression facilities required for gas lift recovery. KKM has previously constructed a base camp with living quarters for 150 people, a mini-camp for the drilling contractor and other service company personnel, storage facilities, processing facilities, warehouses, a repair shop, and other related support facilities. KKM has also completed a main road between the export pipeline and the field. KKM is also clearing access roads and performing other required site preparation activities for other planned drilling locations, which will continue throughout the drilling program.

Crude oil production is being processed at a pilot facility and has been trucked to the export pipeline terminal at Say-Utes, which is approximately 51 miles southeast of the Karakuduk Field. In April, KKM completed construction of an export pipeline terminal 18 miles from the Karakuduk Field, which has been subsequently placed in service. KKM also began construction of an 18-mile pipeline in 1998, capable of transporting up to 18,000 barrels of oil per day from the Karakuduk Field to the export pipeline terminal. The completion of the pipeline was delayed due to our lack of sufficient financial resources in 1999. We anticipate the pipeline will be operational in August 2000. Until the pipeline is operational, KKM will continue to truck oil production to the new export pipeline terminal.

In May 2000, KKM completed shooting a 3-D seismic study, which will be processed over the next several months. The seismic data will be utilized to better refine the drilling program to maximize recoverability of the underlying reserves.

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

As of May 15, 2000, KKM will need to drill an additional 5 new wells and invest an additional $7,500,000 prior to June 30, 2000 to satisfy the terms of the SIA Letter. KKM will not meet the work commitment to drill 5 additional wells before June 30, 2000. If KKM fails to satisfy the work or capital commitment under the License or SIA Letter, the licensing authority could cancel or suspend the License. If the License is cancelled, we will be unable to develop and sell oil produced from the Karakuduk Field, and we will have no other source of oil revenue. We believe the licensing authority will not suspend or cancel the License, but we can provide no assurances that the License would not be revoked or suspended if the License requirements are not satisfied. KKM is planning to seek a deferral or release from its outstanding License commitments, but there is no guarantee that the licensing authority will grant such a deferral or release.

2. Results of Operations

Results of Operations for Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999
--------------------------------------------------------------------------------

Our operations during the three months ended March 31, 2000, resulted in a net loss of $2,393,000, compared to a net loss of $589,000 for the three months ended March 31, 1999, primarily due to increased operational activity in the Karakuduk Field, increased financing costs related to the Loan and other Notes, and application of EITF 99-10, requiring the recognition of 100% of the equity losses from KKM.

Interest income increased by $104,000 from the three months ended March 31, 1999 due to increased financing of 100% of KKM's operations in Kazakhstan. Interest expense increased $835,000 from the three months ended March 31, 1999 due to significant additional borrowings outstanding during the quarter ended March 31, 2000 to support KKM's operations and our corporate overhead.

General and administrative costs increased by $315,000 from the three months ended March 31, 1999 due to increased professional fees related to various SEC filings and litigation matters settled during the quarter ended March 31, 2000. Also, we incurred significantly higher insurance costs during the quarter related to OPIC insurance premiums. Our equity loss in KKM increased by $784,000, primarily due to application of EITF 99-10, which requires the reporting of 100% of KKM's losses ($723,000) and additional interest expense incurred by KKM on its loan to CAP-G.

As discussed in Note 8 to the consolidated financial statements, due to the beneficial conversion feature of the Notes, we expect to record a significant charge to interest expense upon obtaining stockholder approval for the conversion of the Notes.

3. Commodity Prices for Oil and Gas

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

4. Inflation

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. On April 5, 1999, the government of the Republic of Kazakhstan discontinued its support of the tenge and allowed it to float freely against the US dollar. Immediately thereafter, the official exchange rate declined from 87.5 tenge to the US dollar to 142 tenge to the US dollar, but was relatively stable for the remainder of 1999 and 2000. The devaluation decreased the US dollar realizable value of any tenge denominated monetary assets held by KKM, and decreased the US dollar obligation of any tenge denominated monetary liabilities held by KKM. KKM maintains its financial statements in U.S. dollars and the impact of the devaluation is not considered to be material at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

On February 11, 2000, we entered the Hedge Agreement, paying $4.0 million for put contracts to sell a total of 1,562,250 barrels of North Sea Brent crude. The exercise prices of the various put contracts range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). As of March 31, 2000, the market value of the put contracts underlying the Hedge Agreement was $1,755,000.


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

In February 2000, Chaparral, KKM, Challenger, and OGECC reached a mutual settlement and release for all parties involved. The settlement required KKM to pay outstanding accrued liabilities to Challenger for prior work performed totaling $1,336,000. We also agreed to fully discharge a note receivable from Challenger in the amount of $1,009,000. The note receivable impairment was recorded as of December 31, 1999.


Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company's stockholders during the quarter ended March 31, 2000.


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Number
Exhibit
27
Financial Data Schedule

(b) Reports on Form 8-K

On March 22, 2000, the Company filed a current report on Form 8-K reporting the finalization and first drawdown of $8.3 million under the Loan on February 14, 2000.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2000



                                   Chaparral Resources, Inc.



                                   By:  /s/  Michael B. Young
                                        ----------------------------------------
                                        Michael B. Young, Treasurer, Controller
                                        and Principal Accounting Officer

                                 Exhibit Index

Number              Exhibit
------              -------

27          Financial Data Schedule