Form 10-Q
period 2000-06-30
CHAPARRAL RESOURCES INC
filed 2000-08-21
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.


                        Commission File Number: 0 - 7261


                            CHAPARRAL RESOURCES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                             84-0630863
-------------------------------                             ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


                       16945 Northchase Drive, Suite 1620
                              Houston, Texas 77060
                              --------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (281) 877-7100


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES  |X|          NO  |_|

     As of August 21, 2000, the Registrant had 980,481 shares of its common stock, par value $0.0001 per share, issued and outstanding.



                    Part I - Summarized Financial Information

Item 1 - Financial Statements

                                            Chaparral Resources, Inc.
                                           Consolidated Balance Sheets


                                                                               June 30,                  December 31,
                                                                                 2000                        1999
                                                                              (Unaudited)                  (Audited)
                                                                             ------------                ------------
Assets
Current assets:
   Cash and cash equivalents                                                 $     78,000                $     23,000
   Restricted cash                                                                   --                       578,000
   Accounts receivable                                                             50,000                      23,000
   Receivable from affiliate                                                      795,000                        --
   Prepaid expenses                                                               101,000                     111,000
                                                                             ------------                ------------
Total current assets                                                            1,024,000                     735,000

Investment in KKM and other oil and gas
     property costs - full cost method
     Republic of Kazakhstan (Karakuduk Field):                                 52,227,000                  38,151,000

Furniture, fixtures and equipment                                                  89,000                     100,000
Less accumulated depreciation                                                     (37,000)                    (39,000)
                                                                             ------------                ------------
                                                                                   52,000                      61,000
                                                                             ------------                ------------

Other Assets
   Deferred debt issuance cost                                                       --                     2,356,000
   Hedge agreement                                                              4,000,000                        --
   Other                                                                          678,000                        --
                                                                             ------------                ------------
Total other assets                                                              4,678,000                   2,356,000
                                                                             ------------                ------------

Total assets                                                                 $ 57,981,000                $ 41,303,000
                                                                             ============                ============







                                              Chaparral Resources, Inc.
                                        Consolidated Balance Sheets (continued)



                                                                                   June 30,               December 31,
                                                                                     2000                    1999
                                                                                 (Unaudited)              (Audited)
                                                                                 ------------            ------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                              $    317,000            $  1,045,000
   Accrued liabilities:
        Accrued compensation                                                          240,000                 458,000
        Accrued debt issuance cost                                                       --                 1,934,000
        Accrued interest and other                                                    636,000                 239,000
                                                                                 ------------            ------------
Total current liabilities                                                           1,193,000               3,676,000

Shell Capital loan, net of discount                                                18,100,000                    --
Notes payable, net of discount                                                     13,003,000               9,576,000
Redeemable preferred stock- cumulative, convertible,
     Series A 75,000 designated, 50,000 issued and outstanding, at stated value, $5.00 cumulative annual
     dividend, $5,625,000 redemption value                                          5,375,000               5,200,000
Stockholders' equity:
   Common stock - authorized, 100,000,000
       shares of  $0.0001 par value; issued and outstanding,
       980,481 and 980,314 shares, respectively                                          --                      --
   Capital in excess of par value                                                  49,032,000              47,857,000
   Unearned portion of restricted stock awards                                        (11,000)                (23,000)
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
     undesignated. Issued and outstanding - none                                         --                      --
   Accumulated deficit                                                            (28,711,000)            (24,983,000)
                                                                                 ------------            ------------
Total stockholders' equity                                                         20,310,000              22,851,000
                                                                                 ------------            ------------
Total liabilities and stockholders' equity                                       $ 57,981,000            $ 41,303,000
                                                                                 ============            ============




                                                  Chaparral Resources, Inc.
                                           Consolidated Statements of Operations
                                                         (Unaudited)


                                                      For the Three Months Ended            For the Six Months Ended
                                                      June 30,           June 30,           June 30,          June 30,
                                                        2000               1999               2000              1999
                                                    -----------        -----------        -----------        -----------

Revenue                                             $      --          $      --          $      --          $      --

Costs and expenses:
   Depreciation and depletion                            22,000              5,000             42,000             11,000
   General and administrative                           718,000            825,000          1,466,000          1,258,000
                                                    -----------        -----------        -----------        -----------
                                                        740,000            830,000          1,508,000          1,269,000
                                                    -----------        -----------        -----------        -----------

Loss from operations                                   (740,000)          (830,000)        (1,508,000)        (1,269,000)

Other income (expense):
   Interest income                                      413,000            238,000            733,000            455,000
   Interest expense                                  (1,807,000)          (113,000)        (2,696,000)          (167,000)
   Equity in income (loss) from investment              982,000           (345,000)          (148,000)          (692,000)
   Legal settlement                                        --                 --                 --               34,000
   Other                                                 (9,000)              --               66,000               --
                                                    -----------        -----------        -----------        -----------
                                                       (421,000)          (220,000)        (2,045,000)          (370,000)
                                                    -----------        -----------        -----------        -----------

Net loss                                            $(1,161,000)       $(1,050,000)       $(3,553,000)       $(1,639,000)
                                                    ===========        ===========        ===========        ===========

Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock                  (63,000)           (63,000)          (125,000)          (125,000)
Discount accretion
   Series A Redeemable Preferred Stock                  (25,000)           (25,000)           (50,000)           (50,000)

                                                    -----------        -----------        -----------        -----------
Net loss available to common stockholders           $(1,249,000)       $(1,138,000)       $(3,728,000)       $(1,814,000)
                                                    ===========        ===========        ===========        ===========

Basic and diluted earnings per share:
Net loss per share                                  $     (1.27)       $     (1.16)       $     (3.80)       $     (1.86)
Weighted average number of shares
   Outstanding (basic and diluted)                      980,481            977,954            980,454            977,649





                                                      Chaparral Resources, Inc.
                                               Consolidated Statements of Cash Flows
                                                            (Unaudited)

                                                                                      For the Six Months Ended
                                                                                 June 30,                   June 30,
                                                                                   2000                      1999
                                                                               ------------              ------------
Cash flows from operating activities
Net loss                                                                       $ (3,553,000)             $ (1,639,000)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
     Equity loss from investment                                                    148,000                   692,000
     Depreciation and depletion                                                      42,000                    11,000
     Gain on the sale of oil and gas properties                                     (75,000)                     --
     Loss on disposition of furniture and fixtures                                    9,000                      --
     Stock issued for services and bonuses                                           11,000                   235,000
     Expired warrants                                                                  --                    (117,000)
     Provision for doubtful accounts                                                   --                      14,000
     Amortization of note discount                                                  127,000                    23,000
     Amortization of debt issuance cost                                             412,000                      --
   Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                       (822,000)                   (2,000)
         Prepaid expenses                                                            10,000                    72,000
         Accrued interest on advances to KKM                                       (725,000)                 (402,000)
         Notes receivable                                                              --                     (51,000)
         Hedge agreement                                                         (4,000,000)                     --
         Other assets                                                              (678,000)                     --
       Increase (decrease)  in:
         Accounts payable and accrued liabilities                                (2,483,000)                  240,000
               Accrued interest converted to debt on
                   Shell Capital loan                                             1,201,000                      --
                                                                               ------------              ------------
Net cash used in operating activities                                           (10,376,000)                 (924,000)

Cash flows from investing activities
Additions to furniture, fixtures and equipment                                 $     (9,000)             $     (5,000)
Investment in and advances to oil and
   gas properties                                                               (13,532,000)               (3,545,000)
Proceeds from sale of interest in oil and gas
   properties - domestic                                                             75,000                      --
                                                                               ------------              ------------
Net cash used in investing activities                                           (13,466,000)               (3,550,000)






                                                  Chaparral Resources, Inc.
                                      Consolidated Statements of Cash Flows (Continued)
                                                        (Unaudited)

                                                                                      For the Six Months Ended
                                                                                 June 30,                    June 30,
                                                                                   2000                        1999
                                                                               ------------                ------------

Cash flows from financing activities
Net proceeds from Shell Capital loan and
    notes payable                                                              $ 23,800,000                $  4,820,000
Debt issuance cost                                                                 (481,000)                       --
Restricted cash                                                                     578,000                      89,000
                                                                               ------------                ------------
Net cash provided by financing activities                                        23,897,000                   4,909,000
                                                                               ------------                ------------

Net increase in cash and
   cash equivalents                                                                  55,000                     435,000
Cash and cash equivalents at beginning
   of period                                                                         23,000                     121,000
                                                                               ------------                ------------
Cash and cash equivalents at end of period                                     $     78,000                $    556,000
                                                                               ============                ============


Supplemental cash flow disclosure
       Interest paid                                                           $    326,000                $     45,000


Supplemental schedule of non-cash investing
   and financing activities
        Stock warrant issued to Shell Capital                                     1,175,000                        --


See accompanying notes.


                                                             6

1. General

Chaparral Resources, Inc. ("Chaparral") was incorporated in the state of Colorado in January 1972, principally to engage in the exploration, development and production of oil and gas properties. In April 1999, the Company's stockholders approved the reincorporation of Chaparral from Colorado to Delaware. Chaparral focuses substantially all of its efforts on the exploration and development of the Karakuduk Field, an oilfield located in the Central Asian Republic of Kazakhstan.

The consolidated financial statements include the accounts of Chaparral and its 100% owned subsidiaries, Central Asian Petroleum (Guernsey) Limited ("CAP-G"), Road Runner Services Company, Chaparral Acquisition Corporation, and Central Asian Petroleum, Inc. ("CAP-D"). Chaparral owns 80% of the common stock of CAP-G directly and the remaining 20% indirectly through CAP-D. Hereinafter, Chaparral and its subsidiaries are collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Reference should be made to the notes to the financial statements in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

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

2. New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. As of June 30, 2000, the Company has not adopted SFAS 133. The Company is evaluating this pronouncement and intends to adopt the statement no later than January 1, 2001. The impact of SFAS 133 on the Company's financial position and results of operations has not yet been determined.

In 1999, the FASB released EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, which requires investors to recognize equity method losses beyond their percentage of investee common stock to the extent of their adjusted basis in the investee's common stock and other loans/advances made to the investee. Future equity method gains, if any, would be recaptured by the investor to the extent disproportionate equity method losses were recognized in prior periods. The Company's policy is to recognize equity losses based upon its applicable ownership level in KKM's common stock, advances, interest receivable, and other investments to which the equity method losses are being applied. EITF 99-10 is effective for interim and annual periods beginning after September 23, 1999. The Company has elected to apply EITF 99-10 prospectively beginning in the quarter ended December 31, 1999. The Company recognized an additional equity loss of $74,000 for the six months ended June 30, 2000 due to the application of EITF 99-10.

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

The License required KKM to meet certain expenditure and work commitments on or before June 30, 2000. KKM did not satisfy the License's stated work commitments before June 30, 2000, but has received a letter dated July 4, 2000, from the State Investment Agency of the government of the Republic of Kazakhstan stating that due to KKM's activities and expenditures to date there are "no grounds for termination or suspension of the operation of the License." KKM does not expect the State Investment Agency to suspend or revoke the License, but the letter is not a formal amendment of the License and no assurances can be given that they will not do so. If the License is revoked, KKM's right to develop the Karakuduk Field may be terminated and the Company's investment in the Karakuduk Field may be lost.

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

Management's plan to address these uncertainties include:

o Shell Capital Loan. In November 1999, the Company entered a loan agreement (the "Loan") with Shell Capital Limited ("Shell Capital"), to provide up to $24,000,000 in financing for the development of the Karakuduk Field. The consummation of the Loan was subject to a number of significant conditions, which were fulfilled in February 2000. As of August 21, 2000, the Company has borrowed a total of $20,500,000 under the Loan.

o Equity Support. As an original condition to the Loan, the Company was required to complete a rights offering to its stockholders to acquire not less than $6,000,000 of the Company's common stock on or before June 30, 2000 (the "Rights Offering"). Two of the Company's related party stockholders, Allen & Company, Inc. ("Allen") and Whittier Ventures, LLC ("Whittier"), committed to Shell Capital to exercise their full pro-rata share of the Rights Offering and, if the Rights Offering was not concluded on or before June 30, 2000, to each contribute $2,000,000 into the Company for the Company's securities or indebtedness (the "Equity Support Agreements"). As of August 21, 2000, the Loan has been amended to extend the total amount of equity support to be raised by the Company to $10,000,000 on or before September 30, 2000. The Company has raised a total of $4,000,000 of the $10,000,000 equity support required, through the issuance of the Company's 8% Non-Negotiable Convertible Promissory Notes (the "Notes") and other subordinated indebtedness (See Notes 7 and 8). The existing Equity Support Agreements for a total of $4,000,000 have not been called by Shell Capital, but Allen and Whittier have confirmed in writing to Shell Capital that the Equity Support Agreements are in full force and effect until the Company fulfills its total $10,000,000 equity support requirement under the Loan.The Company is working to raise the additional $6,000,000 in equity support required through the issuance of the Company's securities or indebtedness. Any such issuance requires the approval of Shell Capital under the terms of the Loan.

o Development of KKM's Proven Reserves. KKM has approximately 67.58 million barrels of estimated proven oil reserves, net of government royalty, of which 33.79 million barrels are attributable to the Company's 50% interest. As of August 21, 2000, KKM has produced approximately 760,000 barrels of crude oil and was producing approximately 3,300 barrels of oil per day.

o Crude Oil Sales Agreement. In November 1999, KKM entered into a Crude Oil Sale and Purchase Agreement (the "Crude Oil Sales Agreement") with Shell Trading International Limited ("STASCO"), an affiliate of Shell Capital, for the purchase of KKM's oil production from the Karakuduk Field on the export market for world market oil prices. The Company expects KKM to obtain a substantially higher return from oil sales under the Crude Oil Sales Agreement than would otherwise be obtainable from oil sales in Kazakhstan's local market. KKM delivered approximately 219,000 barrels of crude oil to STASCO in early May 2000, and has approximately an additional 73,000 and 146,000 barrels nominated for export delivery in late August and September 2000, respectively. The initial oil sale generated cash proceeds of approximately $3,483,000, net of royalty and transportation costs. At current oil prices, KKM expects to generate approximately an additional $4,200,000, net of royalty and transportation costs, from the 219,000 barrels currently nominated for export sale. Additionally, the government recently required that KKM sell approximately 43,800 barrels of oil on the local market in early August 2000. KKM completed the local sale, with the approval of STASCO and Shell Capital, receiving approximate cash proceeds of $450,000, net of royalty and transportation costs.

Management's plans for addressing the above uncertainties are partially based upon forward looking events, which have yet to occur, including the satisfaction of the $10,000,000 equity support requirement stipulated under the Loan and the successful development, production, and sale of crude oil from the Karakuduk Field, as to which there is no assurance. Expected funding requirements necessary for development of the Karakuduk Field through December 31, 2000 are partially based upon future cash flows from the sale of KKM's crude oil production. While the Company expects to realize material cash benefits from some, or all, of the above transactions, no assurances can be given that the equity support requirements will be met, or additional sales under the Crude Oil Sales Agreement will be consummated. If additional financial resources are not raised in the short term, through internal or external means, the Company may be unable to meet operational cash flow requirements through the year 2000 or meet the terms of the Loan. If so, the Company may lose its investment in KKM and the Karakuduk Field.

4. Restricted Cash

As of December 31, 1999, the Company held restricted cash of $578,000 as collateral for loans made by the Chase Bank of Texas, N.A. ("Chase") to KKM. KKM fully repaid the loans in January 2000, and the collateral was released.

5. Hedge Agreement

On February 11, 2000, the Company paid $4,000,000 for put contracts to sell 1,562,250 barrels of North Sea Brent crude (the "Hedge Agreement") to hedge price risk of future sales of oil production from the Karakuduk Field. The exercise prices of the various put contracts in the Hedge Agreement range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). The Company accounts for the Hedge Agreement as a hedge of an anticipated transaction. Changes in market value of the underlying put contracts will be recognized as other income or loss in the period KKM's corresponding crude oil production is recorded as oil revenue. As of June 30, 2000, the market value of the Hedge Agreement was $896,000 and the Company's unrealized hedging loss was $3,104,000.

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

As of June 30, 2000, the Company has borrowed $20,500,000 under the Loan and capitalized $1,201,000 of subordinated interest expense as additional principal. The Loan is recorded net of $3,601,000 in unamortized discount, further described below.

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

The $9,000,000 equity infusion was partially satisfied by the Company's issuance of Notes. The Notes are convertible upon stockholder approval. As of August 21, 2000, the Loan has been amended to extend the Company's remaining equity support commitment to $10,000,000 on or before September 30, 2000. With the approval of Shell Capital, the Company has raised a total of $4,000,000 of the $10,000,000 requirement, through the Company's issuance of $3,000,000 aggregate principal amount of Notes on August 21, 2000 and the issuance of $1,000,000 aggregate principal amount of non-convertible subordinated notes on August 5, 2000. See
Note 8.

Equity Support Agreements between Allen and Whittier, the Company's two largest stockholders, and Shell Capital, are also in place, committing Allen and Whittier to each contribute $2,000,000 into the Company for the Company's equity securities or other subordinated indebtedness at Shell Capital's request. The Equity Support Agreements are in effect until such time the Company has fully satisfied the $10,000,000 equity infusion requirement of the Loan.

In January 2000, the Company obtained binding political risk insurance coverage from the Overseas Private Investment Corporation ("OPIC"). The OPIC policy's maximum coverage amount electable by the Company is $50,000,000, which would require a quarterly premium of $262,500. The Company is required to maintain political risk insurance until the Loan is fully repaid. As of August 21, 2000, the Company has paid $604,000 in premiums and has bound OPIC coverage of $45,000,000 through October 30, 2000.

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

The Loan subjects the Company to a significant number of restrictions, including various representations and warranties, positive and negative covenants, and events of default. See the notes to the financial statements in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 for additional information regarding such restrictions.

The Company incurred $4,013,000 in debt issuance costs related to the Loan, comprised of up-front fees payable to Shell Capital, legal fees of Shell Capital and the Borrowers, the value of the Shell Warrant on the date of grant, and miscellaneous financing fees and set-up charges. The Company recorded the debt issuance costs as a discount to the Loan, amortizable over the life of the Loan. Total amortization through June 30, 2000 equaled $412,000.

As of June 30, 2000, the principal borrowings of $20,500,000 from the Loan were utilized to pay $2,525,000 in outstanding debt issuance costs, $4,000,000 for the Hedge Agreement, $750,000 for Transportation Risk Insurance, $368,000 for the initial OPIC insurance premium, $11,550,000 for KKM's operations, and $1,307,000 for the Company's corporate overhead. Interest expense for the period was $1,516,000, of which $1,201,000 of subordinated interest was capitalized as additional principal at the end of the quarter.

8. Notes Payable

The Company's Notes outstanding of $13,340,000 consist of $10,040,000 of the Company's Notes issued during the fourth quarter of 1999 and $3,300,000 of the Company's Notes issued during January and February 2000. The Notes were issued to various related parties and other non-affiliated investors. Notes issued to related parties totaled $10,690,000, including $7,827,000 to Allen, $2,051,000 to Whittier, $662,000 to Mr. McMillian, the Co-Chairman and Chief Executive Officer of the Company, and $150,000 to a relative of Jim Jeffs, the Co-Chairman of the Company. The Notes are recorded net of a $337,000 unamortized discount.

In exchange for the Notes, the Company received $8,050,000 in cash and canceled $5,290,000 in promissory notes issued previously in 1999, plus accrued interest thereon, issued by the Company to Allen ($3,827,000), Whittier ($1,051,000), and Mr. McMillian ($412,000). As of June 30, 2000, the Company had $636,000 in accrued interest on the Notes, of which $516,000 related to Notes issued to related parties.

On August 21, 2000, the Company issued $3,000,000 in additional Notes to two unrelated parties as partial satisfaction of the Company's $10,000,000 equity support requirement under the Loan. The Notes are fully subordinated to the Loan.

The Notes, plus accrued interest, are convertible into the Company's common stock at a conversion price of $1.86 per share, subject to the approval of the Company's stockholders. The Notes bear interest at an annual rate of 8% until the Company's stockholders vote on the conversion of the Notes. If the conversion feature is approved, the Notes will convert into the equivalent shares of the Company's common stock within 10 business days following the stockholder vote. The failure of the stockholders to approve the conversion provision of the Notes will result in an immediate increase of the annual interest rate payable to the lesser of 25% or the maximum rate allowed by applicable law. Management intends to submit the vote on conversion of the Notes to the Company's stockholders as soon as practicable. The Notes have a stated maturity date of October 31, 2001, but are unsecured and fully subordinated to the Loan. The holders of the Notes have no rights to receive any principal or interest payments prior to full repayment of the Loan, under its terms, and have executed subordination agreements to that effect.

The conversion feature of the Notes represent a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Under EITF 98-5, a portion of the proceeds received from the Notes is allocable to the conversion feature contained therein. The value assigned to the conversion feature is determined as the difference between the market price of the Company's common stock on the date of issuance and the conversion price multiplied by the number of shares to be received upon conversion. As the conversion price contained in the Notes is substantially below the market price, the value under the above formula significantly exceeds the net proceeds from the Notes. Under EITF 98-5, the discount assigned to the conversion feature is limited to the total proceeds allocated to the convertible instrument. Accordingly, upon approval of the conversion by the stockholders, the Company will record total additional debt discount and additional paid in capital equal to $15,834,000, the face amount of the Notes net of original discount. This amount will be immediately charged to interest expense since the Notes are convertible upon stockholder approval. Therefore, the adjustment will have a negative impact on earnings, but no impact on total stockholder's equity.

On August 5, 2000, the Company issued a total of $1,000,000 in promissory notes to Whittier ($500,000), an affiliate of the Company, and EcoTels International, Ltd. ($500,000). Both creditors currently have subordination agreements in place with the Company and Shell Capital. The notes accrue interest at a 10% annual rate and mature on September 30, 2000. The Company may repay the notes upon raising a minimum of $9,000,000 of the $10,000,000 equity infusion required under the Loan, subject to Shell Capital's approval. The issuance of the notes has been approved by Shell Capital.

9. Common Stock

On May 31, 2000, 2,083 warrants to purchase the Company's common stock at an exercise price of $15 expired. The warrants were issued by the Company as part of 13,000 warrants issued in connection with $1,050,000 in notes issued during 1995 and 1996.

10. Other Related Party Transactions

Effective January 1, 2000, Chaparral entered into an agreement to provide management services to KKM for a fee of $170,000 per month, to be recovered from KKM on a current basis from proceeds from oil sales. The receivable from affiliate represents $430,000 of accrued management fees net of payments received through June 30, 2000, as well as reimbursable costs and expenses paid by the Company on behalf of KKM during the same period.

Effective March 1, 2000, the Company sold overriding royalty interests in certain domestic oil and gas properties for $75,000 to a former Chairman and Chief Executive Officer of the Company, resulting in a $75,000 gain. In February 1997, the Company had assigned the overriding royalty interests to the same individual as part of a severance agreement for a period of three years, after which they would revert to the Company. The Company holds no other interests in domestic oil and gas properties.

11.  Investments

The results from operations of the Company's equity-based investment in KKM are summarized below:

                                             Closed Type JSC Karakudukmunay
                                   Statement of Expenses and Accumulated Deficit
                               For the Six Month Period Ended June 30, 2000 and 1999
                                                 (Amounts in US Dollars)
                                                       (Unaudited)

                                                        For The Three Months Ended              For The Six Months Ended
                                                        June 30,           June 30,           June 30,            June 30,
                                                         2000               1999               2000                1999
                                                    ------------------------------------------------------------------------
Revenues:
    Oil Sales                                       $  4,705,000        $       --          $  4,705,000        $       --

Costs and expenses:
   Transportation and marketing costs                  1,069,000                --             1,069,000                --
   Operating expenses                                    794,000                --               794,000                --
   Government royalties                                  153,000                --               153,000                --
   Depreciation and depletion                            598,000             125,000             778,000             250,000
   Management service fee                                148,000              87,000             280,000             280,000
   General and administrative                            517,000             547,000           1,021,000           1,098,000
                                                    ------------------------------------------------------------------------
Total cost and expenses                                3,279,000             759,000           4,095,000           1,628,000
                                                    ------------------------------------------------------------------------

Income (Loss) from operations                          1,426,000            (759,000)            610,000          (1,628,000)

Other income (expense):
Interest Income                                     $     26,000        $       --          $     26,000        $       --
Interest expense                                        (822,000)           (355,000)         (1,451,000)           (560,000)
Other                                                    (58,000)               --               (58,000)               --
                                                    ------------------------------------------------------------------------

Net income (loss)                                        572,000          (1,114,000)           (873,000)         (2,188,000)

Accumulated deficit, beginning of period             (13,452,000)         (8,577,000)        (12,007,000)         (7,503,000)
                                                    ------------------------------------------------------------------------

                                                    ------------------------------------------------------------------------
Accumulated deficit, end of period                   (12,880,000)         (9,691,000)        (12,880,000)         (9,691,000)
                                                    ------------------------------------------------------------------------



KKM completed an export sale to the port of Odessa, Ukraine, for approximately 219,000 barrels of crude oil to STASCO in May 2000, receiving payment in early June 2000. KKM has made additional nominations for export sales to STASCO for approximately 73,000 and 146,000 barrels for delivery in late August and September 2000, respectively.

In August 2000, the government of the Republic of Kazakhstan required KKM, along with other oil and gas producers within Kazakhstan, to sell a certain portion of their crude oil production to the local market to supply local energy needs. With the approval of Shell Capital and STASCO, KKM sold approximately 43,800 barrels of crude oil on the local market for $450,000, net of royalty and transportation costs.

As of August 21, 2000, KKM has drilled and successfully completed four wells in the Karakuduk Field. A fifth well has been drilled and is undergoing production tests to determine if it commercially productive. An additional four existing delineation wells have been successfully recompleted, establishing production from each well.

The daily productive capacity of the eight producing wells is approximately 5,000 barrels of oil per day. Due to current facility constraints, however, KKM is only capable of processing and transporting approximately 3,300 barrels of oil per day into the export pipeline. KKM is working to alleviate the facility constraints, which involve the expansion of the Karakuduk Field's oil storage capacity, upgrading existing and installing additional gathering and processing facilities, and installing larger transfer pumps at the main export pipeline entry point. KKM expects its capacity to deliver oil production into the main export pipeline to be incrementally extended to approximately 7,000 barrels of oil per day prior to October 31, 2000.

KKM currently has one drilling rig and one workover rig operating in the Karakuduk Field. The drilling rig spudded a sixth well on August 18, 2000. A second drilling rig has been contracted for and has arrived on location. It is currently being rigged up to begin drilling operations and is expected to commence drilling activities before August 31, 2000.

KKM has completed a 3-D seismic shoot in the Karakuduk Field. The seismic data is being processed currently, with an estimated completion date in October 2000. The results from the seismic study are expected to help optimize the well drilling order for KKM's drilling program and further define the total productive capability of the Karakuduk Field.

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

The License required KKM to meet certain expenditure and work commitments on or before June 30, 2000. KKM did not satisfy the License's stated work commitments before June 30, 2000, but has received a letter dated July 4, 2000, from the State Investment Agency stating that due to KKM's activities and expenditures to date, there are "no grounds for termination or suspension of the operation of the License." KKM does not expect the State Investment Agency to suspend or revoke the License, but the letter is not a formal amendment of the License and no assurances can be given that they will not do so. If the License is revoked, KKM's right to develop the Karakuduk Field may be terminated and our investment in the Karakuduk Field may be lost.

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

Management has taken the following actions, to address the substantial doubt with respect to our ability to remain a going concern and enhance our short and long-term liquidity:

     o Shell Capital Loan. In November 1999, we entered into the Loan with Shell Capital, to provide up to $24,000,000 in financing for the development of the Karakuduk Field. The consummation of the Loan was subject to a number of significant conditions, which were subsequently fulfilled in February 2000. As of August 21, 2000, we have borrowed a total of $20,500,000 under the Loan.

     o Equity Support. As an original condition to the Loan, we were required to complete a Rights Offering to our stockholders to acquire not less than $6,000,000 of our common stock on or before June 30, 2000. Two of our related party stockholders, Allen and Whittier, committed in their Equity Support Agreements to exercise their full pro-rata share of the Rights Offering and, if the Rights Offering was not concluded on or before June 30, 2000, to each contribute $2,000,000 into Chaparral for our common stock or other indebtedness. The Loan was amended on August 21, 2000, to extend the total amount of equity support to be raised by Chaparral to $10,000,000 on or before September 30, 2000. We have raised a total of $4,000,000 out of the $10,000,000 in equity support required through the issuance of Notes and other non-convertible subordinated indebtedness. The existing Equity Support Agreements for a total of $4,000,000 have not been called by Shell Capital, but Allen and Whittier have confirmed in writing to Shell Capital that the Equity Support Agreements are in full force and effect until Chaparral fulfills its total $10,000,000 equity support requirement under the Loan. We are working to raise the additional $6,000,000 in equity support required through the issuance of the our securities or indebtedness. Any such issuance requires the approval of Shell Capital under the terms of the Loan.

     o Development of KKM's Proven Reserves. KKM has approximately 67.58 million barrels of estimated proven oil reserves, net of government royalty, of which 33.79 million barrels are attributable to our 50% interest. As of August 21, 2000, KKM has produced approximately 760,000 barrels of crude oil and was producing approximately 3,300 barrels of oil per day.

     o Crude Oil Sales Agreement. In November 1999, KKM entered into a Crude Oil Sale and Purchase Agreement with STASCO, an affiliate of Shell Capital, for the purchase of KKM's oil production from the Karakuduk Field on the export market for world market oil prices. We expect KKM to obtain a substantially higher return from oil sales under the Crude Oil Sales Agreement than would otherwise be obtainable from oil sales in Kazakhstan's local market. KKM has delivered approximately 219,000 barrels of crude oil to STASCO in early May 2000, and has approximately an additional 73,000 and 146,000 barrels nominated for export delivery in late August and September 2000, respectively. The initial oil sale generated cash proceeds of approximately $3,483,000, net of royalty and transportation costs. At current oil prices, KKM expects to generate approximately an additional $4,200,000, net of royalty and transportation costs, from the 219,000 barrels currently nominated for export sale. Additionally, the government recently required that KKM sell approximately 43,800 barrels of oil on the local market in early August 2000. KKM completed the local sale, with the approval of STASCO and Shell Capital, receiving approximate cash proceeds of $450,000, net of royalty and transportation costs.

Our considerations for addressing the above uncertainties are partially based upon forward looking events, which have yet to occur, including the satisfaction of the $10,000,000 in equity support requirements stipulated under the Loan and the successful development, production, and sales of crude oil from the Karakuduk Field, as to which there is no assurance. Expected funding requirements necessary for development of the Karakuduk Field through December 31, 2000 are partially based upon future cash flows from the sale of KKM's crude oil production. While we expect to realize material cash benefits from some, or all, of the above transactions, no assurances can be given that the equity support requirements will be met, or additional sales under the Crude Oil Sales Agreement will be consummated. If additional financial resources are not raised in the short term, through internal or external means, we will be unable to meet operational cash flow requirements through the year 2000 or meet the terms of the Loan. If so, we may lose our investment in KKM and the Karakuduk Field.

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

The Company's Notes and Other Subordinated Indebtedness.
--------------------------------------------------------

We issued an additional $3,300,000 of our Notes during January and February 2000 to meet working capital needs for the development of the Karakuduk Field and to satisfy the capital requirements of the Loan. As of June 30, 2000, we had total Notes outstanding of $13,340,000, issued to various related parties and other non-affiliated investors. Notes issued to related parties totaled $10,690,000, including $7,827,000 to Allen, $2,051,000 to Whittier, $662,000 to Mr.
McMillian, the Co-Chairman and Chief Executive Officer of Chaparral, and $150,000 to a relative of Jim Jeffs, the Co-Chairman of Chaparral. As of June 30, 2000, Chaparral had $636,000 in accrued interest on the Notes, of which $516,000 related to Notes issued to related parties.

On August 21, 2000, we issued $3,000,000 in additional Notes to two unrelated parties as partial satisfaction of our $10,000,000 equity support requirement under the Loan. The Notes are fully subordinated to the Loan.

The Notes, plus accrued interest, are convertible into our common stock at a conversion price of $1.86 per share, subject to the approval of our stockholders of Chaparral. The Notes bear interest at an annual rate of 8% until our stockholders vote on the conversion of the Notes. If the conversion feature is approved, the Notes will convert into the equivalent shares of our common stock within 10 business days following the stockholder vote. The failure of the stockholders to approve the conversion provision of the Notes will result in an immediate increase of the annual interest rate payable to the lesser of 25% or the maximum rate allowed by applicable law. We intend to submit the vote on conversion of the Notes to our stockholders as soon as practicable. The Notes have a stated maturity date of October 31, 2001, but are unsecured and fully subordinated to the Loan. The holders of the Notes have no rights to receive any principal or interest payments prior to full repayment of the Loan, under its terms, and have executed subordination agreements to that effect.

On August 5, 2000, we issued a total of $1,000,000 in promissory notes to Whittier ($500,000), an affiliate of Chaparral, and EcoTels International, Ltd. ($500,000). Both creditors currently have subordination agreements in place with Chaparral and Shell Capital. The notes accrue interest at a 10% annual rate and mature on September 30, 2000. We may repay the notes upon raising a minimum of $9,000,000 of the $10,000,000 equity infusion required under the Loan, subject to Shell Capital's approval. The issuance of the notes has been approved by Shell Capital.

Shell Capital Loan.
-------------------

We entered into the Loan with Shell Capital in November 1999, to provide up to $24,000,000 of financing for the development of the Karakuduk Field. The consummation of the Loan was subject to a number of significant conditions, including, without limitation: (i) an equity infusion of at least $9,000,000,
(ii) obtaining political risk insurance, (iii) Shell Capital or Chaparral obtaining transportation risk insurance, (iv) the hedging of a significant portion of our future oil production, and (v) the retirement, conversion, or full subordination of all of the outstanding indebtedness of Chaparral and KKM, excluding current payables. On February 14, 2000, we fully satisfied all of the outstanding conditions and drew down a total of $8,300,000 from the Loan.

As of August 21, 2000, the Loan has been amended to extend our remaining equity support commitment to $10,000,000 on or before September 30, 2000. With the approval of Shell Capital, we have raised a total of $4,000,000 of the $10,000,000 requirement, through the issuance of $3,000,000 aggregate principal amount of Notes on August 21, 2000 and the issuance of $1,000,000 aggregate principal amount of non-convertible subordinated promissory notes on August 5, 2000 (as described above).

Equity Support Agreements between Allen and Whittier, our two largest stockholders, and Shell Capital, are also in place, committing Allen and Whittier to each contribute $2,000,000 into Chaparral for our equity securities or other subordinated indebtedness at Shell Capital's request. The Equity Support Agreements are in effect until we have fully satisfied the $10,000,000 equity infusion requirement of the Loan.

On January 31, 2000, we obtained binding political risk insurance coverage from OPIC. The OPIC policy's maximum coverage amount available is $50,000,000, which would require a quarterly premium of $262,500. We are required to maintain political risk insurance until the Loan is fully repaid. We have elected coverage of $45,000,000 through October 30, 2000.

In February 2000, we entered into the Hedge Agreement, paying $4,000,000 for put contracts to sell a total of 1,562,250 barrels of North Sea Brent crude. The exercise prices of the various put contracts range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). As of June 30, 2000, the market value of the Hedge Agreement was $896,000 and our unrealized hedging loss was $3,104,000.

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

     o Equity Support. We must raise an additional $10,000,000 of equity support through the issuance of our securities or indebtedness on or before September 30, 2000. As described above, we have raised a total of $4,000,000 of the $10,000,000 requirement through the issuance of Notes and non-convertible subordinated promissory notes. Allen and Whittier have also entered into Equity Support Agreements with Shell Capital to each contribute $2,000,000 into Chaparral in exchange for our securities or indebtedness at Shell Capital's request, until such time as we have fully satisfied the $10,000,000 equity infusion requirement of the Loan.

     o Change in Control. We cannot enter into any transaction whereby a "group" as defined in the Securities Act of 1934 acquires or otherwise gains control of 20% or more of our outstanding shares of voting stock. Certain transactions are exempt from this restriction, including, the conversion of our Notes, the Rights Offering, the Equity Support Agreement, conversion of our outstanding Series A Preferred Stock, the exercise of the Shell Warrant, and a grant of non-statutory or statutory options to purchase up to 15% of our outstanding common stock to our officers, directors, employees, and consultants (subject to certain anti-dilution provisions). Furthermore, Allen and Whittier, have agreed not to let their ownership in Chaparral fall below 20%, unless otherwise agreed with Shell Capital.

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

The terms and conditions and related financing costs of the Loan are significant. A substantial portion of our future cash flow from operations will be required for debt service and may not be available for other purposes. Our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, or acquisitions is also restricted, as well as our ability to acquire or dispose of significant assets or investments. These restrictions may make us more vulnerable and less able to react to adverse economic conditions. The failure of Chaparral to meet the terms of the Loan, including Project Completion, could result in an event of default and the loss of our investment in the Karakuduk Field.

The Loan prohibits us from paying dividends to our stockholders without Shell Capital's consent. We have not paid dividends in the past and have no expectations to do so in the future.

As of August 21, 2000, we have borrowed $20,500,000 under the Loan. The Loan proceeds were utilized to pay $2,525,000 in outstanding debt issuance costs, $4,000,000 for the Hedge Agreement, $750,000 for Transportation Risk Insurance, $368,000 for OPIC insurance premiums, $11,550,000 for KKM's operations, and $1,307,000 for our corporate overhead.


Other Sources of Liquidity and Capital Resources.
-------------------------------------------------

The costs required to develop the Karakuduk Field are significant and will not be fully covered by the available financial resources under the Loan. We are currently pursuing other sources of liquidity, which we believe will satisfy both the short and long-term liquidity requirements of both Chaparral and KKM, through the the sale of oil under the Crude Oil Sales Agreement, conversion of the Notes into our common stock, issuance of additional Notes or other subordinated indebtedness, and issuance of Chaparral's common or preferred stock.

We have filed a preliminary proxy statement to our stockholders with the SEC, which includes a proposal to approve the conversion of the Notes into shares of our common stock at $1.86 per share. The conversion of the Notes would decrease our indebtedness by $16,340,000, plus accrued interest. If the Notes are not converted, they will accrue interest at an annual rate equal to the lesser of 25% or the maximum rate allowed by applicable law. The Notes are fully subordinated to the Loan, and cannot be repaid until we have fully repaid the Loan. As of August 21, 2000, Chaparral is responding to comments of the SEC to its preliminary proxy statement. Management intends to file a definitive proxy as soon as practicable.

Our board of directors has approved a Rights Offering for 5,300,000 shares of our common stock convertible at $1.86 per share, or $9,858,000. The board of directors set the record date after the date of our annual meeting in order to permit the holders of the Notes to participate in the Rights Offering. Due to the inability of Chaparral to obtain clearance from the SEC and complete the Rights Offering before June 30, 2000, however, the future completion of the Rights Offering is uncertain. The Loan requires additional equity infusions on or before September 30, 2000 of $10,000,000, of which $4,000,000 has been obtained by Chaparral. It is unlikely, if not impossible, that the Rights Offering could be completed before September 30, 2000. Allen and Whittier have undertaken to Shell Capital to contribute an aggregate of $4,000,000 in exchange for our equity securities or indebtedness to partially satisfy the requirements of the Loan. We are currently evaluating all perceived options available to Chaparral in order to meet the Loan requirements for additional equity support. At this time, no decision has been made by Chaparral's board of directors regarding whether we will proceed with the Rights Offering immediately, delay or amend the Rights Offering, or cancel the Rights Offering altogether. Without the additional infusion of equity or other indebtedness, Chaparral will not have enough additional capital to fund our corporate overhead requirements, as well as KKM's working capital needs prior to becoming self-sustaining from cash flow from oil sales.

Both short and long-term financial resources necessary to develop the Karakuduk Field are expected to result from crude oil sales under the Crude Oil Sales Agreement. Ryder Scott has estimated the proven reserves underlying the Karakuduk Field to be approximately 67.58 million barrels of oil, 33.79 million which is attributable to our 50% equity interest in KKM. KKM is implementing a two-rig drilling program to accelerate recoverability of these proven reserves to generate cash flows capable of supporting KKM's operations and begin repayment of our investment in KKM as soon as possible. We will utilize the principal and interest repayments on our investment in KKM to fund repayment of our Loan with Shell Capital.

In early May 2000, KKM completed its first export oil sale to STASCO, delivering approximately 219,000 barrels of oil to the sea port of Odessa. The oil sale generated cash proceeds of approximately $3,483,000, net of royalty and transportation costs. KKM has made additional nominations for export sales to STASCO for approximately 73,000 and 146,000 barrels for delivery in late August and September 2000, respectively. At current market prices, the additional nominations are expected to generate cash proceeds of approximately $4,200,000, net of royalties and transportation costs. Additional oil sales are expected on at least a quarterly basis, as KKM increases its production.

In August 2000, the government of the Republic of Kazakhstan required KKM, along with other oil and gas producers within Kazakhstan, to sell a certain portion of their crude oil production to the local market to supply local energy needs. With the approval of Shell Capital and STASCO, KKM sold approximately 43,800 barrels of crude oil on the local market for approximately $450,000, net of royalty and transportation costs.

While we expect to realize material cash benefits from some, or all, of the above transactions, we can provide no assurances that the Rights Offering, Equity Support Agreement, conversion of the Notes, the issuance of additional debt or equity securities, or sales under the Crude Oil Sales Agreement will be consummated. If we fail to raise additional financial resources in the short term, through internal or external means, we may be unable to meet operational cash flow requirements or meet the terms of the Loan. If so, we may lose our investment in KKM and the Karakuduk Field.

Capital Commitments.
--------------------

As of August 21, 2000, KKM has drilled and successfully completed four wells in the Karakuduk Field. A fifth well has been completed and is undergoing production tests to determine if it commercially productive. An additional four existing delineation wells have been successfully recompleted, establishing production from each well.

The daily productive capacity of the eight producing wells is approximately 5,000 barrels of oil per day. Due to current facility constraints, however, KKM is only capable of processing and transporting approximately 3,300 barrels of oil per day into the export pipeline. KKM is currently working to alleviate the facility constraints, which involve the expansion of the Karakuduk Field's oil storage capacity, upgrading existing and installing additional gathering and processing facilities, and installing larger transfer pumps at the main export pipeline entry point. KKM expects its capacity to deliver oil production into the main export pipeline to be incrementally extended to approximately 7,000 barrels of oil per day prior to October 21, 2000.

KKM currently has one drilling rig and one workover rig operating in the Karakuduk Field. The drilling rig spudded a sixth well on August 18, 2000. A second drilling rig has been contracted for and has arrived on location. It is currently being rigged up and is expected to commence drilling activities before August 31, 2000. In 2000, we expect to drill up to 14 wells and re-complete another 5 previously drilled wells using the workover rig.

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

Field facilities are either in place or under construction to support the initial stages of the development program. Engineering plans are being prepared on additional facilities required for long-term development, including electrical systems and compression facilities required for artificial lift. KKM has previously constructed a base camp with living quarters for 150 people, a mini-camp for the drilling contractor and other service company personnel, storage facilities, processing facilities, warehouses, a repair shop, and other related support facilities. A second mini-camp for the drilling crew of the second rig is being constructed and installed in the Karakuduk Field. KKM has also completed a main road between the export pipeline and the field. KKM is continuously clearing access roads and performing other required site preparation activities for future planned drilling locations.

Crude oil production is being processed at a pilot facility and has been trucked to the export pipeline terminal at an export pipeline terminal 18 miles from the Karakuduk Field, which was placed in service in April 2000. KKM also began construction of an 18-mile pipeline in 1998, capable of transporting up to 18,000 barrels of oil per day from the Karakuduk Field to the export pipeline terminal. The completion of the pipeline was delayed due to our lack of sufficient financial resources in 1999. We anticipate the pipeline will be operational in November 2000. Until the pipeline is operational, KKM will continue to truck oil production to the new export pipeline terminal. As discussed above, the productive capacity of the Karakuduk Field is currently limited due to various facility constraints, which KKM is working diligently to alleviate.

KKM has completed a 3-D seismic shoot in the Karakuduk Field. The seismic data is being processed currently, with an estimated completion date in October 2000. The results from the seismic study are expected to help optimize the well drilling order for KKM's drilling program and further define the total productive capability of the Karakuduk Field.

Under the terms of the License from the government of the Republic of Kazakhstan, KKM was committed to minimum expenditures of $30,000,000 for the year ended December 31, 1999. The License also established a minimum work program requiring KKM to drill 8 new wells during 1999. In August 1999, we received a letter from the State Investment Agency, extending the period for completion of the minimum work program and expenditure commitments to June 30, 2000. KKM did not satisfy the stated License commitments before June 30, 2000.

On July 4, 2000, however, KKM received a second letter from the State Investment Agency stating that due to KKM's activities and expenditures to date, there are "no grounds for termination or suspension of the operation of the License." KKM does not expect the licensing authority to suspend or revoke the License, but the letters received from the State Investment Agency are not formal amendments to the License and no assurances can be given that the State Investment Agency will not do so. If the License is revoked, KKM's right to develop the Karakuduk Field may be terminated and our investment in the Karakuduk Field may be lost.

2. Results of Operations

Results of Operations for Three Months Ended June 30, 2000 Compared to the
 Three Months Ended June 30, 1999
--------------------------------------------------------------------------------

Our operations during the three months ended June 30, 2000, resulted in a net loss of $1,161,000, compared to a net loss of $1,050,000 for the three months ended June 30, 1999, primarily due to increased operational activity in the Karakuduk Field and increased financing costs related to the Loan and other Notes.

Interest income increased by $175,000 from the three months ended June 30, 1999 due to increased financing of 100% of KKM's operations in Kazakhstan. Interest expense increased $1,694,000 from the three months ended June 30, 1999 due to significant additional borrowings outstanding during the quarter ended June 30, 2000 to support KKM's operations and our corporate overhead.

General and administrative costs decreased by $107,000 from the three months ended June 30, 1999 due to reduction of corporate overhead incurred by the company. We recorded net equity income from our equity investment in KKM of $982,000 for the three months ended June 30, 2000 compared to a net equity loss of $345,000 for the three months ended June 30, 1999. KKM recognized initial oil revenue from the sale of crude oil production from the Karakuduk field in May 2000. In application of EITF 99-10, we recognized 100% of KKM's net income for the quarter to recapture prior losses recognized in excess of our 50% equity interest in KKM. See Note 11 of the consolidated financial statements.

As discussed in Note 8 to the consolidated financial statements, due to the beneficial conversion feature of the Notes, we expect to record a significant charge to interest expense upon obtaining stockholder approval for the conversion of the Notes.

Results of Operations for Six Months Ended June 30, 2000 Compared to the
 Six Months Ended June 30, 1999
--------------------------------------------------------------------------------

Our operations during the six months ended June 30, 2000, resulted in a net loss of $3,553,000, compared to a net loss of $1,639,000 for the six months ended June 30, 1999, primarily due to increased operational activity in the Karakuduk Field, increased financing costs related to the Loan and other Notes, and application of EITF 99-10, requiring the recognition of 100% of the equity losses from KKM.

Interest income increased by $278,000 from the six months ended June 30, 1999 due to increased financing of 100% of KKM's operations in Kazakhstan. Interest expense increased $2,529,000 from the six months ended June 30, 1999 due to significant additional borrowings outstanding during the quarter ended June 30, 2000 from the Loan with Shell Capital and outstanding Notes necessary to support KKM's operations and our corporate overhead.

General and administrative costs increased by $208,000 from the six months ended June 30, 1999 due to increased professional fees related to various SEC filings and litigation matters settled during the quarter ended March 31, 2000. Also, we incurred significantly higher insurance costs during the six months ended June 30, 2000 related to OPIC insurance premiums. Our equity loss in KKM decreased by $544,000, primarily due to KKM's recognition of initial oil revenue from the sale of crude oil production from the Karakuduk Field in May 2000. We also recognized an additional equity loss of $74,000 beyond our 50% equity interest in KKM due to the application of EITF 99-10. See Note 11 to the consolidated financial statements.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

On February 11, 2000, we entered the Hedge Agreement, paying $4.0 million for put contracts to sell a total of 1,562,250 barrels of North Sea Brent crude. The exercise prices of the various put contracts range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). As of June 30, 2000, the market value of the put contracts underlying the Hedge Agreement was $896,000.


                           Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Company's stockholders during the quarter ended June 30, 2000.


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

Dated:   August 21, 2000



                                            Chaparral Resources, Inc.



                                            By: /s/  Michael B. Young
                                                --------------------------------
                                                Michael B. Young, Treasurer,
                                                Controller and Principal
                                                Accounting Officer

                                  Exhibit Index
                                  -------------

         Number              Exhibit
         ------              -------

         27                  Financial Data Schedule