Form 10-Q
period 2000-09-30
CHAPARRAL RESOURCES INC
filed 2000-11-20
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

         YES  |X|                   NO  |_|

As of November 20, 2000, the Registrant had 14,283,634 shares of its common stock, par value $0.0001 per share, issued and outstanding.

                    Part I - Summarized Financial Information

Item 1 - Financial Statements

                            Chaparral Resources, Inc.
                           Consolidated Balance Sheets





                                                  September 30,    December 31,
                                                      2000            1999
                                                   (Unaudited)      (Audited)
                                                  ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                      $  1,626,000    $     23,000
   Restricted cash                                        --           578,000
   Accounts receivable                                  38,000          23,000
   Receivable from affiliate                           333,000            --
   Prepaid expenses                                    147,000         111,000
                                                  ------------    ------------
   Total current assets                              2,144,000         735,000

   Investment in KKM and other oil and gas
       property costs - full cost method
       Republic of Kazakhstan (Karakuduk Field):    59,280,000      38,151,000

Furniture, fixtures and equipment                       91,000         100,000
Less accumulated depreciation                          (40,000)        (39,000)
                                                  ------------    ------------
                                                        51,000          61,000
                                                  ------------    ------------
Other Assets
   Deferred debt issuance cost                            --         2,356,000
   Hedge agreement                                   4,000,000            --
   Other                                               626,000            --
                                                  ------------    ------------
Total other assets                                   4,626,000       2,356,000
                                                  ------------    ------------

Total assets                                      $ 66,101,000    $ 41,303,000
                                                  ============    ============



                                    Chaparral Resources, Inc.
                             Consolidated Balance Sheets (continued)




                                                                   September 30,   December 31,
                                                                      2000            1999
                                                                   (Unaudited)      (Audited)
                                                                  ------------    ------------
Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                                               $    606,000    $  1,045,000
   Accrued liabilities:
        Accrued compensation                                           306,000         458,000
        Accrued debt issuance cost                                        --         1,934,000
        Accrued interest and other                                       6,000         239,000
                                                                  ------------    ------------
Total current liabilities                                              918,000       3,676,000



Shell Capital loan, net of discount                                 20,447,000            --
Notes payable, net of discount                                            --         9,576,000
Redeemable preferred stock- cumulative, convertible,
     Series A 75,000 designated, 50,000 issued and outstanding, at stated value, $5.00 cumulative annual
     dividend, $5,688,000 redemption value                           5,463,000       5,200,000
Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of  $0.0001 par value; issued and outstanding,
     12,670,731 and 980,314 shares, respectively                         1,000            --
   Capital in excess of par value                                   94,114,000      47,857,000
   Unearned portion of restricted stock awards                          (6,000)        (23,000)
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
     undesignated. Issued and outstanding - none                          --              --
    Stock subscription receivable                                   (3,000,000)           --
    Accumulated deficit                                            (51,836,000)    (24,983,000)
                                                                  ------------    ------------
Total stockholders' equity                                          39,273,000      22,851,000
                                                                  ------------    ------------
Total liabilities and stockholders' equity                        $ 66,101,000    $ 41,303,000
                                                                  ============    ============






                                          Chaparral Resources, Inc.
                                    Consolidated Statements of Operations
                                                 (Unaudited)



                                                For the Three Months Ended       For the Nine Months Ended
                                               September 30,   September 30,   September 30,   September 30,
                                                   2000            1999            2000            1999
                                               ------------    ------------    ------------    ------------


Revenue                                        $       --      $       --      $       --      $       --

Costs and expenses:
   Depreciation and depletion                        39,000           5,000          81,000          16,000
   General and administrative                     1,054,000         379,000       2,520,000       1,636,000
                                               ------------    ------------    ------------    ------------
                                                  1,093,000         384,000       2,601,000       1,652,000
                                               ------------    ------------    ------------    ------------

Loss from operations                             (1,093,000)       (384,000)     (2,601,000)     (1,652,000)

Other income (expense):
   Interest income                                  444,000         230,000       1,177,000         685,000
   Interest expense                             (22,597,000)       (143,000)    (25,293,000)       (309,000)
   Equity in income (loss) from investment          206,000        (254,000)         58,000        (947,000)
   Legal settlement                                    --              --              --            34,000
   Other                                              3,000            --            69,000            --
                                               ------------    ------------    ------------    ------------
                                                (21,944,000)       (167,000)    (23,989,000)       (537,000)
                                               ------------    ------------    ------------    ------------

Net loss                                       $(23,037,000)   $   (551,000)   $(26,590,000)   $ (2,189,000)
                                               ------------    ------------    ------------    ------------

Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock              (63,000)        (63,000)       (188,000)       (188,000)

Discount accretion
   Series A Redeemable Preferred Stock              (25,000)        (25,000)        (75,000)        (75,000)


                                               ------------    ------------    ------------    ------------
Net loss available to common stockholders      $(23,125,000)   $   (639,000)   $(26,853,000)   $ (2,452,000)
                                               ------------    ------------    ------------    ------------


Basic and diluted earnings per share:
Net loss per share                             $     (10.89)   $       (.65)   $     (19.66)   $      (2.51)
Weighted average number of shares
   outstanding (basic and diluted)                2,124,083         977,954       1,365,848         977,752






                             Chaparral Resources, Inc.
                       Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                        For the Nine Months Ended
                                                      September 30,   September 30,
                                                          2000            1999
                                                      ------------    ------------
Cash flows from operating activities
Net loss                                              $(26,590,000)   $ (2,189,000)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
     Equity (gain)/loss from investment                    (58,000)        947,000
     Depreciation, depletion, and amortization             205,000          16,000
     Gain on the sale of oil and gas properties            (75,000)           --
     Loss on disposition of furniture and fixtures           6,000            --
     Stock issued for services and bonuses                  16,000         277,000
     Interest expense converted into capital stock         899,000            --
     Expired warrants                                         --          (117,000)
     Provision for doubtful accounts                          --            14,000
     Amortization of note discount                         464,000          34,000
     Amortization of debt issuance cost                    687,000            --
     Interest expense attributable to beneficial
        conversion                                      20,340,000            --

   Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                              (348,000)        (19,000)
         Prepaid expenses                                  (36,000         (11,000)
         Accrued interest on advances to KKM            (1,167,000)       (623,000)
         Notes receivable                                     --           (51,000)
         Hedge agreement                                (4,000,000)           --
         Other assets                                     (750,000)           --
       Increase (decrease)  in:
         Accounts payable and accrued liabilities       (2,758,000)        629,000
         Interest expense capitalized to Shell
            Capital loan                                 2,273,000            --
                                                      ------------    ------------
Net cash used in operating activities                  (10,892,000)     (1,093,000)


Cash flows from investing activities

Additions to furniture, fixtures and equipment        $    (10,000)   $     (7,000)
Investment in and advances to oil and
   gas properties                                      (19,972,000)     (4,250,000)
Proceeds from sale of interest in oil and gas
   properties - domestic                                    75,000            --
                                                      ------------    ------------
Net cash used in investing activities                 (19,907,000)     (4,257,000)



                            Chaparral Resources, Inc.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                    For the Nine Months Ended
                                                  September 30,   September 30,
                                                      2000             1999
                                                  ------------    ------------
Cash flows from financing activities
Net proceeds from Shell Capital loan              $ 21,500,000    $       --
Net proceeds from convertible notes                 10,806,000            --
Net proceeds from other notes payable                     --         5,120,000
Debt issuance cost                                    (482,000)           --
Restricted cash                                        578,000         130,000
                                                  ------------    ------------
Net cash provided by financing activities           32,402,000       5,250,000
                                                  ------------    ------------

Net increase in cash and
   cash equivalents                                  1,603,000        (100,000)
Cash and cash equivalents at beginning
   of period                                            23,000         121,000
                                                  ------------    ------------
Cash and cash equivalents at end of period        $  1,626,000    $     21,000
                                                  ============    ============

Supplemental cash flow disclosure
       Interest paid                              $    624,000    $     65,000


Supplemental schedule of non-cash investing
     and financing activities
        Stock warrant issued to Shell Capital        1,175,000            --
        Notes payable converted to common stock     20,846,000            --



See accompanying notes.

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

2.   New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. As of September 30, 2000, the Company has not adopted SFAS 133. The Company is evaluating this pronouncement and intends to adopt the statement no later than January 1, 2001. The impact of SFAS 133 on the Company's financial position and results of operations has not yet been determined.

In 1999, the FASB released EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, which requires investors to recognize equity method losses beyond their percentage of investee common stock to the extent of their adjusted basis in the investee's common stock and other loans/advances made to the investee. Future equity method gains, if any, would be recaptured by the investor to the extent disproportionate equity method losses were recognized in prior periods. The Company's policy is to recognize equity losses based upon its applicable ownership level in KKM's common stock, advances, interest receivable, and other investments to which the equity method losses are being applied. EITF 99-10 is effective for interim and annual periods beginning after September 23, 1999. The Company has elected to apply EITF 99-10 prospectively beginning in the quarter ended December 31, 1999. For the period ended September 30, 2000, the Company's equity income was $58,000 with the application of EITF 99-10. Without consideration of EITF 99-10, the Company would have recognized equity income of $613,000, an increase of $555,000.

3.    Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. The Karakuduk Field will require additional funding to obtain levels of production that will generate sufficient cash flows to meet future capital and operating spending requirements. The primary source of funding is expected to be revenue generated from oil sales, but additional sources of capital may be necessary. The Company has recognized recurring operating losses and had a working capital deficiency as of December 31, 1999. In addition, there are uncertainties with respect to commitments under KKM's license agreement with the government (the "License").

The License required KKM to meet certain expenditure and work commitments on or before June 30, 2000. KKM did not timely satisfy the License's work commitments, but received a letter dated July 4, 2000, from Kazakhstan's licensing authority stating that due to KKM's activities and expenditures to date there were "no grounds for termination or suspension of the operation of the License." While the letter is not a formal amendment to the License, KKM has been advised by its Kazakhstan legal counsel that the License is not in default and a formal amendment should not be expected from the licensing authority. As of September 30, 2000, KKM has fulfilled the expenditure and work commitments originally required by the License. If the License is revoked, however, KKM's right to develop the Karakuduk Field may be terminated and the Company's investment in the Karakuduk Field may be lost.

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

Management's plan to address these uncertainties include:

o Shell Capital Loan. In November 1999, the Company entered a loan agreement (the "Loan") with Shell Capital Limited ("Shell Capital"), to provide up to $24,000,000 in financing for the development of the Karakuduk Field. The consummation of the Loan was subject to a number of significant conditions, which were fulfilled in February 2000. As of September 30, 2000, the Company has borrowed a total of $21,500,000 under the Loan.

o Equity Support. As an original condition to the Loan, the Company was required to complete an equity offering to its stockholders to acquire not less than $6,000,000 of the Company's common stock on or before June 30, 2000 (the "Rights Offering"). Two of the Company's related party stockholders, Allen & Company, Inc. ("Allen") and Whittier Ventures, LLC ("Whittier"), committed to Shell Capital to exercise their full pro-rata share of the Rights Offering and, if the Rights Offering was not concluded on or before June 30, 2000, to each contribute $2,000,000 into the Company for the Company's securities or indebtedness (the "Equity Support Agreements"). As of August 21, 2000, the Loan was amended to extend the total amount of equity support to be raised by the Company to $10,000,000 on or before September 30, 2000. The Company fulfilled the $10,000,000 equity support commitment by raising a total of $7,500,000 through the issuance of the Company's 8% Non-Negotiable Convertible Promissory Notes (the " Notes"), including $2,000,000 each to Whittier and Allen in satisfaction of their Equity Support Agreements, and execution of a stock subscription agreement to sell $3,000,000 of the Company's common stock to Capco Resources, Ltd. ("Capco") on or before October 30, 2000.

o Development of KKM's Proven Reserves. KKM has approximately 67.58 million barrels of estimated proven oil reserves, net of government royalty, of which 33.79 million barrels are attributable to the Company's 50% interest. As of September 30, 2000, KKM has produced approximately 822,000 barrels of crude oil and was producing approximately 3,500 barrels of oil per day. Average daily production was limited due to short-term facility constraints, which KKM is working to alleviate.

o Crude Oil Sales Agreement. In November 1999, KKM entered into a Crude Oil Sale and Purchase Agreement (the "Crude Oil Sales Agreement") with Shell Trading International Limited ("STASCO"), an affiliate of Shell Capital, for the purchase of KKM's oil production from the Karakuduk Field on the export market for world market oil prices. The Company expects KKM to obtain a substantially higher return from oil sales under the Crude Oil Sales Agreement than would otherwise be obtainable from oil sales in Kazakhstan's local market. In March 2000, KKM began making nominations for export sales to STASCO. Each nomination is subject to the approval of the government of Kazakhstan.

     From January 1, 2000, to September 30, 2000, KKM sold approximately 365,000 barrels of crude oil on the export market for $6,710,000, net of transportation costs. KKM also received government approval to export an additional 73,000 barrels for sale in October 2000. To fulfill government requirements, KKM sold approximately 43,800 barrels on the local market in August 2000. The local sale, approved by Shell Capital and STASCO, generated approximately $400,000, net of transportation costs.

Management's plans for addressing the above uncertainties are partially based upon forward-looking events, which have yet to occur, including the successful future development, production, and sale of crude oil from the Karakuduk Field, as to which there is no assurance. Expected funding requirements necessary for development of the Karakuduk Field through December 31, 2000 and beyond are significantly based upon future cash flows from the sale of KKM's crude oil production. While the Company has fulfilled the equity support requirements of the Loan, no assurances can be given that they will be sufficient to meet the Company's capital requirements not satisfied by cash flows from operations. If the necessary financial resources are not available, the Company may lose its investment in KKM and the Karakuduk Field.

4.   Restricted Cash

As of December 31, 1999, the Company held restricted cash of $578,000 as collateral for loans made by the Chase Bank of Texas, N.A. ("Chase") to KKM. KKM fully repaid the loans in January 2000, and the collateral was released.

5.   Hedge Agreement

On February 11, 2000, the Company paid $4,000,000 for put contracts to sell 1,562,250 barrels of North Sea Brent crude (the "Hedge Agreement") to hedge price risk of future sales of oil production from the Karakuduk Field. The exercise prices of the various put contracts in the Hedge Agreement range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). The Company will amortize the Hedge Agreement ratably over the period the underlying contracts expire. As of September 30, 2000, the market value of the Hedge Agreement was $261,000 and the Company's unrealized hedging loss was $3,739,000.

6.   Other Assets

In March 2000, the Company paid Shell Capital $750,000 for a beneficial interest in Shell Capital's policy for transportation risk insurance ("Transportation Risk Insurance"), covering certain circumstances whereby KKM would be unable to export crude oil production outside of the Republic of Kazakhstan through the existing pipeline routes currently available. In the event coverage under Shell Capital's policy is triggered, proceeds from the policy would go to the benefit of the Company for use in making principal and interest payments required under the Loan. The Company is amortizing the Transportation Risk Insurance over the life of the Loan.

7.   Shell Capital Loan

In November 1999, the Company entered into the Loan with Shell Capital, to provide up to $24,000,000 of financing for the development of the Karakuduk Field. CAP-D, CAP-G, and KKM also signed the Loan as co-obligors. The Company and KKM are hereafter referred to as the "Borrowers".

As of September 30, 2000, the Company has borrowed $21,500,000 under the Loan and capitalized $2,273,000 of subordinated interest expense as additional principal. The Loan is recorded net of $3,326,000 in unamortized discount, further described below.

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

The equity infusion requirements of the Loan were partially satisfied by the Company's issuance of Notes, convertible into the Company's common stock at an exercise price of $1.86 per share. In August 2000, the Loan was amended to extend the Company's remaining equity support commitment to $10,000,000 on or before September 30, 2000. With Shell Capital's consent, the Company satisfied the $10,000,000 requirement through the issuance of additional Notes totaling approximately $7,500,000 and $3,000,000 of the Company's common stock. The Company issued Notes with an aggregate principal amount of $3,000,000 in August 2000 and another $4,506,000 in September 2000, including Notes totaling $2,000,000 each to Allen and Whittier, respectively. In September 2000, the Company executed a $3,000,000 stock subscription agreement with Capco, a non-affiliated entity, whereby Capco would contribute $3,000,000 into the Company on or before October 30, 2000 for the Company's common stock at $1.86 per share. Capco invested $3,000,000 into the Company on October 30, 2000 in exchange for 1,612,903 shares of the Company's common stock. See Notes 8 and 9.

Allen and Whittier, the Company's two largest stockholders, previously entered into Equity Support Agreements with Shell Capital, committing Allen and Whittier to each contribute $2,000,000 into the Company for the Company's equity securities or other subordinated indebtedness at Shell Capital's request. As described above, Allen and Whittier fulfilled their Equity Support Agreement commitments by each contributing $2,000,000 into the Company in exchange for the Company's Notes in September 2000.

On September 21, 2000, the Company's outstanding Notes with an aggregate principal amount of $20,846,000, plus accrued interest of $899,000, were converted into 11,690,259 shares of the Company's common stock at a conversion price of $1.86 per share. Shell Capital approved the conversion of the Notes, as required by the Loan. See Note 8.

In January 2000, the Company obtained binding political risk insurance coverage from the Overseas Private Investment Corporation ("OPIC"). The OPIC policy's maximum coverage amount electable by the Company is $50,000,000, which would require a quarterly premium of $262,500. The Company is required to maintain political risk insurance until the Loan is fully repaid. As of September 30, 2000, the Company has paid $604,000 in premiums and had bound OPIC coverage of $45,000,000 through October 30, 2000.

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

The Company is allowed to drawdown the principal balance of the Loan in minimum increments of $2,000,000, unless otherwise agreed with Shell Capital. Loan advances will be used to meet the capital and operational requirements of KKM, up-front fees and future finance costs required under the Loan, make payments for premiums due under the OPIC and Transportation Risk Insurance policies, and make payments required under the Hedge Agreement. The Loan is available for drawdown until the earlier of September 30, 2001 or project completion.

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

In connection with finalizing the Loan, the Company issued to Shell Capital a warrant to purchase up to 15% of the Company's outstanding common stock (the "Shell Warrant"), subject to certain anti-dilution provisions. The Shell Warrant is exercisable for a period of 5 years beginning on the earlier of Project Completion or September 30, 2001. Furthermore, the Shell Warrant is non-transferable and contains certain registration rights. On the date of grant, the Shell Warrant represented 147,072 shares of the Company's common stock at an exercise price of $15.45 per share. After the conversion of the Notes and the issuance of the Company's common stock to Capco, both dilutive events, the Shell Warrant represents 1,785,455 shares of the Company's common stock at an exercise price of $9.79 per share. The fair market value of the Shell Warrant on the date of grant, $1,175,000, was recorded as a discount of the Loan, amortizable as interest expense over the life of the Loan. The fair market value of the Shell Warrant was estimated as of February 14, 2000, the date of initial drawdown under the Loan, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.61%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 1.27, and a weighted average life expectancy of the warrants of 3.5 years.

The Loan subjects the Company to a significant number of restrictions, including various representations and warranties, positive and negative covenants, and events of default. See the notes to the financial statements in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 for additional information regarding such restrictions.

The Company incurred $4,013,000 in debt issuance costs related to the Loan, comprised of up-front fees payable to Shell Capital, legal fees of Shell Capital and the Borrowers, the value of the Shell Warrant on the date of grant, and miscellaneous financing fees and set-up charges. The Company recorded the debt issuance costs as a discount to the Loan, amortizable over the life of the Loan. Total amortization through September 30, 2000 equaled $687,000.

As of September 30, 2000, the principal borrowings of $21,500,000 from the Loan were utilized to pay $2,525,000 in outstanding debt issuance costs, $4,000,000 for the Hedge Agreement, $750,000 for Transportation Risk Insurance, $368,000 for the initial OPIC insurance premium, $12,550,000 for KKM's operations, and $1,307,000 for the Company's corporate overhead. Interest expense for the period was $2,874,000, of which $2,273,000 of subordinated interest was capitalized as additional principal at the end of each quarterly period.

8.   Notes Payable

On September 21, 2000, the Company converted Notes with an aggregate principal amount of $20,846,000, plus accrued interest of $899,000, into 11,690,259 shares of the Company's common stock at a conversion price of $1.86 per share. Prior to conversion, the Notes carried an unamortized discount of $281,000.

Originally, the conversion provision of the Notes was subject to shareholder approval, but the Company's board of directors authorized management to obtain approval from the holders of the Notes to amend the terms of the Notes to allow immediate conversion into the Company's common stock. The Company obtained approval from such holders, and the Notes were converted on September 21, 2000. The board of directors decision to amend the terms of the Notes to allow immediate conversion was based upon several factors, including funding the working capital requirements of the Company, the Loan requirement to raise $10,000,000 on or before September 30, 2000, and complying with the various restrictive covenants of the Loan.

The Notes consisted of $10,040,000 of the Company's Notes issued during the fourth quarter of 1999 and $10,806,000 issued during 2000, including Notes totaling $3,300,000 in January and February, $3,000,000 in August, and $4,506,000 in September 2000, respectively. The Notes were issued to various related parties and other non-affiliated investors. Notes issued to related parties totaled $14,690,000, including $9,827,000 to Allen, $4,051,000 to
Whittier, $662,000 to Mr. McMillian, the Co-Chairman and Chief Executive Officer of the Company, and $150,000 to a relative of Jim Jeffs, the Co-Chairman of the Company.

In exchange for the Notes, the Company received $15,556,000 in cash and canceled $5,290,000 in promissory notes issued previously in 1999, plus accrued interest thereon, to Allen ($3,827,000), Whittier ($1,051,000), Mr. McMillian ($412,000).

The conversion feature of the Notes was a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, whereby a portion of the proceeds received from the Notes is allocable to the conversion feature contained therein. The value assigned to the conversion feature is determined as the difference between the market price of the Company's common stock on the date of issuance and the conversion price multiplied by the number of shares to be received upon conversion, which was approximately $120,000,000. As the conversion price contained in the Notes is substantially below the market price, the value under the above formula significantly exceeds the net proceeds from the Notes. Under EITF 98-5, the discount assigned to the conversion feature is limited to the total proceeds allocated to the convertible instrument. Accordingly, upon conversion of the Notes, the Company recorded additional interest expense and additional paid in capital equal to $20,340,000, the face amount of the Notes net of original discount.

9.   Common Stock

The conversion of the Company's Notes on September 21, 2000 resulted in the issuance of 11,690,259 shares of the Company's common stock (see Note 8), a portion of which were issued to certain affiliates of the Company who were holders of the Notes. Affiliates receiving shares as a result of the conversion include Allen (5,561,166 shares), Whittier (2,255,004 shares), and Mr. McMillian (378,364 shares).

In September 2000, the Company executed a stock subscription agreement with Capco, whereby Capco would acquire $3,000,000 of the Company's common stock on or before October 30, 2000 at $1.86 per share, or 1,612,903 shares. The transaction was completed on October 30, 2000, with Shell Capital's approval. Capco was also a holder of two of the Company's Notes with an aggregate principal amount of $750,000, which were converted, along with accrued interest thereon, into 427,113 shares of the Company's common stock on September 21, 2000.

10.  Other Related Party Transactions

Effective January 1, 2000, Chaparral entered into an agreement to provide management services to KKM for a fee of $170,000 per month, to be recovered from KKM on a current basis from proceeds from oil sales. The receivable from affiliate represents 100% of accrued management fees and reimbursable expenses, net of payments received from KKM through September 30, 2000. The reimbursable expenses include costs paid by the Company on behalf of KKM.

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



11.  Investments

The results from operations of the Company's equity-based investment in KKM are summarized below:

                                        Closed Type JSC Karakudukmunay
                                 Statement of Expenses and Accumulated Deficit
                    For the Three and Nine Month Periods Ended September 30, 2000 and 1999
                                            (Amounts in US Dollars)
                                                  (Unaudited)

                                                For The Three Months Ended       For The Nine Months Ended
                                               September 30,   September 30,   September 30,   September 30,
                                                   2000            1999            2000             1999
                                               ------------    ------------    ------------    -------------
Revenues:
    Oil Sales                                  $  4,341,000    $       --      $  8,893,000    $        --


Costs and expenses:
    Transportation and marketing costs              714,000            --         1,783,000            --
    Operating expenses                            1,521,000            --         2,315,000            --
    Depreciation and depletion                      685,000         150,000       1,463,000         400,000
    Management service fee                          173,000         151,000         454,000         431,000
    General and administrative                      615,000         323,000       1,637,000       1,421,000
                                               ------------    ------------    ------------    -------------
Total cost and expenses                           3,708,000         624,000       7,652,000       2,252,000
                                               ------------    ------------    ------------    -------------

Income (Loss) from operations                       633,000        (624,000)      1,241,000      (2,252,000)


Other income (expense):
    Interest Income                            $     14,000    $       --      $     41,000    $       --
    Interest expense from affiliates               (883,000)       (327,000)     (2,334,000)       (887,000)
    Other                                              --              --           (57,000)           --
                                               ------------    ------------    ------------    -------------

Net loss                                           (236,000)       (951,000)     (1,109,000)     (3,139,000)


Accumulated deficit, beginning of period        (12,880,000)     (9,691,000)    (12,007,000)     (7,503,000)
                                               ------------    ------------    ------------    -------------
                                               ------------    ------------    ------------    -------------
Accumulated deficit, end of period              (13,116,000)    (10,642,000)    (13,116,000)    (10,642,000)
                                               ============    ============    ============    =============


     From January 1, 2000 to September 30, 2000, KKM sold approximately 365,000 barrels of crude oil on the export market for approximately $6,710,000, net of transportation costs. KKM also received government approval to export an additional 73,000 barrels for sale in October 2000. To fulfill government requirements, KKM sold approximately 43,800 barrels on the local market during this period. The local sale, approved by Shell Capital and STASCO, generated approximately $400,000, net of transportation costs.



                                       15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


1.   Liquidity and Capital Resources


General Liquidity Considerations.
---------------------------------

Our financial statements have been presented on the basis we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. The Karakuduk Field will require additional funding to obtain levels of production that will generate sufficient cash flows to meet future capital and operating spending requirements. The primary source of funding is expected to be revenue generated from oil sales, but additional sources of capital may be necessary. We have recognized recurring operating losses and had a working capital deficiency as of December 31, 1999. In addition, there are uncertainties with respect to commitments under KKM's License.

The License required KKM to meet certain expenditure and work commitments on or before June 30, 2000. KKM did not timely satisfy the License's work commitments, but received a letter dated July 4, 2000, from the licensing authority stating that due to KKM's activities and expenditures to date, there were "no grounds for termination or suspension of the operation of the License." While the letter is not a formal amendment to the License, KKM has been advised by its Kazakhstan legal counsel that the License is not in default and a formal amendment should not be expected from the licensing authority. As of September 30, 2000, KKM has fulfilled the expenditure and work commitments originally required by the License. If the License is revoked, however, KKM's right to develop the Karakuduk Field may be terminated and our investment in the Karakuduk Field may be lost.

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

Management has taken the following actions, to address the substantial doubt with respect to our ability to remain a going concern and enhance our short and long-term liquidity:

     o Shell Capital Loan. In November 1999, we entered into the Loan with Shell Capital, to provide up to $24,000,000 in financing for the development of the Karakuduk Field. The consummation of the Loan was subject to a number of significant conditions, which were subsequently fulfilled in February 2000. As of November 20, 2000, we have borrowed a total of $21,500,000 under the Loan.

     o Equity Support. As an original condition to the Loan, we were required to complete a Rights Offering to our stockholders to acquire not less than $6,000,000 of our common stock on or before June 30, 2000. Two of our related party stockholders, Allen and Whittier, committed to Shell Capital to exercise their full pro-rata share of the Rights Offering and, if the Rights Offering was not concluded on or before June 30, 2000, to each contribute $2,000,000 into Chaparral for our securities or indebtedness. As of August 21, 2000, the Loan was amended to extend the total amount of equity support to be raised by Chaparral to $10,000,000 on or before September 30, 2000. We fulfilled the $10,000,000 equity support commitment by raising a total of $7,500,000 through the issuance of Notes, including $2,000,000 each to Whittier and Allen in satisfaction of their Equity Support Agreements, and execution of a stock subscription agreement to sell $3,000,000 of the Company's common stock to Capco on or before October 30, 2000.

     o Development of KKM's Proven Reserves. KKM has approximately 67.58 million barrels of estimated proven oil reserves, net of government royalty, of which 33.79 million barrels are attributable to our 50% interest. As of November 20, 2000, KKM has produced approximately 1,000,000 barrels of crude oil and was producing approximately 3,500 barrels of oil per day. Average daily production has been limited due to short-term facility constraints, which KKM is working to alleviate, including field shut-downs to install and hook-up various field facilities.

     o Crude Oil Sales Agreement. In November 1999, KKM entered into the Crude Oil Sales Agreement with STASCO, an affiliate of Shell Capital, for the purchase of KKM's oil production from the Karakuduk Field on the export market for world market oil prices. We expect KKM to obtain a substantially higher return from oil sales under the Crude Oil Sales Agreement than would otherwise be obtainable from oil sales in Kazakhstan's local market. In July 2000, KKM began making monthly nominations for export sales to STASCO. Each nomination is subject to the approval of the government of Kazakhstan.

          From January 1, 2000 to November 20, 2000, KKM sold approximately 438,000 barrels of crude oil on the export market for approximately $8,500,000, net of transportation costs. KKM also has a government approved nomination of approximately 146,000 barrels for December 2000 delivery to STASCO, which is expected to generate approximately $3,300,000, net of transportation costs. The government has required KKM sell approximately 139,000 barrels of oil on the local market during 2000. As of November 20, 2000, KKM completed local sales, with the approval of STASCO and Shell Capital, of approximately 102,000 barrels for approximately $950,000, net of transportation costs. The remaining local sales requirement is scheduled for delivery in December 2000.

Management's plans for addressing the above uncertainties are partially based upon forward looking events, which have yet to occur, including the successful future development, production, and sale of crude oil from the Karakuduk Field, as to which there is no assurance. Expected funding requirements necessary for development of the Karakuduk Field through December 31, 2000 and beyond are significantly based upon future cash flows from the sale of KKM's crude oil production. While Chaparral has fulfilled the equity support requirements of the Loan, no assurances can be given that they will be sufficient to meet future capital requirements not satisfied by cash flows from operations. If the necessary financial resources are not available, Chaparral could lose its investment in KKM and the Karakuduk Field.

Other risks and considerations also impact our short and long-term liquidity. Specifically, KKM's ability to develop the Karakuduk Field, obtain export oil quota, and physically deliver its production to the export market are significant liquidity factors, along with the impact of volatile oil prices on cash proceeds from oil sales.

Chaparral's Notes and Other Subordinated Indebtedness.
------------------------------------------------------

Chaparral has raised a total of $20,846,000 through the issuance of Notes for the development of the Karakuduk Field and to satisfy the capital requirements of the Loan, of which $10,856,000 was raised during 2000. On September 21, 2000, Chaparral converted all of its outstanding Notes, plus accrued interest of $899,000, into 11,690,259 shares of Chaparral's common stock at a conversion price of $1.86 per share.


Originally, the conversion provision of the Notes was subject to shareholder approval, but Chaparral's board of directors authorized management to obtain approval from the holders of the Notes to amend the terms of the Notes to allow immediate conversion into Chaparral's common stock. We obtained approval from the holders of the Notes and the Notes were converted on September 21, 2000. The board of directors decision to amend the terms of the Notes to allow immediate conversion was based upon several factors, including funding the working capital requirements of the Company, the Loan requirement for Chaparral to raise

$10,000,000 on or before September 30, 2000, and Chaparral's compliance with the various restrictive covenants of the Loan.

The converted Notes consisted of $10,040,000 of Chaparral's Notes issued during the fourth quarter of 1999 and $10,806,000 issued during 2000, including Notes totaling $3,300,000 in January and February, $3,000,000 in August, and $4,506,000 in September 2000, respectively. The Notes were issued to various related parties and other non-affiliated investors. Notes issued to related parties totaled $14,690,000, including $9,827,000 to Allen, $4,051,000 to
Whittier, $662,000 to Mr. McMillian, the Co-Chairman and Chief Executive Officer of Chaparral, and $150,000 to a relative of Jim Jeffs, the Co-Chairman of Chaparral.

In exchange for the Notes, Chaparral received $15,556,000 in cash and canceled $5,290,000 in promissory notes issued previously in 1999, plus accrued interest thereon, to Allen ($3,827,000), Whittier ($1,051,000), Mr. McMillian ($412,000).

The conversion feature of the Notes was a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, whereby a portion of the proceeds received from the Notes is allocable to the conversion feature contained therein. The value assigned to the conversion feature is determined as the difference between the market price of Chaparral's common stock on the date of issuance and the conversion price multiplied by the number of shares to be received upon conversion, which was approximately $120,000,000. As the conversion price contained in the Notes is substantially below the market price, the value under the above formula significantly exceeds the net proceeds from the Notes. Under EITF 98-5, the discount assigned to the conversion feature is limited to the total proceeds allocated to the convertible instrument. Accordingly, upon conversion of the Notes, Chaparral recorded additional interest expense and additional paid in capital equal to $20,340,000, the face amount of the Notes net of original discount.

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

As of August 21, 2000, the Loan was amended to extend our remaining equity support commitment to $10,000,000 on or before September 30, 2000. With the approval of Shell Capital, we raised a total of $7,500,000 through the issuance of Notes and another $3,000,000 through a stock subscription agreement with Capco, which was fully executed on October 30, 2000.

On January 31, 2000, we obtained binding political risk insurance coverage from OPIC. The OPIC policy's maximum coverage amount available is $50,000,000, which would require a quarterly premium of $262,500. We are required to maintain political risk insurance until the Loan is fully repaid. We have elected coverage of $50,000,000 through January 30, 2001.

In February 2000, we entered into the Hedge Agreement, paying $4,000,000 for put contracts to sell a total of 1,562,250 barrels of North Sea Brent crude. The exercise prices of the various put contracts range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). As of September 30, 2000, the market value of the Hedge Agreement was $261,000 and our unrealized hedging loss was $3,739,000.

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

In connection with finalizing the Loan, Chaparral issued to Shell Capital the Shell Warrant to purchase up to 15% of Chaparral's outstanding common stock, subject to certain anti-dilution provisions. The Shell Warrant is exercisable for a period of 5 years beginning on the earlier of Project Completion or September 30, 2001. Furthermore, the Shell Warrant is non-transferable and contains certain registration rights. On the date of grant, the Shell Warrant represented 147,072 shares of Chaparral's common stock at an exercise price of $15.45 per share. After the conversion of the Notes and the issuance of our common stock to Capco, both dilutive events, the Shell Warrant represents 1,785,455 shares of Chaparral's common stock at an exercise price of $9.79 per share. The fair market value of the Shell Warrant on the date of grant, $1,175,000, was recorded as a discount of the Loan, amortizable as interest expense over the life of the Loan.

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

     o Change in Control. We cannot enter into any transaction whereby a "group" as defined in the Securities Act of 1934 acquires or otherwise gains control of 20% or more of our outstanding shares of voting stock. Certain transactions are exempt from this restriction, including, the conversion of our Notes, the Equity Support Agreement, conversion of our outstanding Series A Preferred Stock, the exercise of the Shell Warrant, and a grant of non-statutory or statutory options to purchase up to 15% of our outstanding common stock to our officers, directors, employees, and consultants (subject to certain anti-dilution provisions). Furthermore, Allen and Whittier, have agreed not to let their ownership in Chaparral fall below 20%, unless otherwise agreed with Shell Capital.

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

As of November 20, 2000, we have borrowed $21,500,000 under the Loan. The Loan proceeds were utilized to pay $2,525,000 in outstanding debt issuance costs, $4,000,000 for the Hedge Agreement, $750,000 for Transportation Risk Insurance, $368,000 for OPIC insurance premiums, $12,550,000 for KKM's operations, and $1,307,000 for our corporate overhead.

Other Sources of Liquidity and Capital Resources.
-------------------------------------------------

The costs required to develop the Karakuduk Field are significant and have not been fully covered by the available financial resources under the Loan. We are currently pursuing other sources of liquidity, which we believe will satisfy both the short and long-term cash requirements of Chaparral and KKM, primarily through the sale of oil under the Crude Oil Sales Agreement. If the proceeds from oil sales are not sufficient to meet our working capital needs, we will pursue other sources of capital through the issuance of additional indebtedness and/or the issuance of Chaparral's common or preferred stock. We can provide no assurances, however, that other sources of capital will be available, or, if available, will be on favorable terms to Chaparral.

Previously, our board of directors approved a Rights Offering for 5,300,000 shares of our common stock convertible at $1.86 per share, or $9,858,000, in order to satisfy the equity requirements of the Loan. The Loan's equity requirements were fulfilled through the issuance of Notes and completion of the stock subscription to Capco on October 30, 2000. Therefore, the board of directors decided to withdraw the Rights Offering, instructing Chaparral's management to withdraw the registration statement currently on file with the SEC.

Both short and long-term financial resources necessary to develop the Karakuduk Field are expected to result from crude oil sales under the Crude Oil Sales Agreement. Ryder Scott has estimated the proven reserves underlying the Karakuduk Field to be approximately 67.58 million barrels of oil, of which 33.79 million is attributable to our 50% equity interest in KKM. KKM has implemented a two-rig drilling program to accelerate recovery of these proven reserves and generate cash flows capable of supporting KKM's operations and begin repayment of our investment in KKM. We will utilize the principal and interest repayments on our investment in KKM to fund repayment of our Loan with Shell Capital.

As of November 20, 2000, KKM has completed 4 export oil sales to STASCO, delivering approximately 438,000 barrels of oil to the sea-port of Odessa, Ukraine. The oil sales generated cash proceeds of approximately $8,500,000, net of transportation costs. KKM has an additional nomination for the export delivery of approximately 146,000 barrels to STASCO in December 2000. At current market prices, the December 2000 sale is expected to generate cash proceeds of approximately $3,300,000, net of transportation costs. Additional oil sales are expected on a monthly basis, as KKM continues to increase its crude oil production.

The government of Kazakhstan required KKM, along with other oil and gas producers within Kazakhstan, to sell a certain portion of their crude oil production to the local market to supply local energy needs. With the approval of Shell Capital and STASCO, KKM has sold approximately 102,000 barrels of crude oil on the local market for approximately $950,000, net of transportation costs. While KKM is attempting to eliminate any future local oil sales, such requirements are expected from the government in the future.

Capital Commitments.
--------------------

As of November 20, 2000, KKM has drilled and successfully completed 9 wells in the Karakuduk Field. Another 3 wells have been drilled to total depth and are awaiting completion. An additional 5 existing delineation wells have been successfully recompleted, establishing production from each well.

The daily productive capacity of the 14 producing wells is approximately 6,000 barrels of oil per day. Due to current facility constraints, however, KKM is only capable of processing and transporting approximately 3,500 barrels of oil per day into the export pipeline. KKM expected to have some of the facility constraints resolved prior to October 31, 2000, but encountered delays in completion of necessary works by local contractors and in obtaining approvals from the local regulatory authorities to commission certain facilities. KKM is working to alleviate all facility constraints, through expansion of the Karakuduk Field's oil storage capacity, upgrading existing and installing additional gathering and processing facilities, and commissioning an oil sales pipeline connecting the Karakuduk Field to the export pipeline. KKM expects its capacity to deliver oil production into the main export pipeline to be incrementally extended to approximately 6,300 barrels of oil per day prior to December 31, 2000.

KKM currently has two drilling rigs and one workover rig operating in the Karakuduk Field. KKM expects to drill up to 4 additional developmental wells before December 31, 2000.

Over the next 5 years, KKM expects to spend an additional $130,000,000 to $150,000,000 on the development of the Karakuduk Field. As previously discussed, cash flow from oil sales is expected to be the primary source of capital necessary to meet KKM's cash requirements, as well as repay the Loan from CAP-G to KKM.

We estimate that 71 additional oil wells and 24 water injection wells may be required to fully develop the Karakuduk Field. Peak oil production from the field is expected to occur by the end of 2002, although the time or amount of development or production cannot presently be estimated. The planned development program for the Karakuduk Field will include a pressure maintenance operation that our management believes could result in additional recoverable reserves.

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

Crude oil production is being processed at a pilot facility and has been trucked to the KKM pump station adjacent to the export pipeline. The pump station is approximately 18 miles from the Karakuduk Field and was placed in service in April 2000. KKM also began construction of an 18-mile pipeline in 1998, capable of transporting up to 18,000 barrels of oil per day from the Karakuduk Field to the export pipeline terminal. The completion of the pipeline was delayed due to our lack of sufficient financial resources in 1999. We anticipate the pipeline will be operational in the first quarter of 2001. Until the pipeline is operational, KKM will continue to truck oil production to the pump station at the export pipeline. KKM is currently sourcing oil trucks to increase crude oil trucking capacity in the Field. As discussed above, the productive capacity of the Karakuduk Field is currently limited due to various facility constraints, which KKM is working to alleviate.

KKM has completed a 3-D seismic shoot in the Karakuduk Field. The seismic data has been processed and is currently being interpreted, with estimated completion by the end of December 2000. The results from the seismic study are expected to help optimize the well drilling order for KKM's drilling program and further define the possible total productive capability of the Karakuduk Field.

Under the terms of the License from the government of the Republic of Kazakhstan, KKM was committed to minimum expenditures of $30,000,000 for the year ended December 31, 1999. The License also established a minimum work program requiring KKM to drill 8 new wells during 1999. In August 1999, we received a letter from the licensing authority, extending the period for completion of the minimum work program and expenditure commitments to June 30, 2000. KKM did not satisfy the stated License commitments before June 30, 2000, but has satisfied all requirements as of this filing.

On July 4, 2000, however, KKM received a second letter from the licensing authority stating that due to KKM's activities and expenditures to date, there were "no grounds for termination or suspension of the operation of the License." While the letter is not a formal amendment to the License, KKM has been advised by its Kazakhstan counsel that the License is not in jeopardy and a formal amendment should not be expected from the licensing authority. If the License is revoked, however, KKM's right to develop the Karakuduk Field may be terminated and our investment in the Karakuduk Field may be lost.

2.       Results of Operations

Results of Operations for Three Months Ended September 30, 2000 Compared to the
--------------------------------------------------------------------------------
Three Months Ended September 30, 1999
-------------------------------------

Our operations during the three months ended September 30, 2000, resulted in a net loss of $23,037,000, compared to a net loss of $551,000 for the three months ended September 30, 1999. The $22,486,000 increase in our net loss was almost entirely driven by the increased costs of financing the development of the Karakuduk Field and additional non-cash interest expense recognized upon conversion of our outstanding Notes. Alternatively, we recognized $206,000 in net equity income from our investment in KKM, reflecting KKM's increased production and sales of its crude oil reserves.

While interest income increased by $214,000 from the three months ended September 30, 1999, interest expense increased $22,454,000 compared to the same period. The increase in interest expense reflects a non-recurring, non-cash interest charge of $20,340,000 from the September 2000 conversion of Notes with an aggregate principal amount of $20,846,000. The Notes' conversion feature, at $1.86 per share, was a "beneficial conversion feature" as addressed in EITF 98-5. EITF 98-5 requires the recognition of additional interest expense equal to the face value of the Notes, net of original discount of $506,000, upon conversion of the Notes. The remaining increase in interest expense is primarily related to the financing costs of the Loan with Shell Capital and interest accrued on the Notes through the date of conversion. See Notes 7 and 8 of the consolidated financial statements.

General and administrative costs increased by $675,000 from the three months ended September 30, 1999, primarily due to higher insurance premiums under the OPIC political risk insurance policy and additional legal fees incurred during the period.

We recognized $206,000 in net equity income from our investment in KKM for the three months ended September 30, 2000, compared to a net equity loss of $254,000 for the three months ended September 30, 1999. During the quarter ended September 30, 2000, KKM recognized $633,000 in operating income, reflecting the sale of approximately 183,000 barrels of crude oil for $3,627,000, net of transportation costs. For the comparable period in 1999, KKM recognized an operating loss of $624,000 without generating any revenue from oil sales. In application of EITF 99-10, we recognized 100% of KKM's net income for the quarter to recapture prior losses recognized in excess of our 50% equity interest in KKM. Equity income or loss is presented net of Chaparral's 50% share of accrued interest revenue from Chaparral's loan to KKM. See Note 11 of the consolidated financial statements.

Results of Operations for Nine Months Ended September 30, 2000 Compared to the
--------------------------------------------------------------------------------
Nine Months Ended September 30, 1999
------------------------------------

Our operations during the nine months ended September 30, 2000, resulted in a net loss of $26,590,000, compared to a net loss of $2,189,000 for the nine months ended September 30, 1999. The $24,401,000 increase in our net loss was almost entirely driven by the increased costs of financing the development of the Karakuduk Field and additional non-cash interest expense recognized upon conversion of our outstanding Notes. Alternatively, we recognized $58,000 in net equity income from our investment in KKM, reflecting KKM's increased production and sales of its crude oil reserves.

While interest income increased by $492,000 from the nine months ended September 30, 1999, interest expense increased $24,984,000 compared to the same period. The increase in interest expense reflects a non-recurring, non-cash interest charge of $20,340,000 from the September 2000 conversion of Notes with an aggregate principal amount of $20,846,000. The Notes' conversion feature, at $1.86 per share, was a "beneficial conversion feature" as addressed in EITF 98-5. EITF 98-5 requires the recognition of additional interest expense equal to the face value of the Notes, net of original discount of $506,000, upon conversion of the Notes. The remaining increase in interest expense is primarily related to the financing costs of the Loan with Shell Capital, including interest expense of $2,874,000 and discount amortization of $687,000 through September 30, 2000.

Chaparral also recognized accrued interest of $773,000 on the Notes through the date of conversion, plus related discount amortization of $464,000. See Notes 7 and 8 of the consolidated financial statements.

General and administrative costs increased by $884,000 from the nine months ended September 30, 1999, primarily due to higher insurance premiums under the OPIC political risk insurance policy and additional legal fees incurred during the period.

We recognized $58,000 in net equity income from our investment in KKM for the nine months ended September 30, 2000, compared to a net equity loss of $947,000 for the nine months ended September 30, 1999. Through September 30, 2000, KKM recognized $1,241,000 in operating income, reflecting the sale of approximately 408,800 barrels of crude oil for approximately $7,100,000, net of transportation costs. For the comparable period in 1999, KKM recognized an operating loss of $2,252,000 without generating any revenue from oil sales. In application of EITF 99-10, we recognized 100% of KKM's net income for the period to recapture prior losses recognized in excess of our 50% equity interest in KKM. Equity income or loss is presented net of Chaparral's 50% share of accrued interest revenue from Chaparral's loan to KKM. See Note 11 of the consolidated financial statements.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

On February 11, 2000, we entered the Hedge Agreement, paying $4.0 million for put contracts to sell a total of 1,562,250 barrels of North Sea Brent crude. The exercise prices of the various put contracts range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). As of September 30, 2000, the market value of the put contracts underlying the Hedge Agreement was $261,000.

                           Part II - Other Information



Item 2 - Changes in Securities and Use of Proceeds

On September 21, 2000, Chaparral converted Notes with an aggregate principal amount of $20,846,000, plus accrued interest of $899,000, into 11,690,259 shares of our common stock at a conversion price of $1.86 per share. Chaparral issued 9,737,834 shares of common stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and 1,952,425 shares of common stock in reliance upon the exemption from registration under Regulation S. The holders of the Notes had available all material information concerning Chaparral and the stock certificate bears an appropriate restrictive legend under the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

The converted Notes consisted of $10,040,000 of Chaparral's Notes issued during the fourth quarter of 1999 and $10,806,000 issued during 2000, including Notes totaling $3,300,000 in January and February, $3,000,000 in August, and $4,506,000 in September 2000, respectively. The Notes were issued to various related parties and other non-affiliated investors. Notes issued to related parties totaled $14,690,000, including $9,827,000 to Allen, $4,051,000 to
Whittier, $662,000 to Mr. McMillian, the Co-Chairman and Chief Executive Officer of Chaparral, and $150,000 to a relative of Jim Jeffs, the other Co-Chairman of Chaparral.

In exchange for the Notes, Chaparral received $15,556,000 in cash and canceled $5,290,000 in promissory notes issued previously in 1999, plus accrued interest thereon, to Allen ($3,827,000), Whittier ($1,051,000), Mr. McMillian ($412,000).

On September 21, 2000, Chaparral executed a stock subscription agreement with Capco, whereby Capco would acquire $3,000,000 of Chaparral's common stock on or before October 30, 2000 at $1.86 per share, or 1,612,903 shares. Chaparral issued the common stock in reliance upon the exemption from registration under Regulation S. Capco had available all material information concerning Chaparral and the stock certificate bears an appropriate restrictive legend under the Securities Act of 1933, as amended. No underwriter was involved in the transaction. Capco was also a holder of two Notes with an aggregate principal amount of $750,000, which were converted along with accrued interest, into 427,113 shares of Chaparral's common stock on September 21, 2000. See above.

Item 4 - Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of Chaparral's stockholders during the quarter ended September 30, 2000.


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits



         Number     Exhibit
         ------     -------

          4.1 Non-Negotiable Promissory Note, dated August 5, 2000, principal amount $500,000, to Ecotels International Limited

          4.2 Non-Negotiable Promissory Note, dated August 5, 2000, principal amount $500,000, to Whittier Ventures LLC

          4.3 8% Non-Negotiable Convertible Subordinated Promissory Note, dated August 21, 2000, principal amount $750,000, to Dardana Limited

          4.4 8% Non-Negotiable Convertible Subordinated Promissory Note, dated August 21, 2000, principal amount $750,000, to Goldrust Venture Capital Limited

          4.5 8% Non-Negotiable Convertible Subordinated Promissory Note, dated August 21, 2000, principal amount $750,000, to Sage Operating Ltd.

          4.6 8% Non-Negotiable Convertible Subordinated Promissory Note, dated August 21, 2000, principal amount $750,000, to Stardust Fund Limited

          4.7 8% Non-Negotiable Convertible Subordinated Promissory Note, dated September 21, 2000, principal amount $2,000,000, to Allen & Company Incorporated

          4.8 8% Non-Negotiable Convertible Subordinated Promissory Note, dated September 21, 2000, principal amount $2,000,000, to Whittier Ventures LLC

          4.9 8% Non-Negotiable Convertible Subordinated Promissory Note, dated September 15, 2000, principal amount $505,600, to Ecotels International Limited

          10.1 Subordination Agreement, dated August 21, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Dardana Limited

          10.2 Subordination Agreement, dated August 21, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Goldrust Venture Capital Limited

          10.3 Subordination Agreement, dated August 21, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Sage Operating Ltd

          10.4 Subordination Agreement, dated August 21, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Stardust Fund Limited

          10.5 Letter from the Agency of the Republic of Kazakhstan on Investments to Closed Type JSC Karakudukmunay dated July 4, 2000

          10.6 Deed between Chaparral Resources, Inc, Whittier Ventures LLC, Ecotels International Limited, Dardana Limited, Goldrust Venture Capital Limited, Stardust Fund Limited, Sage Operating Ltd., and Shell Capital Services Limited, dated August 21, 2000

          10.7 Pledge Agreement between Chaparral Resources, Inc. and Capco Resources, Ltd. dated September 21, 2000

          10.8 Amended Letter Agreement, dated October 11, 2000, between Chaparral Resources, Inc. and Capco Resources, Ltd.

          27        Financial Data Schedule

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed for during the quarter ended September 30, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 2000



                                          Chaparral Resources, Inc.



                                          By: /s/ Michael B. Young
                                          --------------------------------
                                          Michael B. Young, Treasurer,
                                          Controller and Principal
                                          Accounting Officer

                                  Exhibit Index



          Number    Exhibit
          ------    -------

          4.1 Non-Negotiable Promissory Note, dated August 5, 2000, principal amount $500,000, to Ecotels International Limited

          4.2 Non-Negotiable Promissory Note, dated August 5, 2000, principal amount $500,000, to Whittier Ventures LLC

          4.3 8% Non-Negotiable Convertible Subordinated Promissory Note, dated August 21, 2000, principal amount $750,000, to Dardana Limited

          4.4 8% Non-Negotiable Convertible Subordinated Promissory Note, dated August 21, 2000, principal amount $750,000, to Goldrust Venture Capital Limited

          4.5 8% Non-Negotiable Convertible Subordinated Promissory Note, dated August 21, 2000, principal amount $750,000, to Sage Operating Ltd.

          4.6 8% Non-Negotiable Convertible Subordinated Promissory Note, dated August 21, 2000, principal amount $750,000, to Stardust Fund Limited

          4.7 8% Non-Negotiable Convertible Subordinated Promissory Note, dated September 21, 2000, principal amount $2,000,000, to Allen & Company Incorporated

          4.8 8% Non-Negotiable Convertible Subordinated Promissory Note, dated September 21, 2000, principal amount $2,000,000, to Whittier Ventures LLC

          4.9 8% Non-Negotiable Convertible Subordinated Promissory Note, dated September 15, 2000, principal amount $505,600, to Ecotels International Limited

          10.1 Subordination Agreement, dated August 21, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Dardana Limited

          10.2 Subordination Agreement, dated August 21, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Goldrust Venture Capital Limited

          10.3 Subordination Agreement, dated August 21, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Sage Operating Ltd

          10.4 Subordination Agreement, dated August 21, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Stardust Fund Limited

          10.5 Letter from the Agency of the Republic of Kazakhstan on Investments to Closed Type JSC Karakudukmunay dated July 4, 2000

          10.6 Deed between Chaparral Resources, Inc, Whittier Ventures LLC, Ecotels International Limited, Dardana Limited, Goldrust Venture Capital Limited, Stardust Fund Limited, Sage Operating Ltd., and Shell Capital Services Limited, dated August 21, 2000

          10.7 Pledge Agreement between Chaparral Resources, Inc. and Capco Resources, Ltd. dated September 21, 2000

          10.8 Amended Letter Agreement, dated October 11, 2000, between Chaparral Resources, Inc. and Capco Resources, Ltd.

          27        Financial Data Schedule