Form 10-K/A
period 1999-12-31
CHAPARRAL RESOURCES INC
filed 2000-12-04
CIK 19252

FORM 10-K/A
                                 Amendment No. 3
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.


                         Commission file number: 0-7261


                            CHAPARRAL RESOURCES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                              84-0630863
 -----------------------------                               -----------------
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

     Through our two significant subsidiaries, Central Asian Petroleum (Guernsey), Ltd. ("CAP-G"), a Guernsey company, and Central Asian Petroleum, Inc. ("CAP-D"), a Delaware company, we own a 50% interest in Closed Type JSC Karakudukmunay ("KKM"), a Kazakh joint stock company that holds a governmental license to develop the Karakuduk Oil Field. Since 1995, the business of Chaparral has been the development of the Karakuduk Field. The domestic oil and gas assets of Chaparral were divested during 1996 and 1997 to fund the development of the Karakuduk Field. The Karakuduk Field is a 16,900 acre oil field in the Republic of Kazakhstan. The government of the former Soviet Union discovered the Karakuduk Field in 1972 and drilled 22 exploratory and development wells, none of which were produced commercially. KKM has re-established oil production from some of the existing wells previously drilled in the Karakuduk Field, as well as initiating its own drilling program. KKM began commercial oil production from the Karakuduk Field as of November 1, 1999. We plan to fully develop and commercially produce the oil reserves in the Karakuduk Field.

     Currently, the Karakuduk Field is our only oil field. We are in the process of identifying and evaluating other oil fields for possible acquisition and development. Chaparral has no other significant subsidiaries besides CAP-G and CAP-D.

We have sustained significant operating losses in recent years, and we may fail as an operating company.

     We have incurred significant operating losses for each of our last five fiscal years. We had an accumulated deficit of $24,983,000 as of December 31, 1999. We may continue to experience significant losses in the future. If so, we may be unable to continue operations, which could result in a default under our loan agreement with Shell Capital Limited, bankruptcy, and the loss of our investment in the Karakuduk Field.

     Currently, there is substantial doubt about our ability to continue as a going concern. Our auditors have included a "going concern" explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 1999. See "Item 8 - Financial Statements and Supplemental Data."

We are substantially leveraged which limits our ability to raise additional financing and may adversely affect our business operations.

     We have entered into a loan with Shell Capital to provide up to $24,000,000 in financing for the development of the Karakuduk Field. The loan subjects us to numerous covenants and events of default. Our ability to obtain additional debt or equity financing in the future for working capital, general corporate purposes, capital expenditures, and acquisitions is severely restricted under the loan, as well as our ability to acquire or dispose of significant assets and pursue other business opportunities. These restrictions severely limit our ability to obtain new capital and make us more vulnerable and less able to react to adverse economic conditions. Our failure to meet the terms of the loan could result in an event of default and the loss of our investment in the Karakuduk Field. The terms of the loan are described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The financing costs of the loan are significant. A substantial portion of our future cash flow from operations will be required for debt service and may not be available for other purposes. We expect $36,000,000 to $48,000,000 of our future available cash flows will be utilized to service the loan, which depends upon future available cash flows to Chaparral from the Karakuduk Field. Future available cash flows from the Karakuduk Field are contingent upon many factors beyond our control, including successful development of the underlying oil reserves from the Karakuduk Field, production rates, production and development costs, oil prices, access to oil transportation routes, and political stability in the region.

If we are unable to fulfill the requirements to maintain our license to operate in the Karakuduk Field, we will be unable to continue our operations in the Karakuduk Field.

     KKM's license from the government of the Republic of Kazakhstan allows KKM to explore and develop the Karakuduk Field. The license establishes minimum work thresholds and capital spending requirements that KKM must meet in order to maintain the license.

     As of March 24, 2000, KKM is required to drill 6 additional new wells and invest an additional $13,500,000 in the development of the Karakuduk Field by June 30, 2000, unless we obtain waivers or deferrals from the licensing authority. We are required to provide funds necessary for KKM to enable it to satisfy the work plan and maintain the license. If necessary, KKM will request a deferral of these financial commitments; however, no assurances can be given that the licensing authority will grant a deferral.

     KKM's failure to satisfy the conditions under the license could cause the licensing authority to cancel the license. If the license is cancelled, we will be unable to develop and sell oil produced from the Karakuduk Field, and we will have no other source of revenues.

The development of oil reserves is a risky business, and our efforts to develop, produce, and market oil reserves may be unsuccessful.

     The development of oil reserves is a high risk endeavor and is frequently marked by unprofitable efforts, such as:

     o    drilling unproductive wells;

     o drilling productive wells which do not produce sufficient amounts of oil to return a profit; and

     o production of developed oil reserves which cannot be marketed or cannot be sold for adequate market prices.

     No assurances can be given that we will be able to successfully develop, produce, and market the oil reserves underlying the Karakuduk Field or elsewhere. The development of oil reserves inherently involves a high degree of risk, even though the reserves are proven. Our risks are increased because our activities are concentrated in areas where political or other unknown developments could adversely affect commercial development of the reserves. Costs necessary to acquire, explore, and develop oil reserves are substantial. No assurances can be given that we will recover the costs incurred to acquire and develop the Karakuduk Field and if the costs incurred exceed our revenues, then our operations will not be profitable. If we fail to generate sufficient cash flow from operations to repay the loan, we may lose our entire investment in the Karakuduk Field pledged as collateral to Shell Capital.

We may be unable to compete effectively with larger, well-capitalized or more experienced companies in the oil and gas industry.

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

The oil market is unstable and the price we receive for our oil may not be sufficient to generate revenues in excess of our costs of production or sufficient cash flow to service our debt obligations.

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

     We are uncertain about the prices at which we will be able to sell oil that we produce. Our estimated future net revenue from oil sales is highly dependent on the price of oil, as well as the amount of oil produced. The volatility of the energy market makes it difficult to estimate future prices of oil. Various factors beyond our control affect these prices. These factors include:

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

We have purchased $4,000,000 of oil hedges, which could mature with oil prices in excess of the strike prices and result in significant impairment or a total loss of our hedge investment.

     In February 2000, we purchased hedges (put contracts) for a total of 1,562,250 barrels of North Sea Brent crude oil for $4,000,000. The exercise prices of the hedges range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending December 2002. Given the volatile nature of prices for oil, it is possible that all or a significant portion of the hedges could reach maturity with oil prices in excess of the applicable strike prices, rendering the hedges worthless. If so, our entire hedge investment could be lost or significantly impaired. We cannot sell or terminate the hedges without the approval of Shell Capital, which may prevent us from taking advantage of changes in oil prices that might increase the value of all or part of the hedges. As of March 31, 2000, the hedges were valued at $1,755,000. See "Item 7A - Quantitative and Qualitative Disclosure About Market Risk."

We may face liability for risks associated with drilling for and producing oil and gas.

     There are many risks incident to drilling for and producing oil and gas. These risks include blowouts, cratering, fires, equipment failure and accidents. Any of these events could result in personal injury, loss of life and environmental and/or property damage. If such an event does occur, we may be held liable and we are not fully insured against these risks. In fact, many of these risks are not insurable. The occurrence of such events that are not fully covered by insurance may require us to pay damages, which would reduce our profits. As of March 24, 2000, we have not experienced any material losses due to these events.

Because we do not entirely own and control KKM, we must obtain the consent of other KKM stockholders in order to take actions, or operations may come to a standstill.

     Through a subsidiary, we own a 50% interest in KKM. The other stockholders of KKM are KazakhOil, the national petroleum company of the Republic of Kazakhstan, and a private Kazakhstan joint stock company. KazakhOil owns a 40% interest in KKM and the private Kazakh joint stock company owns the remaining 10%. The government of Kazakhstan indirectly owns 40% of KKM through KazakhOil's direct ownership interest.

     Because we only control a 50% interest in KKM, we must seek the approval of one of the other two stockholders before KKM can take any major action, such as approving KKM's annual budget and work program, employing experts, appointing and removing KKM's management, and approving KKM's material operations and activities. If we are unable to obtain the approval of one of these stockholders, the operations of KKM may come to a standstill. There are no practical mechanisms in the agreements among the KKM stockholders to effectively resolve deadlocks. A deadlock could halt KKM's operations and ultimately result in the loss of KKM's rights to explore and develop the Karakuduk Field.

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

The environmental regulations to which we are subject may become more numerous, and compliance with them may become more expensive and make production less profitable.

     We must comply with Kazakh laws and international requirements that regulate the discharge of materials into the environment. Furthermore, our loan and political risk policy (described below) both require that we comply with the World Bank's environment, health, and safety guidelines for onshore oil and gas development. Environmental protection and pollution control could, in the future, become so restrictive as to make production unprofitable. Furthermore, we may be exposed to potential claims and lawsuits involving such environmental matters as soil and water contamination and air pollution. We are currently in compliance with all local and international environmental requirements and are closely monitored by the Kazakh environmental authorities. We have not made any material capital expenditures for environmental control facilities and have no plans to do so in the foreseeable future.

Taxation, customs declarations, production controls and other government regulations may make our operations in Kazakhstan less profitable.

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

     If disputes arise, we may be unable to enforce our rights under the laws of the Republic of Kazakhstan.

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

     In order to counteract some of these potential difficulties, we obtained political risk insurance through the Overseas Private Investment Corporation ("OPIC"), covering 90% of the book value of our investment in KKM up to a maximum of $50,000,000. Our OPIC policy provides coverage for acts, which could be committed against us by the government of the Republic of Kazakhstan or other parties in times of severe political instability. The OPIC policy generally provides the following types of risk coverage:

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

     o Political Violence. The loss or impairment of our investment due to politically motivated violent acts, including war, revolution, insurrection, or politically motivated civil strife, terrorism and sabotage; and

     o Interference with Operations. The loss or impairment of our investment due to political violence lasting more than six months.

     While the OPIC policy provides significant political risk coverage, it does not address political risks outside of the Republic of Kazakhstan or cover every contingency within Kazakhstan. The OPIC policy does not cover commercial risks, whatsoever. If social, political, or economic strife in the region hinder KKM or our operations in a manner that is not covered by our OPIC policy, we will bear the full burden of any resulting loss or damage. If we do have a future claim under the OPIC policy, we may be required to assign all or a portion of our rights to the Karakuduk Field to OPIC before any insurance payments will be made. The OPIC policy only covers 90% of our book value of our investment in KKM, but there is no assurance any proceeds received will cover 90% of our actual losses incurred or be sufficient to cover our outstanding indebtedness repayable to our creditors.

Our limited access to transportation routes to markets may hinder our attempts to sell our oil.

     To maximize the value of our assets in Kazakhstan, we must not only extract oil, but we must also transport it to appropriate markets for sale. The exportation of oil from Kazakhstan depends on access to transportation routes, particularly the Russian pipeline system. Transportation routes are limited in number and access to them is regulated and restricted. If any of our agreements relating to oil transportation or marketing are breached, or if we are unable to renew such agreements upon their expiration, we may be unable to transport or market our oil. Also, a breakdown of the Kazakhstan or Russian pipeline systems could seriously delay or even halt our ability to sell oil. Any such event would result in reduced revenues.

     Obtaining the necessary quotas and permissions to export production through the Russian pipeline system can be extremely difficult, if not impossible in some circumstances. Although our agreements with the government of the Republic of Kazakhstan grant us the right to export, and to receive export quota, we cannot provide any assurances that we will receive export quota or any other approvals required to export and deliver our production.

     In November 1999, KKM entered into a long-term crude oil sale agreement with Shell Trading International Limited ("STASCO"), an affiliate of Shell Capital, for the sale of 100% of KKM's oil production on the export market. STASCO will take title of KKM's crude oil at various delivery points outside of Kazakhstan. Under the terms of the crude oil sales agreement, KKM is responsible for obtaining export quotas and all other permissions from Kazakhstan, Russia, or other relevant jurisdictions, necessary to transport and deliver KKM's oil production to STASCO. The loan requires KKM to sell all of its oil production to STASCO, unless otherwise approved by STASCO and Shell Capital. See "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     In January 2000, KKM entered into a marketing services agreement with KazakhOil, whereby KazakhOil will assist KKM with export oil sales under the crude oil sales agreement, including obtaining export quotas from the government of the Republic of Kazakhstan, consulting on procedures required for the nomination and delivery of oil sales, obtaining other necessary approvals and permissions, and preparation of relevant documentation. KKM has entered into a similar contract with KazTransOil, the state owned pipeline transportation company. KKM can utilize the services of either KazakhOil or KazTransOil to facilitate future export oil sales.

The Republic of Kazakhstan may require that we sell a portion of our oil on the domestic market which would result on a significant loss of revenue.

     The government of the Republic of Kazakhstan has recently stated that it may require all oil and gas producers within Kazakhstan to supply some portion of their year 2000 production to local Kazakh refineries to meet domestic energy needs. If the Republic of Kazakhstan institutes such a policy, we could suffer a significant loss of revenue resulting in a default of our loan with Shell Capital. As of March 24, 2000, KKM has not been required to supply any oil locally.

Severe weather conditions may impede our operations in the Karakuduk Field.

     Although our business is not seasonal, severe weather conditions could impede our drilling and exploration activities. Any inability to conduct such activities could delay our discovery and production of oil.

Employees
---------

     As of March 24, 2000, we had 6 full-time employees, one part-time employee, and one consultant. KKM had 161 employees and retains independent contractors on an as needed basis through us. We believe that our relationship with our employees and consultants is good.

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

     Although we believe that these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and you are encouraged to exercise caution in considering such forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are not under any duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results, unless otherwise required by law.


ITEM 2. PROPERTIES

Properties
----------

The Karakuduk Field

     The Karakuduk Field is located in the Mangistau Region of the Republic of Kazakhstan. The license to develop the Karakuduk Field covers an area of approximately 16,900 acres and has been granted to KKM for a period of 25 years. KKM obtained approval to develop the Karakuduk Field from Kazakhstan's Ministry of Energy and Natural Resources in 1995. We own a 50% interest in KKM.

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

     As of December 31, 1999, the Karakuduk Field has total estimated proven reserves of approximately 67.58 million barrels, net of government royalty, of which our proportional equity interest equals 33.79 million barrels. The reserve estimates are supported by a reserve study conducted in 1995, which was reviewed by the Ryder Scott Company Petroleum Engineers, an internationally recognized petroleum engineering firm. Ryder Scott issued an opinion letter dated October 8, 1999, supporting the reasonableness of the reserve estimates based upon their review of the original reserve report and supporting reservoir data. Ryder Scott also considered all actual data available since 1995.

     We have not previously disclosed proven reserves from the Karakuduk Field because of the necessary financing required to develop the Karakuduk Field. We are responsible for providing 100% of the funding necessary for the development of the Karakuduk Field, which is not provided by third-party sources. KKM plans to meet its funding requirements through loans from us and through proceeds from the sale of oil extracted from the Karakuduk Field. As of March 24, 2000, we have loaned KKM in excess of $35 million to fund KKM's operations. While we have invested significant amounts of capital into the Karakuduk Field, the funds necessary to complete the field infrastructure and execute a practical drilling program have not been readily available to us prior to executing the loan with Shell Capital. The loan, and other related equity commitments it requires, allows us to develop the underlying reserves, making the Karakuduk Field commercially viable.

     The Karakuduk Field is approximately 18 miles north of the main utility corridor, which includes the Mukat-Mangishlak railroad, the Mangishlak-Astrakghan water pipeline, the Beyneu-Uzen high voltage utility lines, and the Uzen-Atrau-Samara oil and gas pipelines. KKM, according to its agreements with Kazakhstan, has a right to use the existing oil export pipeline and related utilities. KKM also has a contract with KazTransOil JSC, the state-owned company controlling the export pipeline. The contract grants KKM rights to use the export pipeline for transportation of crude oil to local and export markets, subject to transit quota restrictions, and as a temporary storage facility until the produced hydrocarbons are sold by KKM.

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

     The crude oil sales agreement requires KKM to sell 100% of its crude oil production, net of royalty-in-kind, to STASCO at one of six delivery locations outside of Kazakhstan. The agreement is effective for a 5-year term beginning in February 2000, and is renewable for 12-month periods after that. STASCO may terminate the crude oil sales agreement if KKM does not nominate a sale for six consecutive months, KKM enters into a sales agreement with a third-party, CAP-G ceases to own at least 50% of KKM, or the loan is terminated or repaid. KKM may terminate the crude oil sales agreement if the loan is repaid in full or STASCO fails to pay amounts due to KKM.

     Under the crude oil sales agreement, KKM is responsible for obtaining export quotas and all other permissions from Kazakhstan, Russia, or other relevant jurisdictions, necessary to transport and deliver KKM's oil production to STASCO. STASCO is responsible for nominating and coordinating an oil tanker, if necessary, and arranging for the resale/marketing of the crude oil purchased. The sales prices to be received by KKM are based upon various factors, including the point of delivery, current market oil prices, the size and quality of the crude oil delivered, the size and type of tanker utilized (if any), and applicable flat tanker rates (if any). KKM pays STASCO a commission on each oil sale, calculated on a sliding scale based upon total annual crude oil quantities delivered: $0.15 per barrel up to 5 million barrels, $0.10 per barrel from 5 to 10 million barrels, and $0.05 per barrel beyond 10 million barrels. All other prices/costs utilized in the sales price formula are from published sources or are actual costs incurred.

     The six delivery points include three preferred port facilities on the Black Sea (Novorossiisk, Odessa, and Ventspills) and three onshore pipeline facilities (Dudkovce, Feyeshlitke, or Adamovo). KKM must use its best efforts to deliver crude oil to the three port locations. Minimum delivery quantities are approximately 460,000 barrels of crude oil for the port locations and 22,000 barrels for the pipelines. KKM has a contractual right to deliver undersized cargoes to the port facilities through December 31, 2000, which may be extended with the approval of STASCO, but will incur additional freight charges if a tanker is loaded below its tonnage capacity. Third-party sellers, however, may offset capacity shortages in the tanker, with STASCO's approval.

     Sales prices at the port locations are based upon quoted Urals crude oil prices from Platt's Crude Oil Marketwire, net of published freight charges published in both Platt's Dirty Tanker Wire and the Worldscale Tanker Nominal Freight Scale. Payment is made by STASCO within 30 days of receipt of the final bill of lading and KKM's invoice for the sale, unless otherwise agreed by both parties. Sales prices received from pipeline deliveries equal the sales price received by STASCO from their third party buyers of KKM's crude oil. STASCO negotiates the best price possible and passes on the proceeds, net of their applicable sales commission and incidental expenses, to KKM. Payment for onshore pipeline sales is made on the earlier of 45 days or the date STASCO agrees to a sales price with the third party buyer.

     The crude oil sales agreement also includes a provision for KKM's delivery of crude oil to the Caspian Pipeline Consortium pipeline, which is currently being constructed from the Tengiz field in Kazakhstan to Novorrossiisk. KKM is in the early stages of evaluating alternatives available, if any, to connect to the Consortium's pipeline from the Karakuduk Field.

     KKM's sale of test production during 1999 generated $1,019,000, net of transportation and production costs. Related production and marketing costs were approximately $1,254,000. KKM recorded the sale of test production as cost recovery and did not record any revenues in 1999. KKM has nominated approximately 219,000 barrels of crude oil for April 2000 delivery to STASCO at the port of Odessa. KKM is currently awaiting final confirmation of its export quota for the year 2000 from the government of the Republic of Kazakhstan, but has already obtained approval for export quota for the April 2000 nomination.

     During 1999, KKM drilled and successfully completed Well #101, and continued to produce from two re-completions of previously existing wells worked over in 1998. KKM suspended drilling activities for the majority of 1999 due to a dispute with the drilling contractor and the lack of financing required to obtain another drilling rig. In the fourth quarter of 1999, KKM entered into a second drilling contract with KazakhOil Drilling Service Company, a subsidiary of KazakhOil, and spudded Well #102 on December 31, 1999. Well #102 has been successfully completed, and is undergoing post-completion production tests. Drilling of Well #103 should commence on or before March 31, 2000.

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

     See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Reserves.
     --------

     As of December 31, 1999, the Karakuduk Field has total estimated proven reserves of approximately 67.58 million barrels, net of government royalty, of which we have a proportional equity interest in approximately 33.79 million barrels, based upon our 50% equity interest in KKM. The reserve estimates are supported by a reserve study of the Karakuduk Field conducted in 1995, which was reviewed by Ryder Scott. Ryder Scott issued an opinion letter dated October 8, 1999, supporting the reasonableness of the reserve estimates based upon their review of the original reserve report and supporting reservoir data. Ryder Scott also considered all actual data available since 1995.

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

     Net Quantities of Oil and Gas Produced.
     --------------------------------------

Our net oil and gas production for each of the last three fiscal years was as follows:


                                   As of the Year Ended December 31,
                           -----------------------------------------------
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

     Productive Wells and Acreage.
     ----------------------------

     As of December 31, 1999, we had interests in 3 gross productive oil wells (1.5 net oil wells), and no producing gas wells. There were no multiple completion wells. Production was from 16,900 gross acres and 11,300 developed acres.

     Undeveloped Acreage.
     -------------------

     As of December 31, 1999, we had no interests in undeveloped acreage.

     Drilling Activity.
     -----------------

     During the last three fiscal years ended December 31, 1999, our net interests in exploratory and development wells drilled were as follows:

                     Exploratory Wells, Net         Development Wells, Net
     Year Ended      ----------------------         ----------------------
    December 31,     Productive         Dry         Productive        Dry
    ------------     ----------         ---         ----------        ---

        1997             --              --             --             --

        1998*           1.0              --             --             --

        1999             .5              --             --             --


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

ITEM 3. LEGAL PROCEEDINGS

     In April 1999, the owner of the drilling rig operated by Challenger Oil Services, PLC in the Karakuduk Field, Oil & Gas Exploration Cracow, Ltd. ("OGECC"), terminated its contract with Challenger. As a result of the termination of the contract between Challenger and OGECC, KKM terminated the drilling contract between KKM and Challenger, and arbitration proceedings were instituted in accordance with the terms of such drilling contract. In the arbitration, Challenger claimed that it was entitled to $9,800,000 in damages. In February 2000, Chaparral, KKM, Challenger, and OGECC reached a mutual settlement and release for all parties involved. The settlement requires KKM to pay outstanding accrued liabilities to Challenger for prior work performed totaling $1,336,000. We also agreed to fully discharge a note receivable from Challenger in the amount of $1,009,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fiscal quarter ended December 31, 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently traded on the Nasdaq Small-Cap Market under the symbol "CHAR".

     As of March 15, 2000, we had 1880 stockholders of record of our common stock. No dividend has been paid on our common stock, and there are no plans to pay dividends in the foreseeable future. We cannot pay any dividends without Shell Capital's consent while the loan is outstanding. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following table shows the range of high and low bid prices for each quarter during our last two calendar years ended December 31, 1999 and 1998, as reported by the National Association of Securities Dealers, Inc.

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


     The following is information as to all securities sold since October 1, 1999, which were not registered under the Securities Act of 1933, as amended.

     Effective as of September 30, 1999, we issued to Dr. Jack A. Krug, our former President and Chief Operating Officer, an additional 2,361 shares of common stock according to his employment agreement. We issued the common stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act. Dr. Krug had available all material information concerning Chaparral prior to such sale.

     During the fourth quarter of 1999, we issued a total of $10,040,000 of our 8% Non-Negotiable Convertible Subordinated Promissory Notes, or notes, to various related parties and other non-affiliated investors. Notes issued to related parties totaled $8,290,000, including $5,827,000 from Allen & Company, Inc., $2,051,000 from Whittier Ventures, LLC., and $412,000 from John G. McMillian, our Co-Chairman and Chief Executive Officer. In exchange for the notes, we received $4,750,000 in cash and canceled $5,290,000 in promissory notes issued by us previously in 1999, plus accrued interest thereon, to Allen &

Company ($3,827,000), Whittier ($1,051,000), and Mr. McMillian ($412,000). The
notes, plus accrued interest, are convertible into our common stock at a conversion price of $1.86 per share, subject to the approval of our stockholders. We issued the notes in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The purchasers of the notes had available all material information concerning Chaparral prior to such sale. Each purchaser of the notes is an accredited investor.

     We issued an additional $3,300,000 of our notes during January and February 2000 to various related parties and other non-affiliated investors. Additional notes issued to related parties totaled $2,400,000, including $2,000,000 to Allen & Company, $250,000 to Mr. McMillian, and $150,000 to a relative of Jim Jeffs, our Co-Chairman. We issued the notes in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The purchasers of the notes had available all material information concerning Chaparral prior to such sale.

     In connection with finalizing the loan, we issued to Shell Capital a warrant to purchase up to 15% of our outstanding common stock in February 2000. The Shell warrant is non-transferable and will be exercisable on the earlier of project completion or June 30, 2001. The Shell warrant contains registration rights and is subject to anti-dilution provisions. The Shell warrant's exercise price is $15.45 per share. We issued the warrant in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The holder of the warrant had available all material information concerning Chaparral prior to such sale. Shell Capital is an accredited investor.



ITEM 6. SELECTED FINANCIAL DATA

                                        As of or for the Year         Month of             As of or for the Year Ended
                                          Ended November 30           December                      December 31
                                   ------------------------------    ----------   -----------------------------------------------
                                        1995             1996           1996          1997             1998              1999
                                   -------------    -------------    ----------   -------------    -------------    -------------
Oil and gas sales (1)              $     255,000    $     147,000          --              --               --               --
Total revenues                           255,000          147,000          --              --               --               --
Noncash write-down of oil
  and gas properties                     619,000             --            --              --               --               --
Net loss                                (704,000)      (2,416,000)   $ (130,000)  $  (2,603,000)   $  (4,266,000)   $  (5,163,000)
Net loss per
  common share                             (2.24)           (4.52)         (.21)          (3.76)           (5.14)           (5.63)
Working capital (deficit)                366,000          259,000             *       3,356,000         (287,000)      (2,941,000)
Total assets                           5,595,000       14,498,000             *      23,519,000       34,324,000       41,303,000
Long-term obligations and
  redeemable preferred stock             461,000        1,491,000             *       4,710,000        5,060,000       14,776,000
Stockholders' equity                   4,920,000       12,114,000             *      18,578,000       27,579,000       22,851,000

          Other Data
          ----------

Present value of proven reserves         427,000             --            --              --               --        177,680,000(2)
Proven oil reserves (bbls)                66,185             --            --              --               --         33,788,822(3)
Proven gas reserves (mcf)              3,062,417             --            --              --               --               --



(1) In 1994, we made a strategic decision to pursue international oil and gas projects, and, by early 1997, we completely disposed of all domestic oil and gas properties through sales to third parties.

(2) See "Supplemental Information - Disclosures About Oil and Gas Producing Activities - Unaudited" included in the notes to our consolidated financial statements for year ended December 31, 1999.

(3)  See "Item 2 - Reserves."

*    Not applicable due to one month short period ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Liquidity and Capital Resources.
-----------------------------------

General Liquidity Considerations.
---------------------------------

     Our financial statements have been presented on the basis we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. The Karakuduk Field will require significant additional funding in order to obtain levels of production that would generate sufficient cash flows to meet future capital and operating spending requirements. We have recognized recurring operating losses and have a working capital deficiency as of December 31, 1999. In addition, there are uncertainties relating to Chaparral's and KKM's ability to meet commitments under KKM's license, and all expenditure and cash flow requirements through fiscal year 2000. KKM's agreements with the government of the Republic of Kazakhstan require KKM to meet expenditure and work commitments on or before June 30, 2000. If KKM fails to meet these commitments, KKM's right to develop the Karakuduk Field may be terminated and our investment in the Karakuduk Field may be lost. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

o Rights Offering. As a condition to the loan, we must utilize our best efforts to complete a rights offering to our stockholders to acquire not less than $6,000,000 of Chaparral's common stock on or before June 30, 2000. Two of Chaparral's related party stockholders, Allen & Company and Whittier Ventures, have each undertaken to exercise their full pro-rata share of the rights offering and, if the rights offering is not concluded on or before June 30, 2000, to each contribute $2,000,000 to Chaparral for either our common stock or indebtedness.

o Development of KKM's Proven Reserves. KKM has approximately 67.58 million barrels of estimated proven oil reserves, net of government royalty, of which our proportional equity interest is approximately 33.79 million barrels. As of March 24, 2000, KKM has produced approximately 525,000 barrels of crude oil, of which 325,000 barrels of test production was sold in 1999 for total proceeds of $1,019,000, net of transportation and production costs. As of March 24, 1999, KKM had approximately 200,000 barrels of crude oil in inventory and was producing approximately 1,100 barrels of oil per day. Capital spending for the development of the Karakuduk Field is expected to materially increase KKM's extraction of its proven reserves, generating significant cash flows from future oil sales to fund KKM's operations and repay our outstanding advances to KKM.

o Crude Oil Sales Agreement. In November 1999, KKM entered into the crude oil sales agreement with STASCO, an affiliate of Shell Capital, for the purchase of 100% of the oil production from the Karakuduk Field on the export market for world market oil prices. KKM has currently nominated approximately 219,000 barrels of crude oil for April 2000 delivery to STASCO under the terms of the crude oil sales agreement, with payment expected in late May or early June 2000. We expect KKM to obtain a substantially higher return from oil sales under the crude oil sales agreement than would otherwise be received from oil sales in Kazakhstan's local market.

     Our considerations for addressing our going concern uncertainty is partially based upon forward-looking events, which have yet to occur, including the successful consummation of the rights offering and the successful development, production, and sales of crude oil from the Karakuduk Field. Expected funding requirements necessary for development of the Karakuduk Field through December 31, 2000 are partially based upon future cash flows from the sale of KKM's crude oil production. These risks are partially mitigated by the current funding available under the loan, along with the equity support agreement with Allen & Company and Whittier for a $4,000,000 capital infusion into Chaparral in the event the rights offering is not completed by June 30, 2000.

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

1999 Activity.
--------------

     During 1999, we raised additional capital to finance the development of the Karakuduk Field, meet other working capital needs, and pay off a $975,000 loan from the Chase Bank of Texas, N.A. by issuing a total of $10,040,000 of our notes to various related parties and other non-affiliated investors. Notes issued to related parties totaled $8,290,000, including $5,827,000 from Allen & Company, $2,051,000 from Whittier, and $412,000 from John G. McMillian, our Co-Chairman and Chief Executive Officer. In exchange for the notes, we received $4,750,000 in cash and canceled $5,290,000 in promissory notes issued previously in 1999, plus accrued interest thereon, issued by us to Allen & Company ($3,827,000), Whittier ($1,051,000), and Mr. McMillian ($412,000). We issued an additional $3,300,000 of our notes during January and February 2000 to various related parties and other non-affiliated investors. Additional notes issued to related parties totaled $2,400,000, including $2,000,000 to Allen & Company, $250,000 to Mr. McMillian, and $150,000 to a relative of Jim Jeffs, our Co-Chairman.

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

     In March 2000, we paid Shell Capital a total of $750,000 for a beneficial interest in Shell Capital's policy for transportation risk insurance, covering some circumstances where KKM would be unable to export crude oil production outside of the Republic of Kazakhstan through the existing pipeline routes currently available. In the event coverage under Shell Capital's policy is triggered, proceeds from the policy would go to the benefit of Chaparral for use in making principal and interest payments required under the loan. The $750,000 payment for the beneficial interest in Shell Capital's transportation risk insurance covers the life of the loan (discussed below).

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

     In connection with finalizing the loan, we issued the Shell warrant to Shell Capital to purchase up to 15% of our outstanding common stock. The Shell warrant is non-transferable and will be exercisable on the earlier of project completion or June 30, 2001. The Shell warrant contains registration rights and is subject to anti-dilution provisions. The Shell warrant's exercise price is $15.45 per share.

     The loan subjects us to a significant number of restrictions, including various representations and warranties, positive and negative covenants, and events of default. These restrictions include, but are not limited to, the following:

o Pledge of Assets. We pledged substantially all of our assets to Shell Capital, including our interest in the Karakuduk Field. If an event of default occurs under the loan and is not timely cured, Shell Capital is entitled to remedies, including the right to accelerate repayment of the loan and obtain our rights to the Karakuduk Field.

o Business Alteration. We cannot engage in any other business except the ownership of KKM and the operation of the Karakuduk Field without the prior consent of Shell Capital.

o Rights Offering. We must use our best efforts to complete the rights offering on or before June 30, 2000. Allen & Company and Whittier have provided the equity support agreement to exercise their full pro-rata share of the rights offering or, if the rights offering is not completed, to each contribute $2,000,000 to Chaparral in exchange for our equity securities or indebtedness.

o Change in Control. We cannot enter into any transaction where a "group" as defined in the Securities Act of 1934 acquires or otherwise gains control of 20% or more of our outstanding shares of voting stock. Some transactions are exempt from this restriction, including, the conversion of our notes, the rights offering, the equity support agreement, conversion of our outstanding Series A Preferred Stock, the exercise of the Shell warrant, and a grant of non-statutory or statutory options to purchase up to 15% of our outstanding common stock to our officers, directors, employees, and consultants (subject to anti-dilution provisions). Furthermore, Allen & Company and Whittier, have agreed not to sell or otherwise transfer any of our common stock on or before June 30, 2000, and at no time let their ownership in us fall below 20%, unless otherwise agreed with Shell Capital.

o Charged Accounts. We must retain all cash receipts from oil sales, proceeds from the loan, and any other funds raised through approved equity or debt offerings in pledged bank accounts (the "Charged Accounts"). The Charged Accounts are controlled by Shell Capital. We retain title to the Charged Accounts, but Shell Capital directs all cash movements at our request. On a monthly basis, we request transfers of funds from the Charged Accounts into specific operating accounts controlled directly by us or by KKM, respectively.

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

o Dividends. KKM cannot pay dividends prior to project completion, and then only subject to Shell Capital's approval. We cannot pay any dividends without Shell Capital's consent.

o OPIC Insurance. We must maintain OPIC political risk insurance throughout the duration of the loan.

o Hedge Agreement. We will not cancel or terminate the hedging contracts entered into as part of the loan or enter into any other hedging transaction without Shell Capital's consent.

     The terms and conditions and related financing costs of the loan are significant. A substantial portion of our future cash flow from operations will be required for debt service and may not be available for other purposes. Our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, or acquisitions is also restricted, as well as our ability to acquire or dispose of significant assets or investments. These restrictions may make us more vulnerable and less able to react to adverse economic conditions. The failure of Chaparral to meet the terms of the loan, including the deadline for project completion, could result in an event of default and the loss of our investment in the Karakuduk Field.

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

     Our board of directors has approved a rights offering for 5,300,000 shares of our common stock convertible at $1.86 per share, or $9,858,000. The board of directors set the record date after the date of our Annual Meeting in order to permit the holders of the notes to participate in the rights offering. Under the terms of the equity support agreement, Allen & Company and Whittier have undertaken to exercise their full pro-rata share of the rights offering, which will be approximately $6,660,000, assuming conversion of the notes, plus accrued interest, into our common stock. If the rights offering is not completed prior to June 30, 2000, Allen & Company and Whittier will contribute an aggregate of $4,000,000 in exchange for our equity securities or indebtedness.

     KKM has nominated its first sale under the crude oil sales agreement for approximately 219,000 barrels of oil. Delivery is expected in April, with payment received in May 2000. Based on current market prices, net proceeds from the sale would equal approximately $4,000,000 to KKM. Additional oil sales are expected on at least a quarterly basis, as KKM works to increase production.

     While we fully expect to realize material cash benefits from some, or all, of the above transactions, we can provide no assurances that the rights offering, equity support agreement with Allen & Company and Whittier, conversion of the notes, or sales under the crude oil sales agreement will be consummated. If we fail to raise additional financial resources in the short term, through internal or external means, we may be unable to meet operational cash flow requirements or meet the terms of the loan. If so, we may lose our investment in KKM and the Karakuduk Field.

Capital Commitments
-------------------

     Under the terms of the license from the government of the Republic of Kazakhstan, KKM was committed to minimum expenditures of $30,000,000 for the year ended December 31, 1999. The license also establishes a minimum work program requiring KKM to drill 8 new wells during 1999. In August 1999, we received a letter from the State Investment Agency of the Republic of Kazakhstan, extending the period for completion of the minimum work program and expenditure commitments to June 30, 2000. The State Investment Agency letter is not a formal amendment to the license.

     As of March 24, 2000, KKM will need to drill an additional 6 new wells and invest an additional $13,500,000 prior to June 30, 2000 to satisfy the terms of the State Investment Agency letter. KKM has one rig running currently and is expecting to place a second rig under contract in the near future. There is a possibility, however, that KKM will not meet the work commitment to drill 6 additional wells before June 30, 2000. If KKM fails to satisfy the work or capital commitment under the license or State Investment Agency letter, the licensing authority could cancel or suspend the license. If the license is cancelled, we will be unable to develop and sell oil produced from the Karakuduk Field, and we will have no other source of oil revenue. We believe the licensing authority will not suspend or cancel the license, but we can provide no assurances that the license would not be revoked or suspended if the license requirements are not satisfied. KKM can request a deferral of the license commitments, but there is no guarantee that the licensing authority will grant a deferral.

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

2. Results from Operations
--------------------------

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

     The conversion feature of the notes represent a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Under EITF 98-5, a portion of the proceeds received from the notes is allocable to the conversion feature. The value assigned to the conversion feature is determined as the difference between the market price of Chaparral's common stock and the conversion price multiplied by the number of shares to be received upon conversion. As the conversion price contained in the notes is substantially below the market price, the value under the above formula significantly exceeds the net proceeds from the notes. Under EITF 98-5, the discount assigned to the conversion feature is limited to the total proceeds allocated to the convertible instrument. Accordingly, upon approval of the conversion by the stockholders, we will record total additional debt discount and additional paid in capital equal to $12,834,000, the face amount of the notes net of original discount. This amount will be immediately charged to interest expense since the notes are convertible upon stockholder approval. Therefore, the adjustment will have a negative impact on earnings, but no impact on total stockholder's equity.

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

     General and administrative costs decreased by $625,000 from 1998 primarily due to a decrease in compensation expense from a reduction in stock based compensation and the reversal of accrued compensation which was contingent on the sale of our interest in KKM. Our equity loss in KKM increased by $859,000 from, of which $683,000 was due to the increased amount of equity losses recorded from the application of EITF 99-10 beginning in the fourth quarter of 1999. See Note 5 to our consolidated financial statements for the year ended December 31, 1999. In the fourth quarter of 1999, KKM stopped capitalizing interest expense and began amortization of its oil and gas properties.

     In 1999, we recorded a $1,060,000 loss from a settlement with Challenger. Chaparral, KKM, Challenger, and OGECC reached a full and final settlement in February of 2000, and we will not recover the note receivable from Challenger. We recorded the charge on the settlement of this dispute as of December 31, 1999. See Note 4 to our consolidated financial statements for the year ended December 31, 1999.

     In 1998, we settled a lawsuit filed against Chaparral for a total of $200,000 and warrants to purchase 3,333 shares of the our common stock at an exercise price of $60 per share, exercisable through January 2, 1999. The warrants were recorded at the fair market value (approximately $34,000). See
Note 9 to our consolidated financial statements for the year ended December 31, 1999.

     In 1998, we also recognized a $236,000 extraordinary loss on the extinguishment of long-term debt. See Note 16 to our consolidated financial statement for the year ended December 31, 1999.

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

     In 1998, we settled a lawsuit filed against Chaparral for a total of $200,000 and warrants to purchase 3,333 shares of our common stock at an exercise price of $60 per share, exercisable through January 2, 1999. The warrants were recorded at the fair market value (approximately $34,000). See
Note 9 to our consolidated financial statements for the year ended December 31, 1999.

     In 1998, we recognized a $236,000 extraordinary loss on the extinguishment of long-term debt. In 1997, we recognized a $214,000 extraordinary loss on the extinguishment of short-term debt. See Note 16 to our consolidated financial statements for the year ended December 31, 1999.


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


Name of Director or Officer                 Principal Occupation
and Position in Chaparral   Since     Age   During the Last 5 Years
-------------------------   -----     ---   -----------------------

John G. McMillian           1997      73    Mr. McMillian has served as the Chairman of the Board of
Co-Chairman and                             Chaparral and Chief Executive Officer since January 1999
Chief Executive Officer                     and Co-Chairman of the Board since May 1999. From May
                                            1997 to January 1999, Mr. McMillian served as a director
                                            of Chaparral. Mr. McMillian served as the Chairman,
                                            President, and Chief Executive Officer of Allegheny &
                                            Western Energy Corporation, an oil and gas company, from
                                            1987 to 1995. Mr. McMillian founded Northwest Energy
                                            Company, a major supplier of natural gas, and served as
                                            its Chairman and Chief Executive Officer from 1973 to
                                            1983. From 1986 to 1989, Mr. McMillian was the owner,
                                            Chairman and Chief Executive Officer of Burger Boat
                                            Company, a boat manufacturing company. McMillian has
                                            served as a director of Excalibur Technologies and as a
                                            member of its Audit Committee since 1996.

James A. Jeffs              1999      48    Mr. Jeffs has served as the Co-Chairman of the Board of
Co-Chairman                                 Chaparral since May 1999. Since 1994, Mr. Jeffs has
                                            served as Managing Director and the Chief Investment
                                            Officer for The Whittier Trust Company, a trust and
                                            investment management company, with substantial oil and
                                            gas interests. From 1993 to 1994, Mr. Jeffs was a Senior
                                            Vice President of Union Bank of California. Mr. Jeffs
                                            was the Chief Investment Officer of Northern Trust of
                                            California, N.A., a trust and investment management
                                            company, from 1992 to 1993. Mr. Jeffs was Chief
                                            Investment Officer and Senior Vice President of Trust
                                            Services of America, a trust and investment management
                                            company, from 1988 to 1992 and served as President and
                                            Chief Executive Officer of TSA Capital Management, an
                                            institutional investment management company, during that
                                            period.

David A. Dahl               1997      38    Mr. Dahl served as Secretary of Chaparral from August
Director                                    1997 until May 1998. Currently, Mr. Dahl is the
                                            President of Whittier Energy Company, an oil and gas
                                            exploration and production company, a position that he
                                            has held since 1997. Since 1996, Mr. Dahl has also
                                            served as the President of Whittier, a private
                                            investment entity. Since 1993, Mr. Dahl has been a Vice
                                            President of Whittier Trust Company, an investment
                                            management trust company. From 1990 to 1993, Mr. Dahl
                                            was a Vice President of Merus Capital Management, an
                                            investment firm.



Ted Collins, Jr.            1997      61    Since 1988, Mr. Collins has been the President of
Director                                    Collins & Ware, Inc., an independent oil and gas
                                            company. From 1982 to 1988, Mr. Collins was the
                                            President of Enron Oil & Gas Co., an oil and gas
                                            company. Beginning in 1969 and until 1982, Mr. Collins
                                            was an Executive Vice President and director of American
                                            Quasar Petroleum Co., an oil and gas company. Mr.
                                            Collins also serves on the Board of Directors of Hanover
                                            Compression Company, MidCoast Energy Resources, Inc. and
                                            Queen Sand Resources, Inc.

Richard L. Grant            1998      45    Mr. Grant is the President of Cabot LNG Corporation, an
Director                                    importer of liquefied natural gas, a position he has
                                            held since September 1998. Mr. Grant served in various
                                            capacities at Mountaineer Gas Company, the largest
                                            natural gas distribution company in West Virginia,
                                            including President, from September 1988 to August 1998,
                                            and Executive Vice President and General Counsel, from
                                            1986 to 1988. Mr. Grant was an engineer and legal
                                            counsel for the Cincinnati Gas & Electric Company from
                                            1980 to 1986.

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
                                            Roberts was formerly Chair of the Bronx County
                                            Coordinating Committee for Criminal Justice and of the
                                            New York State Committee on Audio/Visual coverage.

Michael B. Young            1998      31    Treasurer, Controller and Principal Accounting Officer
Treasurer and Controller                    of Chaparral since February 1998; Tax Manager in the oil
                                            and gas tax practice of Arthur Andersen LLP, an
                                            accounting firm, from June 1991 to February 1998.

Alan D. Berlin              1997      59    A partner of Aitken Irvin Lewin Berlin Vrooman & Cohn,
Secretary                                   LLP since 1995. Engaged in the private practice of law
                                            for over five years prior to joining Aitken Irvin Lewin
                                            Berlin Vrooman & Cohn LLP; Secretary of Chaparral from
                                            January 1996 to August 1997 and from June 1998 to the
                                            present; President of the International Division of
                                            Belco Petroleum Corp. from 1985 to 1987 and held various
                                            other positions with Belco Petroleum Corp. from 1977 to
                                            1985; Currently a director of Belco Oil & Gas Corp.


                                       24

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


ITEM 11. EXECUTIVE COMPENSATION

     The following table shows the compensation paid by Chaparral for services rendered by Mr. Karren, who was the Chairman, President, and Chief Executive Officer of Chaparral until January 7, 1999, Dr. Krug who was the President and Chief Operating Officer until September 30, 1999, Mr. McMillian who is currently the Chief Executive Officer and Co-Chairman of the Board and Mr. Young, who is the Treasurer, Controller, and Principal Accounting Officer of Chaparral. There were no other executive officers of Chaparral whose annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1999.


Summary Compensation Table.
---------------------------

                                       Annual Compensation                      Long-Term Compensation
                                 ---------------------------------   ----------------------------------------------
                                                                                  Awards                  Payouts
                                                                     ----------------------------------   -------
                                                                                          Securities
       Name and                                       Other Annual   Restricted Stock     Underlying        LTIP      (#)All Other
  Principal Position     Year    Salary      Bonus    Compensation       Awards($)      Options/SARs(#)   Payouts($)  Compensation
  ------------------     ----    ------      -----    ------------       ---------      ---------------   ----------  ------------
Howard Karren            1999       --         --         --               --                 --             --            --
   Chief Executive       1998       --         --         --               --                 --             --            --
   Officer (1/97-1/99)   1997       --         --         --               --               17,084           --            --
   and President (2/97
   -1/99)

Dr. Jack A. Krug         1999   $159,990(1)    --     $280,000(1)          --                 --         $172,132(2)       --
   President and Chief
   Operating Officer
   (1/99 - 9/99)

John G. McMillian        1999       --         --         --               --                 --             --            --
   Chief Executive
   Officer (1/99 to
   Present)

Michael B. Young         1999    $89,167    $42,500(3)    --               --                 --             --            --
                         1998    $73,333       --         --            $90,000(4)            --             --            --

----------

1. Under the terms of his employment agreement with Chaparral, Dr. Krug received $159,990 as compensation for his employment with Chaparral and $280,000 in connection with his resignation from Chaparral.
2. Under the terms of his employment agreement with Chaparral, Dr. Krug received 3,333 shares on January 15, 1999. Effective as of September 30, 1999, we issued Dr. Krug an additional 2,361 shares of Common Stock according to a letter agreement in connection with his resignation from Chaparral. This agreement became effective February 18, 2000. The $172,132 represents the aggregate market value of 3,333 shares on January 15, 1999 and 2,361 shares on February 18, 2000.
3.   Mr. Young received $42,500 in cash bonuses during 1999.
4. Under the terms of a letter agreement, Mr. Young is entitled to receive 167 shares on February 3, 1998, January 30, 1999, January 30, 2000, and January 30, 2001. The $90,000 represents the market value of such shares at the closing price on the last trading day immediately preceding the date of grant. Dividends will be paid on shares of restricted stock held by Mr. Young if Chaparral pays any dividends on its Common Stock. At December 31, 1999, the aggregate value of the restricted stock grants to Mr. Young was $5,500 based on the closing price of our Common Stock on the last trading day immediately preceding the end of its fiscal year.

Options/SAR Grants.
-------------------

     For the fiscal year ended December 31, 1999, we did not grant any options.

Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table.
--------------------------------------------------------------------

                   Number of Securities Underlying      Value of Unexercised
                     Unexercised Options/SARs at    In-the-Money Options/SARs at
                          December 31, 1999               December 31, 1999
                   -------------------------------  ----------------------------
     Name            Exercisable   Unexercisable     Exercisable   Unexercisable
     ----            -----------   -------------     -----------   -------------
Howard Karren          17,084           --               --             --
Michael B. Young        1,167           --               --             --


     Additionally, no options were exercised in fiscal year 1999.

Director Interlocks.
--------------------

     During our last fiscal year, Messrs. Jeffs, who is the Co-Chairman of the Board, and Dahl served on the Compensation Committee of the Board and acted as officers or directors to Whittier or one of its affiliates. Mr. Jeffs is a Vice President of Whittier Ventures and a Director of Whittier Energy Company. Mr. Dahl is President of both Whittier and Whittier Energy Company. Whittier currently owns approximately 6.49% of the outstanding Common Stock. Assuming conversion of the notes, including all accrued interest as of March 31, 2000, Whittier will own approximately 14.39% of the outstanding Common Stock. See "Certain Relationships and Related Transactions" immediately below for a description of transaction between Whittier and Chaparral.

Compensation of Directors.
--------------------------

     During the fiscal year ended December 31, 1999, Chaparral did not compensate its directors for their service as directors. There were no standard or other arrangements for the compensation of directors in effect for the fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 31, 2000, with respect to directors, nominees, named executive officers of Chaparral and each person who is known by us to own beneficially more than 5% of Common Stock, and with respect to shares owned beneficially by all directors, nominees and executive officers of Chaparral as a group. The following table and supporting footnotes include the aggregate value of notes held by each beneficial owner and the number of shares such notes will convert into if Chaparral's stockholders approve the conversion provision of the notes. The address for all directors and executive officers of Chaparral is 16945 Northchase Drive, Suite 1620, Houston, Texas 77060.


                                                                       Amount and Nature  Percent of
                                                                         of Beneficial     Common
Name of Beneficial Owner                      Position                   Ownership (1)    Stock (1)
------------------------                      --------                   -------------    ---------

Allen & Company Incorporated                      --                      4,497,508(2)      53.54%
711 Fifth Avenue
New York, New York 10022

Whittier Ventures, LLC                            --                      1,203,630(3)      14.39%
1600 Huntington Drive
South Pasadena, California 91030

John G. McMillian                  Co-Chairman of the Board and Chief       372,773(4)      4.46%
                                   Executive Officer

James A. Jeffs                     Co-Chairman of the Board               1,213,959(5)      14.52%

David A. Dahl                      Director                               1,205,048(6)      14.41%

Ted Collins, Jr.                   Director                                   2,668           *

Richard L. Grant                   Director                                    --             *

Mark L.G. Turner                   Nominee                                     --(7)          *

Judge Burton B. Roberts            Nominee                                     --             *

Michael B. Young                   Treasurer & Controller                     1,668(8)        *

Howard Karren                      Former Chairman, President and            19,917(9)        *
                                   Chief Executive Officer

Dr. Jack A. Krug                   Former President and Chief                 4,868(10)       *
                                   Operating Officer

Arlo G. Sorensen                   Former Director                        1,205,048(11)     14.41%

Michael J. Muckleroy               Former Director                              167(12)       *

All current directors, nominees,                  --                      1,593,070(13)     19.04%
and executive officers as a group
(nine persons)

---------

*    Represents less than 1% of the shares of Common Stock outstanding.


                                       27

(1) Beneficial ownership of Common Stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of Chaparral.
(2) In accordance with Rule 13d-3(d)(1)(i)(D), includes 4,325,850 shares issuable upon conversion of Allen's $7,827,161 aggregate principal amount of notes, together with $218,920 of accrued but unpaid interest thereon as of March 31, 2000, at the conversion price of $1.86 per share if the conversion provision is approved by the stockholders. Also includes 48,284 shares underlying warrants to purchase shares of Common Stock. Allen & Company is a wholly owned subsidiary of Allen Holding Inc., and, consequently, Allen Holding may be deemed to beneficially own the shares beneficially owned by Allen & Company. Does not include shares owned directly by officers and stockholders of Allen Holding and Allen & Company with respect to which Allen Holding and Allen & Company disclaim beneficial ownership. Officers and stockholders of Allen Holding and Allen & Company may be deemed to beneficially own shares of the Common Stock reported to be beneficially owned directly by Allen Holding and Allen & Company.
(3) In accordance with Rule 13d-3(d)(1)(i)(D), includes 1,137,797 shares issuable upon conversion of Whittier's $2,050,959 aggregate principal amount of notes, together with $65,345 of accrued but unpaid interest thereon as of March 31, 2000, at the conversion price of $1.86 per share if the conversion provision is approved by the stockholders. Also includes 2,002 shares underlying currently exercisable warrants and 8,334 shares underlying a currently exercisable option.
(4) In accordance with Rule 13d-3(d)(1)(i)(D), includes 365,104 shares issuable upon conversion of Mr. McMillian's $661,649 aggregate principal amount of notes, together with $17,445 of accrued but unpaid interest thereon as of March 31, 2000, at the conversion price of $1.86 per share if the conversion provision is approved by the stockholders. Also includes 417 shares underlying a currently exercisable option and 417 shares underlying a currently exercisable warrant.
(5) In accordance with Rule 13d-3(d)(1)(i)(D), includes 1,137,797 shares issuable upon conversion of Whittier's $2,050,959 aggregate principal amount of notes, together with $65,345 of accrued but unpaid interest thereon as of March 31, 2000, at the conversion price of $1.86 per share if the conversion provision is approved by the stockholders. Also includes 49,519 shares beneficially owned by Whittier, 1,584 shares underlying currently exercisable warrants owned by Whittier, 5,820 shares owned by Whittier Energy Company, 418 shares underlying currently exercisable warrants owned by Whittier Energy Company, 158 shares owned by Whittier Opportunity Fund, and 8,334 shares underlying currently exercisable options owned by Whittier Opportunity Fund. Mr. Jeffs has no pecuniary interest in the shares beneficially owned by Whittier, Whittier Energy Company, and Whittier Opportunity Fund, however, as Vice President of Whittier, and Director of Whittier Energy Company, Mr. Jeffs has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares.
(6) In accordance with Rule 13d-3(d)(1)(i)(D), includes 1,137,797 shares issuable upon conversion of Whittier's $2,050,959 aggregate principal amount of notes, together with $65,345 of accrued but unpaid interest thereon as of March 31, 2000, at the conversion price of $1.86 per share if the conversion provision is approved by the stockholders. Also includes 1,251 shares underlying currently exercisable options owned by Mr. Dahl, 49,519 includes shares beneficially owned by Whittier, 1,584 shares underlying currently exercisable warrants owned by Whittier, 5,820 shares owned by Whittier Energy Company, 418 shares underlying currently exercisable warrants owned by Whittier Energy Company, 158 shares owned by Whittier Opportunity Fund and 8,334 shares underlying currently exercisable options owned by Whittier Opportunity Fund. Mr. Dahl has no pecuniary interest in the shares beneficially owned by Whittier, Whittier Energy Company, or Whittier Opportunity Fund, however, as the President of Whittier and Whittier Energy Company, Mr. Dahl has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares.
(7) Does not include a warrant to Shell Capital to purchase up to 147,072 shares, with an exercise price of $15.45 per share.
(8) Includes 501 shares owned by Mr. Young and 1,167 shares underlying currently exercisable options.
(9) Includes 17,083 shares underlying currently exercisable options. Mr. Karren resigned as Chairman, President and Chief Executive Officer effective January 7, 1999.
(10) Includes 3,333 shares beneficially owned by Dr. Krug. Effective as of September 30, 1999, Chaparral issued to Dr. Krug an additional 2,361 shares of Common Stock under his employment agreement, of which 826 shares were subsequently assigned to a third party. Dr. Krug resigned as President and Chief Operating Officer effective September 30, 1999.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Allen & Company loaned to Chaparral, at an interest rate of 8% per annum, an aggregate of $700,000 in three transactions during January 1999, and an aggregate of $1,050,000 in three transactions during February of 1999.

     Whittier, for which the Co-Chairman, Mr. Jeffs, and a director, Mr. Dahl, act as officers, loaned Chaparral, at an interest rate of 8% per annum, an aggregate of $1,000,000 in two transactions in March 1999.

     In March 1999, Chaparral issued a promissory note to Allen & Company in the principal amount of $2,769,978, representing an additional $1,000,000 loan to Chaparral and the retirement of the January and February 1999 notes, plus accrued interest. In June 1999, Chaparral borrowed an additional $1,000,000 from Allen. The promissory notes all bear interest at a rate of 8% per annum.

     In August 1999, Chaparral restructured its indebtedness with Allen & Company to enable Mr. McMillian to acquire a portion of such indebtedness. In connection with the restructuring, Allen & Company surrendered its promissory notes, and we replaced them with two new promissory notes, each bearing interest at a rate of 8% per annum, in principal amounts of $2,494,978 and $900,000, respectively. Also related to the restructuring, we issued to Mr. McMillian two promissory notes, which also bore interest at 8% per annum. The principal amounts on those notes were $275,000 and $100,000, respectively.

     In August 1999, Chaparral borrowed additional funds from Allen & Company and Mr. McMillian by the issuance of three demand promissory notes. The principal amount of the two notes issued to Allen & Company was $280,000, and the principal amount of the one note issued to Mr. McMillian was $20,000. Both notes have interest rates of 8% per annum.

     As collateral for the promissory notes issued by Chaparral, each of Allen & Company, Whittier, and Mr. McMillian received a non-exclusive junior security interest in all of the capital stock of Central Asian Petroleum (Guernsey) Limited, a subsidiary of Chaparral. These junior security interests in the shares were to be subordinate to a senior security interest held by Whittier in the same stock.

     The promissory notes held by Whittier , Allen & Company, and Mr. McMillian permitted the holders to elect to exchange the outstanding balance of the notes, together with accrued interest, for any convertible securities issued by Chaparral, including any debt or equity instrument convertible into Common Stock, on or before March 31, 2000.

     In October 1999, we borrowed $2,000,000 from Allen & Company in exchange for a $2,000,000 principal amount note.

     In November 1999, each of Allen & Company, Whittier, and Mr. McMillian exercised their right to exchange their outstanding notes, together with accrued interest thereon, for notes. In connection with such exchange, Chaparral issued $3,827,161 principal amount of notes to Allen & Company, $1,050,959 principal amount of notes to Whittier and $411,649 principal amount of notes to Mr. McMillian. Chaparral also borrowed an additional $1,000,000 from Whittier in November 1999 in exchange for a $1,000,000 principal amount note.

     Subsequent to the fiscal year ended December 31, 1999, Chaparral borrowed an additional $1,250,000 from Allen & Company in exchange for a $1,250,000 principal amount note. In addition, as a condition of the loan, Allen & Company and Whittier have undertaken to purchase an aggregate of $4,000,000 of Common Stock at $1.86 per share or other Chaparral indebtedness if we do not complete a rights offering to our stockholders to acquire not less than $6,000,000 of Common Stock on or before June 30, 2000.

     In January 2000, a related party of Mr. Jeffs purchased $150,000 aggregate amount of the notes.

     Additionally, Chaparral issued to Shell Capital, in connection with the loan, warrants to purchase 147,072 shares of Common Stock, subject to anti-dilution provisions at $15.45 per share. Shell Capital was also entitled to nominate one director to the Board. The Nominating Committee of the Board nominated Mr. Turner, the Director of the International E&P Group of Shell Capital Services Limited.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

                                Table of Contents

                                                                       Page
                                                                       ----
Chaparral Resources, Inc.
-------------------------
     Report of Independent Auditors ...............................    F-1
     Consolidated Balance Sheets--As of December 31, 1999
        and December 31, 1998 .....................................    F-2
     Consolidated Statements of Operations--Years ended
        December 31, 1999, 1998, and 1997 .........................    F-4
     Consolidated Statements of Cash Flows--Years ended
        December 31, 1999, 1998, and 1997 .........................    F-5
     Consolidated Statement of Changes in Stockholders' Equity--
        Years ended December 31, 1999and 1998, and the 11 months
        ended December 31, 1997 ...................................    F-7
     Notes to Consolidated Financial Statements ...................    F-8
     Supplemental Information - Disclosures About Oil and Gas
        Producing Activities - Unaudited ..........................    F-32

     Closed Type JSC Karakudukmunay
     ------------------------------
     Report of Independent Auditors ...............................    F-35
     Balance Sheets--As of December 31, 1999 and 1998 .............    F-36
     Statements of Expenses and Accumulated Deficit--Years ended
        December 31, 1999, 1998 and 1997 ..........................    F-37
     Statements of Cash Flows--Years ended December 31, 1999,
        1998 and 1997 .............................................    F-38
     Statements of Stockholders' Deficit ..........................    F-39
     Notes to the Financial Statements ............................    F-40
     Supplemental Information - Disclosures About Oil and Gas
        Producing Activities - Unaudited ..........................    F-54


     (a)(2) Financial Statement Schedules.

          All schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (b) Current Reports on Form 8-K.

          We filed a Current Report on Form 8-K, dated October 25, 1999 to report the sale of our 8% Non-Negotiable Convertible Subordinated Notes and announce execution of our loan agreement with Shell Capital Limited and other lenders.

     (c) Exhibits.

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

         3.1 Certificate of Incorporation, dated April 21, 1999, incorporated by reference to Chaparral Resources, Inc.'s Notice and Definitive Schedule 14Adated April 21, 1999.

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

         4.4* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $929,984, to Allen & Company Incorporated.

         4.5* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $103,332, to John G. McMillian.

         4.6* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $20,298, to John G. McMillian.

         4.7* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $288,019, to John G. McMillian.

         4.8* 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $524,986, to Whittier Ventures, LLC.

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

         Exhibit No.    Description and Method of Filing
         -----------    --------------------------------

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

         Exhibit No.    Description and Method of Filing
         -----------    --------------------------------

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

         21* Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         23.1*          Consent of Ryder Scott Company Petroleum Engineers.

         27*            Financial Data Schedule.


* Filed previously with original Form 10-K for period ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHAPARRAL RESOURCES, INC.,
                                   a Delaware corporation


                                   By /s/ Michael B. Young
                                   -----------------------
                                   Michael B. Young, Treasurer and Controller
                                   (Principal Financial and Accounting Officer)


Dated December 4, 2000

                            Chaparral Resources, Inc.

                        Consolidated Financial Statements
     Years ended December 31, 1999, December 31, 1998, and December 31, 1997
                      with Reports of Independent Auditors


                                    Contents
                                    --------

Chaparral Resources, Inc.

Report of Independent Auditors ............................................  F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets ...............................................  F-2
Consolidated Statements of Operations .....................................  F-4
Consolidated Statements of Cash Flows .....................................  F-5
Consolidated Statements of Changes in Stockholders' Equity ................  F-7
Notes to Consolidated Financial Statements ................................  F-8

Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited ....................................... F-32

Closed Type JSC Karakudukmunay

Report of Independent Auditors ............................................ F-35

Audited Financial Statements

Balance Sheets ............................................................ F-36
Statements of Operations .................................................. F-37
Statements of Cash Flows .................................................. F-38
Statements of Stockholders' Deficit ....................................... F-39
Notes to Financial Statements ............................................. F-40

Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited ....................................... F-54

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


                                             /s/ ERNST & YOUNG LLP
                                             ---------------------
                                             ERNST & YOUNG LLP
Houston, Texas
March 17, 2000



                                CHAPARRAL RESOURCES, INC.

                               CONSOLIDATED BALANCE SHEETS


                                                                      December 31
                                                                 1999            1998
                                                             ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                                 $     23,000    $    121,000
   Restricted cash (Note 3)                                       578,000         756,000
   Accounts receivable                                             23,000          25,000
   Prepaid expenses                                               111,000          76,000
   Current portion of note receivable (Note 4)                       --           420,000
                                                             ------------    ------------
Total current assets                                              735,000       1,398,000

Note receivable (Note 4)                                             --           589,000

Investment in KKM and other oil and gas property costs-
   Full cost method Republic of Kazakhstan (Note 5):           38,151,000      32,261,000

Furniture, fixtures and equipment                                 100,000          93,000
Less accumulated depreciation                                     (39,000)        (17,000)
                                                             ------------    ------------
                                                                   61,000          76,000
                                                             ------------    ------------

Deferred debt issuance cost (Note 6)                            2,356,000            --
                                                             ------------    ------------

Total assets                                                 $ 41,303,000    $ 34,324,000
                                                             ============    ============


See accompanying notes.

                                           F-2


                                    CHAPARRAL RESOURCES, INC.

                                   CONSOLIDATED BALANCE SHEETS


                                                                            December 31
                                                                        1999           1998
                                                                   ------------    ------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                $  1,045,000    $    223,000
   Accrued liabilities:
        Accrued compensation                                            458,000         418,000
        Accrued debt issuance cost                                    1,934,000            --
        Accrued other                                                   239,000         104,000
   Short-term note payable, net of discount (Note 7)                       --           940,000
                                                                   ------------    ------------
Total current liabilities                                             3,676,000       1,685,000

Note payable, net of discount (Note 7)                                9,576,000            --
Accrued compensation (Note 13)                                             --           210,000
Redeemable preferred stock (Note 10)- cumulative, convertible,
     Series A 75,000 designated, 50,000 issued and outstanding, at stated value, $5.00 cumulative annual
     dividend, $5,500,000 redemption value                            5,200,000       4,850,000
Stockholders' equity (Note 8):
   Common stock - authorized, 100,000,000
     shares of  $0.0001 par value; issued and outstanding,
     980,314 and 972,980 shares at December 31, 1999 and 1998              --              --
   Capital in excess of par value                                    47,857,000      47,611,000
   Unearned portion of restricted stock awards                          (23,000)        (56,000)
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
     undesignated. Issued and outstanding - none                           --              --
   Stock subscription receivable (Note 10)                                 --          (506,000)
   Accumulated deficit                                              (24,983,000)    (19,470,000)
                                                                   ------------    ------------
Total stockholders' equity                                           22,851,000      27,579,000
                                                                   ------------    ------------
Total liabilities and stockholders' equity                         $ 41,303,000    $ 34,324,000
                                                                   ============    ============


See accompanying notes.



                              CHAPARRAL RESOURCES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year Ended December 31,
                                                1999           1998           1997
                                            -----------    -----------    -----------
Revenue                                     $      --      $      --      $      --

Costs and expenses:
   Depreciation and depletion                    31,000         14,000          7,000
   General and administrative                 2,392,000      3,017,000      1,654,000
                                            -----------    -----------    -----------
                                              2,423,000      3,031,000      1,661,000
                                            -----------    -----------    -----------

Loss from operations                         (2,423,000)    (3,031,000)    (1,661,000)

Other income (expense):
   Interest income                              924,000        662,000        226,000
   Interest expense                            (523,000)      (205,000)      (298,000)
   Equity in loss from investment
       (Notes 5 and 17)                      (2,081,000)    (1,222,000)      (637,000)
   Legal settlement (Note 9)                       --         (234,000)          --
   Write-off of note receivable (Note 4)     (1,060,000)          --             --
   Other                                           --             --          (19,000)
                                            -----------    -----------    -----------
                                             (2,740,000)      (999,000)      (728,000)
                                            -----------    -----------    -----------

Loss before extraordinary item               (5,163,000)    (4,030,000)    (2,389,000)

Extraordinary loss on extinguishment of
     long-term debt (Note 16)                      --         (236,000)      (214,000)
                                            -----------    -----------    -----------

Net loss                                    $(5,163,000)   $(4,266,000)   $(2,603,000)
                                            ===========    ===========    ===========

Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock         (250,000)      (250,000)          --
Discount accretion
   Series A Redeemable Preferred Stock         (100,000)      (100,000)          --
                                            -----------    -----------    -----------

Net loss available to common stockholders   $(5,513,000)   $(4,616,000)   $(2,603,000)
                                            ===========    ===========    ===========

Basic and diluted earnings per share:
Loss per share before extraordinary item    $     (5.63)   $     (4.88)   $     (3.45)
Extraordinary loss per share                $      --      $      (.26)   $      (.31)
Net loss per share                          $     (5.63)   $     (5.14)   $     (3.76)
Weighted average number of shares
   outstanding (basic and diluted)              978,391        898,477        692,691


See accompanying notes.

                                         F-4

                                       CHAPARRAL RESOURCES, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Year Ended December 31,
                                                                 1999            1998            1997
                                                             ------------    ------------    ------------
Cash flows from operating activities
Net loss                                                     $ (5,163,000)   $ (4,266,000)   $ (2,603,000)
Adjustments to reconcile net loss to
   net cash provided (used) in operating activities:
     Write-off of note receivable                               1,060,000            --              --
     Equity loss from investment                                2,081,000       1,222,000         637,000
     Reversal of long term accrued compensation                  (210,000)           --              --
     Depreciation and depletion                                    31,000          14,000           7,000
     Loss on the sale of oil and gas properties                      --              --             3,000
     Provision for doubtful accounts                               16,000          29,000          37,000
     Write-down of oil and gas properties                            --              --            30,000
     Stock issued for services and bonuses                        270,000         600,000          78,000
     Stock options issued for services and bonuses                  9,000         113,000         117,000
     Warrants issued for legal settlement                            --            34,000            --
     Amortization of note discount                                 77,000         154,000         198,000
     Loss on extinguishment of debt                                  --           236,000         214,000
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                      (14,000)         48,000        (129,000)
         Prepaid expenses                                         (35,000)        (14,000)        (59,000)
         Note and related accrued interest receivable             (51,000)     (1,009,000)           --
         Accrued interest on advances to KKM                     (854,000)       (522,000)       (195,000)
         Other                                                       --              --            95,000
       Increase in:
         Accounts payable                                         822,000          46,000         177,000
         Accrued debt issuance cost                             1,934,000            --              --
         Accrued other                                            135,000          50,000          19,000
         Accrued compensation                                      40,000         418,000            --
                                                             ------------    ------------    ------------
Net cash provided (used) in operating activities                  148,000      (2,847,000)     (1,374,000)

Cash flows from investing activities
Additions to furniture, fixtures and equipment               $     (7,000)   $    (80,000)   $     (6,000)
Investment in and advances to KKM and other oil and
   gas property costs                                          (7,126,000)    (13,039,000)     (6,114,000)
Proceeds from sale of interest in oil and gas
   properties - domestic                                             --              --           282,000
                                                             ------------    ------------    ------------
Net cash used in investing activities                          (7,133,000)    (13,119,000)     (5,838,000)


                                                  F-5

                                    CHAPARRAL RESOURCES, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year Ended December 31,
                                                        1999            1998            1997
                                                    ------------    ------------    ------------
Cash flows from financing activities
Net proceeds from notes payable                     $ 10,040,000    $  2,045,000    $    300,000
Repayment of notes payable                              (975,000)     (1,095,000)       (450,000)
Debt issuance cost                                    (2,356,000)           --              --
Restricted cash                                          178,000        (756,000)           --
Payable for CAP-G shares                                    --              --          (744,000)
Proceeds from warrant exercise                              --            20,000       3,309,000
Net proceeds from redeemable preferred stock
    issuance                                                --              --         5,000,000
Net proceeds from private placement                         --        12,450,000       2,300,000
                                                    ------------    ------------    ------------
Net cash provided by financing activities              6,887,000      12,664,000       9,715,000
                                                    ------------    ------------    ------------

Net increase (decrease) in cash and
   cash equivalents                                      (98,000)     (3,302,000)      2,503,000
Cash and cash equivalents at beginning
   of period                                             121,000       3,423,000         920,000
                                                    ------------    ------------    ------------
Cash and cash equivalents at end of period          $     23,000    $    121,000    $  3,423,000
                                                    ============    ============    ============

Supplemental cash flow disclosure
     Interest paid                                  $     68,000    $     58,000    $     53,000
     Income taxes paid                                    23,000
Supplemental schedule of non-cash
   investing and financing activities
     Common stock issued for acquisition
       of CAP-G                                     $       --      $       --      $  1,000,000
     Discount recognized for note issued
       with detachable stock warrants                    506,000         146,000          74,250
     Warrants issued for common stock in
       conjunction with subscription and issuance
       of preferred stock                                   --              --         2,270,000
     Common stock issued for accrued
       compensation                                         --              --           175,000
     Common stock issued upon:
       Conversion of debentures                             --              --         1,500,000
       Conversion of accrued interest                       --              --            50,000


See accompanying notes.

                                               F-6

                                   CHAPARRAL RESOURCES, INC.

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                             Common Stock          Capital in       Stock
                                       -------------------------  Excess of Par   Subscription
                                          Shares        Amount        Value       Receivable
                                       -----------   -----------   -----------    -----------
Balance at November 30, 1996               625,442          --      24,235,000           --
Warrants exercised for capital
   stock                                    94,135          --       3,309,000           --
Conversion of debentures for
   capital stock                            36,162          --       1,549,000           --
Capital stock issued for services            1,461          --          78,000           --
Stock options issued for services             --            --         227,000           --
Capital stock issued for accrued
   compensation                              5,833          --         175,000           --
Capital stock issued for
   investment in affiliate                   6,667          --       1,000,000           --
Capital stock issued in private
   placement                                58,974          --       2,300,000           --
Debt issuance costs--stock
   warrants issued                            --            --         168,000           --
Preferred stock issuance and related
   common stock warrants                      --            --       2,270,000     (1,770,000)
Net loss                                      --            --            --             --
                                       -----------   -----------   -----------    -----------
Balance at December 31, 1997               828,674          --      35,311,000     (1,770,000)
Warrants exercised for capital
   stock                                     1,333          --          20,000           --
Capital stock issued for services            4,084          --         645,000           --
Stock options issued for services             --            --          34,000           --
Stock options expired                         --            --         (19,000)          --
Amortization of restricted stock
   awards                                     --            --            --             --
Capital stock issued in private
   placement                               138,889          --      12,450,000           --
Legal Settlement
   warrants issued                            --            --          34,000           --
Debt issuance costs--stock
   warrants issued                            --            --         400,000           --
Preferred stock issuance and related
   common stock warrants                      --            --      (1,264,000)     1,264,000
Cumulative dividend Series A
   Redeemable Preferred Stock                 --            --            --             --
Discount accretion on redeemable
   preferred stock                            --            --            --             --
Net loss                                      --            --            --             --
                                       -----------   -----------   -----------    -----------
Balance at December 31, 1998               972,980          --      47,611,000       (506,000)
Capital stock issued for services            5,861          --         246,000           --
Amortization of restricted stock
   awards                                     --            --            --             --
Capital stock issued for fractional
   shares after reverse stock split          1,473          --            --             --
Warrants earned                               --            --            --          506,000
Cumulative dividend Series A
   Redeemable Preferred Stock                 --            --            --             --
Discount accretion on redeemable
   preferred stock                            --            --            --             --
Net loss                                      --            --            --             --
                                       -----------   -----------   -----------    -----------
Balance at December 31, 1999               980,314          --      47,857,000           --
                                       ===========   ===========   ===========    ===========


Table continues on following page.


                            CHAPARRAL RESOURCES, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)


                                        Unearned
                                       Restricted     Accumulated
                                       Stock Awards     Deficit         Total
                                       -----------    -----------    -----------

Balance at November 30, 1996                  --      (12,121,000)    12,114,000
Warrants exercised for capital
   stock                                      --             --        3,309,000
Conversion of debentures for
   capital stock                              --             --        1,549,000
Capital stock issued for services             --             --           78,000
Stock options issued for services         (109,000)          --          118,000
Capital stock issued for accrued
   compensation                               --             --          175,000
Capital stock issued for
   investment in affiliate                    --             --        1,000,000
Capital stock issued in private
   placement                                  --             --        2,300,000
Debt issuance costs--stock
   warrants issued                            --             --          168,000
Preferred stock issuance and related
   common stock warrants                      --             --          500,000
Net loss                                      --       (2,733,000)    (2,733,000)
                                       -----------    -----------    -----------
Balance at December 31, 1997              (109,000)   (14,854,000)    18,578,000
Warrants exercised for capital
   stock                                      --             --           20,000
Capital stock issued for services          (45,000)          --          600,000
Stock options issued for services          (34,000)          --             --
Stock options expired                       17,000           --           (2,000)
Amortization of restricted stock
   awards                                  115,000           --          115,000
Capital stock issued in private
   placement                                  --             --       12,450,000
Legal Settlement
   warrants issued                            --             --           34,000
Debt issuance costs--stock
   warrants issued                            --             --          400,000
Preferred stock issuance and related
   common stock warrants                      --             --             --
Cumulative dividend Series A
   Redeemable Preferred Stock                 --         (250,000)      (250,000)
Discount accretion on redeemable
   preferred stock                            --         (100,000)      (100,000)
Net loss                                      --       (4,266,000)    (4,266,000)
                                       -----------    -----------    -----------
Balance at December 31, 1998               (56,000)   (19,470,000)    27,579,000
Capital stock issued for services         (246,000)          --             --
Amortization of restricted stock
   awards                                  279,000           --          279,000
Capital stock issued for fractional
   shares after reverse stock split           --             --             --
Warrants earned                               --             --          506,000
Cumulative dividend Series A
   Redeemable Preferred Stock                 --         (250,000)      (250,000)
Discount accretion on redeemable
   preferred stock                            --         (100,000)      (100,000)
Net loss                                      --       (5,163,000)    (5,163,000)
                                       -----------    -----------    -----------
Balance at December 31, 1999               (23,000)   (24,983,000)    22,851,000
                                       ===========    ===========    ===========


See accompanying notes.

                                     F-7(a)

                            CHAPARRAL RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies and Organization

Organization, Principles of Consolidation, and Basis of Presentation
--------------------------------------------------------------------

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

Reclassifications
-----------------

Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.

Cash and Cash Equivalents
-------------------------

Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less.

Investment in KKM and Other Oil and Gas Property Costs
------------------------------------------------------

The Company accounts for its investment in KKM using the equity method. The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proven reserves, are amortized on the unit-of-production method using estimated proven reserves. Investments in unproven properties and major development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized cost to be amortized.

                            CHAPARRAL RESOURCES, INC.

1. Summary of Significant Accounting Policies and Organization (continued)

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of the future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproven properties.

Sales of proven and unproven properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proven reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

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

Depreciation of Furniture, Fixtures and Equipment
-------------------------------------------------

Furniture, fixtures and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives, which range from three to seven years.

Loss Per Common Share
---------------------

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

Loss Per Common Share (continued)
---------------------------------

Diluted loss per share is not presented because the exercise of stock options and stock warrants, and the effect of the conversion of the Company's Redeemable Preferred Stock of 32,367, 52,575, and 152,978 for the years 1999, 1998, and 1997, respectively, into shares of the Company's common stock are antidilutive.

Stock Based Compensation
------------------------

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

In 1999, the FASB released EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, which requires investors to recognize equity method losses beyond their percentage of investee common stock to the extent of their adjusted basis in the investee's common stock and other loans/advances made to the investee. Future equity method gains, if any, would be recaptured by the investor to the extent disproportionate equity method losses were recognized in prior periods. The Company's policy is to recognize equity losses based on its applicable ownership level in KKM's common stock, advances, interest receivable, and other investments to which the equity method losses are being applied. EITF 99-10 is effective for interim and annual periods beginning after September 23, 1999. The Company has elected to apply EITF 99-10 prospectively beginning in the quarter ended December 31, 1999. The Company recognized an additional equity loss of $683,000 in 1999 due to the application of EITF 99-10.

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

Risks and Uncertainties
-----------------------

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

                            CHAPARRAL RESOURCES, INC.

2. Going Concern (Continued)

o Development of KKM's Proven Reserves. KKM has approximately 67.58 million barrels of estimated proven oil reserves, net of government royalty, of which 33.79 million barrels are attributable to the Company's net interest. As of December 31, 1999, KKM has produced approximately 436,000 barrels of crude oil, of which 325,000 barrels were sold in 1999 for a total proceeds of $1,019,000, net of transportation and production costs. As of December 31, 1999, KKM had approximately 111,000 barrels of crude oil in inventory and was producing approximately 1,100 barrels of oil per day.

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

                            CHAPARRAL RESOURCES, INC.

5. Investment in KKM and Other Oil and Gas Property Costs

The Company's oil and gas properties and investments are comprised of investments in KKM's common stock, advances to KKM, acquisition costs for CAP-G, and other capitalizable costs allowed under the full cost method of accounting. Accumulated equity losses in KKM and accumulated depletion have been netted against the gross capitalized costs.

The Company is currently depleting costs associated with its acquisition costs and other capitalizable costs (the "Company's Depletable Costs") under the units-of-production method. The rate used for depletion reflects the ratio of KKM's current period production divided by KKM's total proven reserves. These amounts represent the Company's costs to acquire the right to develop the oil and gas reserves underlying the Company's equity interest in KKM and accordingly are depleted as the reserves are produced.

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

On November 1, 1999, KKM classified approximately 67.58 million barrels of oil reserves as proven, net of government royalty, based on the signing of the Loan with Shell Capital, to provide up to $24,000,000 in financing for the development of the Karakuduk Field. The Company's net interest in KKM's proven reserves is approximately 33.79 million barrels of oil. Prior to the Loan, all of KKM's reserves were considered unproven as the reserves were not considered commercially viable due to the lack of financing necessary to develop the Karakuduk Field. With the change in the status of KKM's reserves, the Company's Depletable Costs became subject to depletion and the Company began recording depletion expense. As of December 31, 1999, the Company recognized $9,000 of depletion.

As discussed on Note 1, the Company's share of KKM's equity losses has been increased by $683,000 to reflect the adoption of EITF 99-10 in the fourth quarter of 1999. In addition, the Company's share of equity losses for 1999 and 1998 has been reduced by $854,000 and $522,000, respectively, to reflect the elimination of the Company's 50% share of interest charged to KKM by CAP-G.

                            CHAPARRAL RESOURCES, INC.

5. Investment in KKM and Other Oil and Gas Property Costs (Continued)

Costs capitalized to Oil and Gas Properties and Investments consist of:

                                                                  December 31,
                                                              1999            1998
                                                          ------------    ------------
Investment in KKM and Other Oil and Gas Property Costs:
  Investments in KKM common stock                         $    100,000    $    100,000
  Advances to and interest due from KKM                     31,232,000      22,595,000
  Acquisition costs                                         10,613,000      10,613,000
  Other capitalizable costs                                  1,057,000       1,715,000
                                                          ------------    ------------
Total gross oil and gas investments                         43,002,000      35,023,000
                                                          ------------    ------------
  Less: Equity losses                                       (4,842,000)     (2,762,000)
        Depletion                                               (9,000)           --
                                                          ------------    ------------
Total oil and gas properties and investment               $ 38,151,000    $ 32,261,000
                                                          ============    ============


The condensed financial statements of KKM are as follows:

                                                                 December 31,
                                                              1999         1998
                                                          -----------   -----------
Condensed Balance Sheet
  Current Assets                                          $   653,000   $   730,000
  Non-Current Assets (primarily oil and gas properties,
     full cost method)                                     25,000,000    19,130,000
  Current Liabilities
    Current Loan Payable to Related Party                        --       3,000,000
    Other Current Liabilities                               4,589,000     3,205,000
  Non-Current Liabilities
    Loan Payable to Related Party                          32,871,000    20,380,000
    Other Non-Current Liabilities                                --         578,000
  Common stock                                                200,000       200,000
  Accumulated Deficit                                      12,007,000     7,503,000

Condensed Income Statement
  Revenues                                                $      --     $      --
  Cost and Expenses                                         4,504,000     3,488,000
  Net Loss                                                $ 4,504,000   $ 3,488,000


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

General
-------

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

1989 Stock Warrant Plan
-----------------------

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

1997 Incentive Stock Plan
-------------------------

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

1997 Non-employee Directors' Stock Option Plan
----------------------------------------------

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

1998 Incentive and Non-statutory Stock Option Plan
--------------------------------------------------

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

2000 Incentive and Non-statutory Stock Option Plan
--------------------------------------------------

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

                            CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

Non-Qualified Stock Options
---------------------------

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

Common Stock Offerings and Common Stock Warrant Issuances
---------------------------------------------------------

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

During late 1996, the Company issued notes totaling $1,850,000 to various investors. In connection with the notes, the Company issued a total of 7,708 warrants to purchase shares of the Company's common stock at an exercise price of $15 per share. The Company issued 5,625 warrants upon issuance of the notes. An additional 2,083 warrants were issued on May 31, 1997, when the notes were not repaid on or before such date. The 5,625 warrants issued in 1996 expired during 1999. The remaining 2,083 warrants will expire on May 31, 2000.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                         Year Ended December 31,
                                 1999            1998           1997
                              -----------    -----------    -----------

Net Loss under APB 25         $(5,163,000)   $(4,266,000)   $(2,603,000)

Effect of SFAS 123               (108,000)      (190,000)      (525,000)
                              -----------    -----------    -----------

Pro forma Net Loss            $(5,271,000)   $(4,456,000)   $(3,128,000)
                              ===========    ===========    ===========

Pro forma Basic and Diluted
Earnings per Share            $     (5.75)   $     (5.35)   $     (4.52)

                            CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

A summary of the Company's stock option activity and related information for the periods ended follows:

                                                           Weighted
                                              Shares       Average     Weighted
                                              Under        Exercise    Average
                                              Option        Price     Fair Value
                                              -------      --------   ----------
Unexercised options outstanding -
      November 30, 1996                          --            --
Options Granted                                55,700      $  66.60    $ 35.40
                                              -------      --------    -------
Unexercised options outstanding -
      December 31, 1997                        55,700      $  66.60
Options Granted                                 4,958      $  97.80    $ 65.40
Options Cancelled                              (2,600)     $  92.40
                                              -------      --------    -------
Unexercised options outstanding -
      December 31, 1998                        58,058      $  67.80
Options Cancelled                                (542)     $  83.80
                                              -------      --------    -------
Unexercised options outstanding -
      December 31, 1999                        57,516      $  67.73

Price range $123.00-$145.80
        (Average life of 3.15 years)            1,342      $ 132.16
Price range $80.40-$90.00
        (Average life of 2.70 years)           26,016      $  89.82
Price range $43.20-$60.00
        (Average life of 2.68 years)           30,158      $  45.81

Exercisable options
      December 31, 1997                         3,333      $  49.80
      December 31, 1998                        54,950      $  66.60
      December 31, 1999                        57,309      $  67.64

                            CHAPARRAL RESOURCES, INC.

8. Common Stock (Continued)

The following table summarizes all common stock purchase warrant activity:

                                              Number of        Exercise
                                               Stock             Price
                                              Warrants           Range
                                              --------     -----------------

   Outstanding, November 30, 1996              49,825      $ 0.0006 - $16.80
   Granted                                    107,115      $      0.60 - $75
   Exercised                                  (94,135)     $        15 - $39
   Expired                                     (2,564)     $        15 - $39
                                              -------      -----------------
   Outstanding, December 31, 1997              60,241      $    0.0006 - $75
   Granted                                     20,333      $     0.60 - $210
   Exercised                                   (1,333)     $              24
   Expired                                     (3,333)     $              15
                                              -------      -----------------
   Outstanding, December 31, 1998              75,908      $   0.0006 - $210
   Expired                                    (21,459)     $        15 - $60
                                              =======      =================
   Outstanding, December 31, 1999              54,449      $   0.0006 - $210
                                              =======      =================


The following table summarizes the price ranges of all common stock purchase warrants outstanding as of December 31, 1999:

                  Number of Warrants           Exercise Price
                  ------------------           --------------
                        16,667                    $210.00
                         1,667                    $ 75.00
                         1,667                    $ 51.00
                         2,082                    $ 15.00
                        15,333                    $  0.60
                        17,033                    $  0.0006
                        ------                    ---------

                        54,449                    $0.0006 - $210


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

The Series A Redeemable Preferred Stock is subject to mandatory redemptions, beginning on November 30, 2002. As of December 31, 1999, the schedule of redemptions of the stated value, plus any unpaid dividends, is as follows:

                Year                     Amount
                ----                     ------

                2000                         --
                2001                         --
                2002                   $1,833,333
                2003                   $1,833,333
                2004 and Thereafter    $1,833,334
                                       ----------
                Total                  $5,500,000
                                       ==========

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

11. Income Taxes

The following is a summary of the provision for income taxes:

                                            Year Ended December 31,
                                      1999           1998          1997
                                  -----------    -----------    -----------
    Income tax benefit computed
      at federal statutory rate   $(1,807,000)   $(1,493,000)   $  (910,000)
    Other                             442,000        121,000        (60,000)
    Change in asset valuation
      allowance                     1,365,000      1,372,000        970,000
                                  -----------    -----------    -----------
    Income taxes                  $      --      $      --      $      --
                                  ===========    ===========    ===========

                            CHAPARRAL RESOURCES, INC.

11. Income Taxes (Continued)

The components of the Company's deferred tax assets and liabilities are as follows:

                                               Year Ended December 31,
                                         1999           1998           1997
                                     -----------    -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards   $ 8,172,000    $ 6,807,000    $ 5,812,000
  Valuation allowance                 (8,172,000)    (6,807,000)    (5,812,000)
                                     -----------    -----------    -----------
Deferred tax assets                  $      --      $      --      $      --
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

On August 5, 1998, the Company retired two outstanding loans, totaling $1,000,000, from two related parties: Allen ($900,000) and Mr. McMillian, the current Co-Chairman and Chief Executive Officer and a director of the Company at the time of the loan ($100,000). The Company borrowed the $1,000,000 on June 3, 1998, subject to a 7% interest rate. The note was payable in full, plus accrued interest, on the earlier of 180 days from the funding of the loans or upon the Company's receipt of a minimum of $10,000,000 in equity investments. In conjunction with the loans, the Company issued warrants to purchase 16,667 shares of the Company's common stock, at an exercise price of $210 per share. The Company recorded the warrants at their fair market value of $367,000, as a discount of notes payable, amortizable over the life of the loans. On July 27, 1998, the Company received $10,000,000 in equity financing and repaid the loans, recognizing an extraordinary loss on the extinguishment of debt of approximately $236,000

17. KKM Financial Statements

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

The Company entered into an agreement effective January 1, 1997 to sell its remaining domestic oil and gas properties. Accordingly, no disclosure for domestic proven reserves has been made for any year presented as the Company has not acquired any additional domestic oil and gas properties since the January 1, 1997 disposition. Due to the lack of financing necessary to develop the Karakuduk Field, no proven reserves were attributed to the Karakuduk Fields as of December 31, 1998 and 1997. As discussed in Note 5, KKM recorded approximately 67.58 million barrels of proven oil reserves attributable to the Karakuduk Field on November 1, 1999, of which 33.79 million barrels are attributable to the Company's net interest.

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

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED


Proven Oil and Gas Reserve Quantities (All within the Republic of Kazakhstan)

                                                           Oil            Gas
                                                        Reserves       Reserves
                                                         (bbls.)        (Mcf.)
                                                       ----------    -----------
Company's proportional interest in KKM's proven
     developed and undeveloped reserves
Balance December 31, 1999                              33,788,822           --
                                                       ==========    ===========


Capitalized Costs Relating to Oil and Gas Producing Activities
(All within the Republic of Kazakhstan)

                                                 Year Ended December 31,
                                             1999         1998           1997
                                         -----------   -----------   -----------

Company's share of equity method
     investees' net capitalized cost     $12,165,000   $ 9,134,000   $ 3,988,000
                                         ===========   ===========   ===========

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED


Cost Incurred in Oil and Gas Property Acquisition,
     Exploration, and Development Activities
     (All within the Republic of Kazakhstan)

                                                  Year Ended December 31,
                                              1999         1998         1997
                                           ----------   ----------   ----------
Company's share of equity method
     investees costs of property
     acquisition, exploration, and
     development                           $3,738,000   $3,344,000   $2,034,000
                                           ==========   ==========   ==========


Standardized Measure of Discounted Future Net Cash Flows
--------------------------------------------------------

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                 Year Ended December 31,
                                           1999           1998           1997
                                       ------------    ----------     ----------
Company's share of equity
     method investees' standardized
     measure of discounted future
     cash flows                        $177,680,000    $     --       $     --
                                       ============    ==========     ==========

                           * Ernst & Young Kazakhstan   * Tel. 7 (3272) 50 94 24
                             Kazakhstan                        7 (3272) 50 94 25
                             Almaty 480009                     7 (3272) 60 82 99
                             Prospekt Abai 153a                7 (3272) 41 48 00
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


                                               /s/ ERNST & YOUNG KAZAKHSTAN
                                               ----------------------------
                                               ERNST & YOUNG KAZAKHSTAN
March 15, 2000
Almaty

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

                                      F-37


                                     Closed Type JSC Karakudukmunay
                        Statements of Cash Flows for the years ended December 31,
                                         (Amounts in US Dollars)


                                                                    1999            1998            1997
                                                                ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                        $ (4,503,938)   $ (3,487,792)   $ (1,664,979)

Adjustments to reconcile net loss to net cash
     Provided (used) by operating activities:
Write-down of crude oil inventory                                       --           192,481            --
Depreciation and depletion                                           890,575         440,901         147,660
Management service fees                                              594,079         845,840         495,000
Changes in working capital:
     (Increase)/decrease in prepaid and other receivables             56,448         147,224        (255,979)
     (Increase)/decrease in crude oil inventory                       53,640        (743,823)           --
     (Increase)/decrease in VAT receivable                           192,163        (753,978)        (51,803)
     (Increase)/decrease  in materials and supplies inventory        358,154        (982,714)       (483,437)
     Increase in accounts payable and accrued liabilities            983,502         259,972       2,022,350
     Decrease in long term payable for land usage                       --              --           (34,000)
     Increase in accrued interest payable to partner               1,708,245       1,043,565         389,624
                                                                ------------    ------------    ------------
Net cash provided (used) by operating activities                     332,868      (3,038,324)        564,436

Cash flows from investing activities
Purchase of property, plant and equipment                           (852,958)     (3,061,240)     (1,284,782)
Investments in oil and gas properties                             (6,030,726)     (5,554,435)     (3,288,937)
Net proceeds from sales of non-commercial crude oil                1,018,705            --              --
                                                                ------------    ------------    ------------
Net cash used in investing activities                             (5,864,979)     (8,615,675)     (4,573,719)

Cash flows from financing activities
Increase in loans from banks                                            --           800,000            --
Principal payments on banks loans                                   (177,777)        (44,445)           --
Increase in loan payable to partner due to cash contributions
     and other contributions                                       5,743,014      10,537,018       4,386,778
                                                                ------------    ------------    ------------
Net cash provided by financing activities                          5,565,237      11,292,573       4,386,778

Net increase/(decrease)  in cash                                      33,126        (361,426)        377,495
Cash at beginning of year                                             52,958         414,384          36,889

                                                                ------------    ------------    ------------
Cash at end of year                                             $     86,084    $     52,958    $    414,384

                                                                ============    ============    ============

Supplemental cash flow disclosure
         Interest paid                                          $     88,949    $     30,516    $       --

Supplemental schedule of non-cash
     investing and financing activities
         Increase in accrued management service fees            $  2,040,000    $  1,980,000    $  1,275,000


                       See accompanying notes which form an integral part of these financial statements.

                                                  F-38

                         Closed Type JSC Karakudukmunay
                       Statement of Stockholders' Deficit
                             (Amounts in US Dollars)



                                     Authorized    Accumulated
                                   Charter Capital   Deficit           Total
                                   --------------- ------------    ------------

As at December 31,1996              $    200,000   $ (2,350,718)   $ (2,150,718)

Net loss for the year 1997                  --       (1,664,979)     (1,664,979)
                                    ------------   ------------    ------------

As at December 31,1997                   200,000     (4,015,697)     (3,815,697)

Net loss for the year 1998                  --       (3,487,792)     (3,487,792)
                                    ------------   ------------    ------------

As at December 31,1998                   200,000     (7,503,489)     (7,303,489)

Net loss for the year 1999                  --       (4,503,938)     (4,503,938)

                                    ------------   ------------    ------------
As at December 31,1999              $    200,000   $(12,007,427)   $(11,807,427)
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

Oil and Gas Properties - Full Cost Method
-----------------------------------------

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proven reserves, are amortized on the unit-of-production method using estimated proven reserves. Investments in unproven properties and major development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized cost to be amortized.

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of the future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproven properties.

Sales of proven and unproven properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proven reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

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

The Company is evaluating SFAS 133 and intends to adopt the statement no later than January 1, 2001. The potential impact of SFAS 133 on the Company's financial position and results of operations, if any, is presently being evaluated and has not yet been determined.

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

4.   Prepaid and Other Receivables

Prepayments and Other Receivables primarily consisted of advances to the Custom's Post for payment of VAT and customs duties on future imported materials and supplies. The breakdown of Prepaid and Other Receivables is as follows:

                                               December 31,  December 31,
                                                   1999         1998
                                                 --------     --------

        Travel advances to employees             $     73     $   --
        Custom duties and prepaid taxes            54,952      120,631
        Advance payment for oil and gas assets     13,758        4,600
                                                 --------     --------
        Total                                    $ 68,783     $125,231
                                                 ========     ========


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

As of December 31, 1998, the Company had approximately 83,828 barrels of oil in crude oil inventory and had not completed a sale of crude oil, either to the local or export markets. The Company recorded all operating (lifting) costs required to produce, transport, and store the Company's 1998 oil production as costs of crude oil inventory. As of December 31, 1998, the actual costs of the inventory exceeded the net realizable value (NRV) of the inventory, which was calculated using the quoted crude oil price for Urals as of December 31, 1998, less estimated transportation costs to reach the export market. As a result, the Company impaired crude oil inventory to reflect the estimated net realizable value of $551,342. The impairment, totaling $192,481, was charged directly to expense.

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

                                        December 31,   December 31,
                                           1999           1998
                                        ----------     ----------

                 Inventory in-house     $1,136,418     $1,084,359
                 Inventory in-transit         --          410,213
                                        ----------     ----------
                 Total                  $1,136,418     $1,494,572
                                        ==========     ==========

                      Closed Type JSC Karakudukmunay Notes
                    to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


8.   Property, Plant and Equipment

Upon full amortization of tangible assets, the right of ownership of the tangible assets shall be transferred to the Republic of Kazakhstan in accordance with the Agreement. The Company is entitled to the use of the fully amortized tangible assets during the whole term of the Agreement. A summary of property, plant and equipment is provided in the table below:

                                           December 31,   December 31,
                                              1999           1998
                                           -----------    -----------

         Office buildings and apartments   $   236,701    $   214,468
         Office equipment and furniture        480,362        390,671
         Vehicles                            1,708,420      1,663,364
         Field buildings                     2,874,753      2,248,920
         Field equipment and furniture         393,969        323,824
                                           -----------    -----------
              Total Cost                     5,694,205      4,841,247

         Accumulated depreciation           (1,375,915)      (631,851)
                                           -----------    -----------

         Net book value                    $ 4,318,290    $ 4,209,396
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

The Company calculates depreciation, depletion, and amortization of oil and gas properties using the units-of-production method. The provision is computed by multiplying the unamortized costs of proven oil and gas properties by a production rate calculated by dividing the physical units of oil and gas produced during the relevant period by the total estimated proven reserves. The unamortized costs of proven oil and gas properties includes all capitalized costs, less accumulated amortization, estimated future costs to develop proven reserves, and estimated dismantlement and abandonment costs. Total 1999 amortization of $146,511 was calculated using production from November 1, 1999 through the balance sheet date, and represents $2.47 per barrel produced. In accordance with SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, the Company has accounted for 1999 amortization as a component of crude oil inventory to properly record amortization as a part of the cost of proven oil reserves produced during 1999.

                      Closed Type JSC Karakudukmunay Notes
                    to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


9.   Oil and Gas Properties (continued)

The composition of Oil and Gas Properties is as follow:

                                           December 31,    December 31,
                                               1999            1998
                                           ------------    ------------

         Acquisition costs                 $    507,870    $    507,870
         Exploration and appraisal costs     11,255,708      11,255,708
         Development cost                     6,780,022            --
         Capitalized interest                 1,496,167         799,542
                                           ------------    ------------
              Total Cost                     20,039,767      12,563,120
         Accumulated depletion                 (146,511)           --
         Net proceeds from sales of
               non-commercial crude oil      (1,018,705)           --
                                           ------------    ------------

              Net book value               $ 18,874,551    $ 12,563,120
                                           ============    ============


The full cost ceiling test results as of December 31, 1999 support the carrying amount of the assets disclosed above. Therefore, no impairment provision has been made.

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

11.  Accrued Liabilities

                                           December 31,   December 31,
                                              1999           1998
                                            --------       --------

           Accrued management service fee    573,750        573,750
           Accrued audit fees                 75,000         75,000
           Accrued interest payable            3,439          3,613

           Miscellaneous taxes payable       220,102        127,233
                                            --------       --------

             Total accrued liabilities      $872,291       $779,596
                                            ========       ========

                      Closed Type JSC Karakudukmunay Notes
                    to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


12.  Long -term Debt


                                       December 31,    December 31,
                                           1999            1998
                                       ------------    ------------

            Loans  payable to banks    $    577,778    $    755,555
            Loans payable to partner     32,871,339      23,380,080
                                       ------------    ------------
                                         33,449,117      24,135,635

            Less current portion           (577,778)     (3,177,780)
                                       ------------    ------------

              Total long-term debt     $ 32,871,339    $ 20,957,855
                                       ============    ============


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

The loan is made up as follows:

                                                   December 31,  December 31,
                                                       1999          1998
                                                   -----------   -----------

    Cash funding                                   $20,671,850   $16,897,350
    Management services fee                          6,315,000     4,275,000
    Other expenditures                               2,603,107       634,594
    Accrued interest payable                         3,281,382     1,573,136
                                                   -----------   -----------

      Total interest and loan payable to partner   $32,871,339   $23,380,080
                                                   ===========   ===========

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

                      Closed Type JSC Karakudukmunay Notes
                    to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


14.  Charter Capital

The total Charter Fund contribution specified in the new Founders Agreement of KKM is $200,000. Each of the stockholders' portion of the Charter Fund and their respective participating interest in the Company is:

                                            December 31,        December 31,
                                               1999                1998
                                      -----------------------------------------
                                        Charter    Percent   Charter    Percent
                                      Contribution         Contribution
                                      -----------------------------------------
KazakhOil                                80,000      40%      80,000      40%
Korporatsiya Mangistau Terra
 International                           20,000      10%      20,000      10%
Central Asian Petroleum (Guernsey)
 Limited - CAP-G *                      100,000      50%     100,000      50%
                                       --------      ----   --------      ----

Total charter capital                  $200,000      100%   $200,000      100%
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

                      Closed Type JSC Karakudukmunay Notes
                    to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


17.  License Commitments and Other Capital Commitments (continued)

Other Capital Commitments
-------------------------

The Company cancelled its contract with Challenger Oil Services, PLC ("Challenger") in April 1999. The Company entered into a second drilling contract with Kazakhoil Drilling Services Company, an affiliate of KazakhOil, during the fourth quarter of 1999. Under the terms of the contract, the operating rate (that includes both rig and crews) is $12,100 per day with a two year contractual commitment. The Company prepaid $200,000 in drilling costs and paid a $20,000 rig mobilization fee in December 1999. The Company began drilling well #102 in late December 1999.

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

                      Closed Type JSC Karakudukmunay Notes
                    to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED


Proven Oil and Gas Reserve Quantities
(All within the Republic of Kazakhstan)

                                                           Oil           Gas
                                                         Reserves      Reserves
                                                          (bbls.)       (Mcf.)
                                                        -----------    --------
Proven developed and undeveloped reserves:

Balance December 31, 1998                                      --          --
Extensions, discoveries and other additions              67,636,892        --
Production                                                  (59,249)       --
                                                               --          --
Balance December 31, 1999                                67,577,643        --
                                                        ===========      ======

Proven Developed Reserves:
Balance December 31, 1999                                 1,233,059        --
                                                        ===========      ======


Capitalized Costs Relating to Oil and Gas Producing Activities
(All within the Republic of Kazakhstan)

                                               Year Ended December 31,
                                       1999            1998            1997
                                   ------------    ------------    ------------

Unproven oil and gas properties    $       --      $ 18,898,939    $  8,166,390
Proven oil and gas properties        25,851,685            --              --
                                   ------------    ------------    ------------

Accumulated depreciation and
     depletion                       (1,522,426)       (631,851)       (190,950)
                                   ------------    ------------    ------------

Net capitalized cost               $ 24,329,259    $ 18,267,088    $  7,975,440
                                   ============    ============    ============

                      Closed Type JSC Karakudukmunay Notes
                    to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED


Cost Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities (All within the Republic of Kazakhstan)

                                                   Year Ended December 31,
                                             1999          1998          1997
                                          ----------    ----------    ----------

Acquisition costs                         $     --      $     --      $     --
Exploration and appraisal costs                 --       6,688,595     4,068,937
Development costs                          7,476,647          --            --
                                          ----------    ----------    ----------
                                          $7,476,647    $6,688,595    $4,068,937
                                          ==========    ==========    ==========


Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proven Oil and Gas Reserves (All within the Republic of Kazakhstan)

                                                   Year Ended December 31,
                                                 1999           1998      1997
                                            ---------------    -------   -------

Future cash inflows                         $ 1,304,730,000    $  --     $  --
Future development costs                       (148,390,000)
Future production costs                         (78,280,000)
Future income tax expenses                     (311,620,000)
                                            ---------------    -------   -------
Future net cash flows                           766,440,000       --        --
10% annual discount for estimated timing
    of cash flows                              (411,080,000)
                                            ---------------    -------   -------
Standardized measure of discounted net
    cash flows                              $   355,360,000    $  --     $  --
                                            ===============    =======   =======


Principal sources of change in the standardized measure of discounted future net cash flows

Beginning balance                     $       --     $    --     $     --
Extensions and discoveries             355,360,000
                                      ------------   ---------   ----------
Ending balance                        $355,360,000   $    --     $     --
                                      ============   =========   ==========