Form 10-K
period 2000-12-31
CHAPARRAL RESOURCES INC
filed 2001-04-16
CIK 19252

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2000.


                         Commission file number: 0-7261


                            CHAPARRAL RESOURCES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                           84-0630863
 ------------------------------                              ------------------
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


                    Common Stock, Par Value $.0001 Per Share
                                 --------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  |X|          NO  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|


     As of March 30, 2001, the aggregate market value of registrant's voting common stock, par value $.0001 per share, held by non-affiliates was $16,592,781.


     As of March 30, 2001, registrant had 14,283,634 shares of its common stock, par value $.0001 per share, issued and outstanding.

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

     Through two of our significant subsidiaries, Central Asian Petroleum (Guernsey), Ltd., a Guernsey company ("CAP-G"), and Central Asian Petroleum, Inc., a Delaware company ("CAP-D"), we own a 50% interest in Closed Type JSC Karakudukmunay ("KKM"), a Kazakh joint stock company that holds a governmental license to develop the Karakuduk Oil Field. All references to "Chaparral," "we," "us," and "our" refer to Chaparral Resources, Inc., its subsidiaries, and its 50% interest in KKM, unless indicated otherwise.

     Since 1995, the business of Chaparral has been the development of the Karakuduk Field, a 16,900 acre oil field in the Republic of Kazakhstan. The domestic oil and gas assets of Chaparral were divested during 1996 and 1997 to help fund the development of the Karakuduk Field. The government of the former Soviet Union discovered the Karakuduk Field in 1972 and drilled 22 exploratory and development wells, none of which were produced commercially. KKM has re-established oil production from some of the existing wells and initiated an aggressive drilling and development program in 2000 to fully develop and commercially produce the oil reserves in the Karakuduk Field.

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

     Currently, the Karakuduk Field is our only oil field. We are in the process of identifying and evaluating other oil fields for possible acquisition and development. We have no other significant subsidiaries besides CAP-G and CAP-D.

Shell Capital Loan Agreement
----------------------------

     We have entered into a loan with Shell Capital Limited to provide up to $24.0 million in financing for the development of the Karakuduk Field. The loan subjects us to numerous covenants and events of default. Our ability to obtain additional debt or equity financing in the future for working capital, general corporate purposes, capital expenditures, and acquisitions is severely restricted under the loan, as well as our ability to acquire or dispose of significant assets and pursue other business opportunities. These restrictions severely limit our ability to obtain new capital and make us more vulnerable and less able to react to adverse economic conditions. Our failure to meet the terms of the loan could result in an event of default and the loss of our investment in the Karakuduk Field. The terms of the loan are described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The financing costs of the loan are significant. A substantial portion of our future cash flow from operations will be required for debt service and may not be available for other purposes. We expect $36.0 million to $45.0 million of our future available net cash flows from the Karakuduk Field to be utilized to service the loan, depending upon excess cash flows available from operations, if any, to repay the loan prior to its stated maturity date of September 30, 2004.

The availability of future cash flows is contingent upon many factors beyond our control, including successful development of the underlying oil reserves from the Karakuduk Field, production rates, production and development costs, oil prices, access to oil transportation routes, and political stability in the region.

Crude Oil Sales
---------------

     We derive all of our revenue through the production and sale of crude oil from the Karakuduk Field. We are in the early stages of development and only began generating revenue from the sale of crude oil during 2000. KKM sold approximately 765,000 barrels of crude oil, of which approximately 604,000 barrels were sold to Shell Trading International Limited ("STASCO"), an affiliate of Shell Capital, on the export market and an additional 161,000 barrels were sold to various purchasers on the local market in Kazakhstan. Total oil sales generated $13.76 million, of which $12.27 million was generated from export sales to STASCO and $1.49 million resulted from local oil sales. Our financial information relating to operations in the Karakuduk Field is disclosed in the financial statements for KKM and the consolidated financial statements for Chaparral, both of which are included as part of this Annual Report on Form 10-K.

     STASCO is the only customer responsible for more than 10% of oil sales revenue in 2000. KKM has a long-term crude oil sale agreement with STASCO for the sale of 100% of KKM's oil production, net of royalty-in-kind, on the export market. STASCO accepts title of KKM's crude oil at various delivery points outside of Kazakhstan. KKM is responsible for obtaining export quotas and all other permissions from Kazakhstan, Russia, or other relevant jurisdictions necessary to transport and deliver KKM's oil production to STASCO. STASCO is responsible for nominating and coordinating an oil tanker, if necessary, and arranging for the resale/marketing of the crude oil purchased. The crude oil sales agreement with STASCO is effective for a 5-year term beginning in February 2000, and is renewable thereafter for successive 12-month periods. STASCO may terminate the crude oil sales agreement if KKM does not nominate a sale for six consecutive months, KKM enters into a sales agreement with a third-party, we cease to own at least 50% of KKM, or the loan with Shell Capital is terminated or repaid. KKM may terminate the crude oil sales agreement if the loan is repaid in full or STASCO fails to pay amounts due to KKM.

     The sales prices to be received by KKM under the crude oil sales agreement are based upon various factors, including the point of delivery, current market oil prices, the size and quality of the crude oil delivered, the size and type of tanker utilized (if any), and applicable flat tanker rates (if any). KKM pays STASCO a commission on each oil sale, calculated on a sliding scale based upon total annual crude oil quantities delivered: $0.15 per barrel up to 5 million barrels, $0.10 per barrel from 5 to 10 million barrels, and $0.05 per barrel beyond 10 million barrels. All other prices/costs utilized in the sales price formula are from published sources or our actual costs incurred.

     There are six delivery points under the crude oil sales agreement, including three preferred port facilities on the Black Sea (Novorossiisk, Odessa, and Ventspills) and three onshore pipeline facilities (Dudkovce, Feyeshlitke, or Adamovo). KKM must use its best efforts to deliver crude oil to one of the three port locations. All of KKM's export oil sales to date have been delivered to the Ukranian port of Odessa. The minimum deliverable quantity is approximately 460,000 barrels of crude oil for the port locations and 22,000 barrels for the pipelines. KKM has a contractual right to deliver undersized cargoes to the port facilities, subject to additional freight charges if a tanker is loaded below its tonnage capacity. Third-party sellers, however, may offset capacity shortages in the tanker, with STASCO's approval.

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

     The government of the Republic of Kazakhstan requires oil producers within Kazakhstan to supply a portion of their crude oil production to the local market to meet domestic energy needs. Local market oil prices are significantly lower than prices obtainable on the export market. In 2000, the government required KKM to sell approximately 161,000 barrels of crude oil, or 21% of its total oil sales, to the local market, for prices approximately $8 to $10 per barrel below export market prices. We are currently engaged in informal discussions with the government to enforce KKM's contractual rights for the 100% export of all hydrocarbons produced from the Karakuduk Field. We believe we will be successful in working with the government to minimize or eliminate KKM's future local sales requirements. If we are unsuccessful, however, we may be required to initiate legal proceedings within Kazakhstan or make a claim under our political risk insurance policy for the breach of our agreement by the government of Kazakhstan. We can provide no assurances that legal proceedings within Kazakhstan would be successful, or that any potential insurance proceeds available under the political risk policy would fully offset losses incurred due to additional local sales requirements. Additionally, the initiation of formal legal proceedings could lead to more material restrictions of our contractual rights, including our right to develop the Karakuduk Field or sell any of our crude oil production on the export market. The future loss of revenue from local sales may be significant enough to prevent us from generating a profit from the Karakuduk Field or generate enough cash flow to repay the loan to Shell Capital. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks of  Oil and Gas Activities
--------------------------------

     The current market for oil is characterized by instability. This instability has caused fluctuations in world oil prices in recent years and there is no assurance of any price stability in the future. The production and sale of oil from the Karakuduk Field may not be commercially feasible under market conditions prevailing in the future. The price we receive for our oil may not be sufficient to generate revenues in excess of our costs of production or provide sufficient cash flow to service our debt obligations. If not, we will be unable to generate profits and could default on our loan.

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

     It is likely that oil prices will continue to fluctuate as they have in the past. Current oil prices are not representative of oil prices in either the near or long-term. We do not expect oil prices to maintain current price levels and do not base our capital spending decisions on current market prices.

     No assurances can be given that we will be able to successfully develop, produce, and market the oil reserves underlying the Karakuduk Field or elsewhere. The development of oil reserves inherently involves a high degree of risk, even though the reserves are proved. Our risks are increased because our activities are concentrated in areas where political or other unknown circumstances could adversely affect commercial development of the reserves. Costs necessary to acquire, explore, and develop oil reserves are substantial. No assurances can be given we will recover the costs incurred to acquire and develop the Karakuduk Field. If the costs incurred exceed our revenues, our operations will not be profitable. If we fail to generate sufficient cash flow from operations to repay the loan, we may lose our entire investment in the Karakuduk Field pledged as collateral to Shell Capital.

     The development of oil reserves is a high risk endeavor and is frequently marked by unprofitable efforts, such as:

     o    drilling unproductive wells;

     o drilling productive wells which do not produce sufficient amounts of oil to return a profit; and

     o production of developed oil reserves which cannot be marketed or cannot be sold for adequate market prices.

     There are many additional risks incident to drilling for and producing oil and gas. These risks include blowouts, cratering, fires, equipment failure and accidents. Any of these events could result in personal injury, loss of life and environmental and/or property damage. If such an event does occur, we may be held liable and we are not fully insured against these risks. In fact, many of these risks are not insurable. The occurrence of such events that are not fully covered by insurance may require us to pay damages, which would reduce our profits. As of March 30, 2001, we have not experienced any material losses due to these events.

Risks of Foreign Operations
---------------------------

     Our ability to develop the Karakuduk Field is dependent on fundamental contracts that we have with governmental agencies in Kazakhstan, including KKM's Agreement with the Ministry of Energy and Natural Resources for Exploration, Development, and Production of Oil in the Karakuduk Oil Field and KKM's petroleum license with the government allowing KKM to operate and develop the Karakuduk Field. Kazakhstan is a relatively new country and there is uncertainty as to the status of Kazakh law, the stability of the country and the region, and the autonomy of the parties involved with us in Kazakhstan. There is a risk the government of Kazakhstan may arbitrarily cancel our contracts or may force them into re-negotiation. Cancellation or re-negotiation of contracts could result in less favorable terms for us and could reduce or eliminate revenues.

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

     Obtaining the necessary quotas and permissions to export production through the Russian pipeline system can be extremely difficult, if not impossible in some circumstances. Our agreements with the government of the Republic of Kazakhstan grant us the right to export, and to receive export quota. However, we cannot provide any assurances that we will receive export quota or any other approvals required to export and deliver our production in the future.

     KKM has entered into marketing service agreements with KazakhOil and KazTransOil JSC, the state owned pipeline transportation company, whereby KazakhOil and/or KazTransOil will assist KKM with export oil sales under the crude oil sales agreement. The services provided include assistance in obtaining export quotas from the government of the Republic of Kazakhstan, consulting on procedures required for the nomination and delivery of oil sales, obtaining other necessary approvals and permissions, and preparation of relevant documentation. KKM utilized the services of both KazakhOil and KazTransOil to facilitate export oil sales during 2000 and expects to continue to do so in future periods.

Political Risk Insurance
------------------------

     In order to counteract some of these potential difficulties, we obtained political risk insurance through the Overseas Private Investment Corporation ("OPIC"), covering 90% of the book value of our investment in KKM up to a maximum of $50.0 million. Our OPIC policy provides coverage for acts, which could be committed against us by the government of the Republic of Kazakhstan or other parties in times of severe political instability. The OPIC policy generally provides the following types of risk coverage:

     o Currency Inconvertibility. Currency restrictions, which might be imposed by the government of the Republic of Kazakhstan to prevent or defer our recovery of our investment in the Karakuduk Field, including revoking KKM's right to retain U.S. dollar proceeds from oil sales outside of Kazakhstan or to convert local currency into U.S. dollars for repayment of our investment;

     o Expropriation. Acts attributable to the government of the Republic of Kazakhstan that are violations of international law or an abrogation, repudiation or material breach of our agreements with the government. In order to qualify for coverage, the act of expropriation must continue without interruption for at least six months and prevent us from exercising our fundamental rights under our agreements, exercising control over our investment the Karakuduk Field, or recovering our investment in the Karakuduk Field;

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

Environmental Regulations
-------------------------

     We must comply with laws of the Republic of Kazakhstan and international requirements that regulate the discharge of materials into the environment. Furthermore, our loan and OPIC political risk insurance policy both require that we comply with the World Bank's environment, health, and safety guidelines for onshore oil and gas development. Environmental protection and pollution control could, in the future, become so restrictive as to make production unprofitable. Furthermore, we may be exposed to potential claims and lawsuits involving such environmental matters as soil and water contamination and air pollution. We are currently in compliance with all local and international environmental requirements and are closely monitored by the environmental authorities of the Republic of Kazakhstan. We have not made any material capital expenditures for environmental control facilities and have no plans to do so in the foreseeable future.

Competition
-----------

     We compete in all areas of the exploration and production segment of the oil and gas industry with a number of other companies. These companies include large multinational oil and gas companies and other independent operators with greater financial resources and more experience than Chaparral. We do not hold a significant competitive position in the oil industry. We compete both with major oil and gas companies and with independent producers for, among other things, rights to develop oil and gas properties, access to limited pipeline capacity, procurement of available materials and resources, and hiring qualified local and international personnel.

Employees
---------

     As of March 30, 2001, we had 6 full-time employees and one consultant. KKM had 161 employees and retains independent contractors on an as needed basis through us. We believe that our relationship with our employees and consultants is good.

Corporate Information
---------------------

     Chaparral was incorporated under the laws of the State of Colorado in 1972. In 1999, Chaparral completed a 60 to 1 reverse stock split and reincorporated under the laws of the State of Delaware.

     Our address is 16945 Northchase Drive, Suite 1620, Houston, Texas 77060, and our telephone number is (281) 877-7100.


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

     Some of the statements in this Annual Report on Form 10-K constitute "forward-looking statements." Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "estimates," "believes," "predicts," "potential," "likely," or "continue," or by the negative of such terms or comparable terminology. Forward-looking statements are predictions based on current expectations that involve a number of risks and uncertainties. Actual events may differ materially. In evaluating forward-looking statements, you should consider various factors, including the risks discussed above in "Risks of Oil and Gas Activities" and "Risks of Foreign Operations." These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and you are encouraged to exercise caution in considering such forward-looking statements. Unless otherwise required by law, we are not under any duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.


ITEM 2. PROPERTIES

Properties
----------

     The Karakuduk Field is located in the Mangistau Region of the Republic of Kazakhstan. The license to develop the Karakuduk Field covers an area of approximately 16,900 acres and is effective for a 25 year term, which may be extended by production. KKM entered an agreement to develop the Karakuduk Field with Kazakhstan's Ministry of Energy and Natural Resources in 1995.

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

     The Karakuduk Field structure is an asymmetrical anticline located on the Aristan Uplift in the North Ustyurt Basin. Oil was discovered in the structure in 1972, when Kazakhstan was a republic of the former Soviet Union, from Jurassic age sediments between 8,500 and 10,000 feet. The former Soviet Union drilled 22 exploratory and development wells to delineate the Karakuduk Field, discovering the presence of recoverable oil reserves. The productive area of the

Karakuduk Field is estimated to contain a minimum of seven separate productive horizons in the Jurassic formation. None of the original wells were ever placed on commercial production prior to KKM obtaining the rights to the Karakuduk Field.

     The Karakuduk Field is approximately 18 miles north of the main utility corridor, which includes the Makat-Mangishlak railroad, the Mangishlak-Astrakghan water pipeline, the Beyneu-Uzen high voltage utility lines, and the Uzen-Atrau-Samara oil and gas pipelines. KKM, according to its agreements with the Republic of Kazakhstan, has a right to use the existing oil export pipeline and related utilities. KKM also has a contract with KazTransOil granting KKM the right to use the export pipeline for transportation of crude oil to local and export markets, subject to transit quota restrictions, and as a temporary storage facility until the produced hydrocarbons are sold by KKM.

     As of March 30, 2001, KKM has 23 productive wells in the Karakuduk Field, of which 16 are new wells and 7 are re-completions of previously existing delineation wells. KKM implemented an aggressive drilling program during 2000, drilling a total of 12 development wells and re-completing 4 delineation wells using a combination of two drilling rigs and a workover rig. An additional 4 wells have been successfully completed subsequent to year end, including 1 re-completion of a previously existing well. Another well has reached total depth and is expected to be completed during April 2001. KKM has successfully completed every well drilled to date. Oil has been recovered from the J-1, J-4, J-8, and J-9 formations, along with new discoveries in the J-6 and J-7 horizons.

     The gross daily productive capacity of the 23 producing wells is approximately 12,300 barrels of oil per day. Due to current facility constraints, however, KKM is only capable of processing and transporting approximately 7,500 barrels of oil per day into the export pipeline. KKM has made significant progress in resolving existing facility constraints, but has not been able to keep up with productive capacity given the success of our drilling program. KKM is working to alleviate all facility constraints, through expansion of its oil storage capacity, upgrading existing and installing additional gathering and processing facilities, commissioning an oil sales pipeline connecting to the export pipeline, and installing and completing a central processing unit. KKM expects its gross capacity to deliver oil production into the main export pipeline to be incrementally extended to approximately 8,500 barrels of oil per day by July 2001 and approximately 11,500 barrels of oil per day before September 2001. Completion of the central processing unit by mid 2002 will allow gross delivery capacity to exceed 25,000 barrels of oil per day.

     KKM currently has one drilling rig and one workover rig operating in the Karakuduk Field. A second drilling rig was released as of April 1, 2001, but is expected to be made available to KKM later in 2001, if needed. KKM expects to drill a total of 14 development wells in 2001 and re-complete approximately 5 existing delineation wells. We estimate up to 108 oil wells will be required to fully develop the Karakuduk Field, of which 28 would eventually be converted into water injection wells. The planned development program includes a pressure maintenance operation that our management believes could result in increased production.

     Crude oil production is being processed at a pilot facility and trucked to the KKM pump station adjacent to the export pipeline. The pump station is approximately 18 miles from the Karakuduk Field and was placed in service in April 2000. KKM is constructing an 18-mile pipeline, capable of transporting up to 18,000 barrels of oil per day from the Karakuduk Field to the export pipeline terminal. We anticipate the pipeline will be operational in July 2001. Until the pipeline is operational, KKM will continue to truck oil production to the pump station at the export pipeline. KKM is currently sourcing additional oil trucks to increase crude oil trucking capacity in the field, along with larger pumps to increase the daily production which can be pumped into the export pipeline. Maximum crude oil trucking capacity is estimated at 8,800 barrels of oil per day.

     KKM has completed a 3-D seismic study of the Karakuduk Field. The seismic data has been processed and is being utilized to optimize the well drilling order for KKM's drilling program and further define the possible total productive capability of the Karakuduk Field.

     See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Reserves
     --------

     As of December 31, 2000, the Karakuduk Field has total estimated proved reserves of approximately 33.05 million barrels, net of government royalty, of which we have a proportional equity interest in approximately 16.52 million barrels, based upon our 50% equity interest in KKM. The reserve disclosure is based upon a reserve study of the Karakuduk Field conducted by Ryder Scott, including data available subsequent to December 31, 2000.

     The reserve estimates as of December 31, 1999 have been restated from the original presentation, revising the original disclosure of 33.79 million barrels of proved reserves downward by 23.72 million barrels to 10.07 million barrels of proved reserves. The restatement is to reflect the SEC's definition of proved undeveloped reserves, which differs from the definition employed by the Society of Petroleum Engineers.

     Prior to signing the loan with Shell Capital, we did not disclose any proved reserves relating to the Karakuduk Field due to the lack of necessary financing. We are responsible for providing 100% of the funding necessary for the development of the Karakuduk Field, which is not provided by third-party sources. While we have invested significant amounts of capital into the Karakuduk Field, the funds necessary to complete the field infrastructure and execute a practical drilling program were not readily available to us prior to the loan with Shell Capital, including related equity commitments necessitated by the loan.

     No reserve estimates have been filed with any Federal authority or other agency since January 1, 2000.

     Net Quantities of Oil and Gas Produced
     --------------------------------------

     The following table summarized sales volumes, sales prices and production cost information for our net oil and gas production for each of the last three fiscal years ended December 31, 2000:

                                       As of the Year Ended December 31,
                                      ----------------------------------
                                         1998        1999        2000
                                         ----        ----        ----
Net sales volumes

     Oil (bbls)                           --        29,625      382,500

     Gas (mcf)                            --          --           --

Average sales price

     Oil (per bbl)                     $  --     $    --      $   17.98

     Gas (per mcf)                     $  --     $    --      $    --

Average production cost (per bbl)      $  --     $    --      $    4.81



     KKM did not sell any commercial quantities of crude oil prior to 2000. The average sales price is shown net of related transportation costs. Average gross sales revenue per barrel was approximately $22.18, while average transportation costs per barrel was approximately $4.20.

     Net oil production represents our 50% equity interest in KKM's production, but does not reflect our right under the agreement with the government of the Republic of Kazakhstan to receive 65% of KKM's cash flow from oil sales, net of royalty, on a quarterly basis until our loan to KKM has been fully repaid. The remaining 35% of net cash flows is used by KKM to meet capital and operating expenditures. We may waive receipt of quarterly loan repayments, in whole or in part, to provide KKM with additional working capital.

     KKM sold some quantities of test production prior to the commercial viability of our investment in the Karakuduk Field, which are not reported as part of the required disclosures for the Statement of Financial Accounting Standards No. 69 ("SFAS 69"), Disclosures About Oil and Gas Producing Activities, or included in the table above. Our share of KKM's sales of test production during 1999 totaled 162,325 barrels of oil, which were accounted for on a cost recovery basis. The average sales price per barrel received by KKM was $7.00, net of transportation costs.

     Productive Wells and Acreage
     ----------------------------

     As of December 31, 2000, we had interests in 19 gross productive oil wells (9.5 net oil wells), and no producing gas wells. There were no multiple completion wells. Production was from 16,900 gross acres, of which 3,382 acres are developed.

     Undeveloped Acreage
     -------------------

     As of December 31, 2000, 7,918 net acres in the Karakuduk Field are undeveloped.

     Drilling Activity
     -----------------

     During the last three fiscal years ended December 31, 2000, our net interests in exploratory and development wells drilled were as follows:


                       Exploratory Wells, Net           Development Wells, Net
     Year Ended        ----------------------           ----------------------
     December 31,      Productive        Dry            Productive        Dry
     -----------       ----------        ---            ----------        ---

        1998              1.0             --                  --           --
        1999               .5             --                  --           --
        2000              1.5             --                 6.5           --

     All wells are located in the Republic of Kazakhstan.

     Present Activities.
     -------------------

     As of March 30, 2001, KKM has successfully completed an additional 4 gross development wells (2 net), and is has reached total depth on another gross development well (.5 net) which is expected to be completed in April 2001.


ITEM 3. LEGAL PROCEEDINGS

     We do not have any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fiscal quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently quoted on the Nasdaq SmallCap Market under the symbol "CHAR."

     As of March 30, 2001, we had 1,853 stockholders of record of our common stock. No dividend has been paid on our common stock, and there are no plans to pay dividends in the foreseeable future. We cannot pay any dividends without Shell Capital's consent while the loan is outstanding.

     The following table shows the range of high and low bid prices for each quarter during our last two calendar years ended December 31, 2000 and 1999, as reported by the National Association of Securities Dealers, Inc.. Prices are adjusted for our 60 to 1 reverse common stock split in April 1999.

                                                       Price Range
                                                       -----------
                  Fiscal Quarter Ended              High         Low
                  --------------------              ----         ---
                  March 31, 1999                  $58.373      $22.590
                  June 30, 1999                    45.500       11.000
                  September 30, 1999               35.000        9.250
                  December 31, 1999                35.000        4.000
                  March 31, 2000                   15.188        8.000
                  June 30, 2000                     9.000        5.875
                  September 30, 2000               10.500        3.375
                  December 31, 2000                 8.125        3.250

     Under Marketplace Rules of The Nasdaq Stock Market, Inc. ("Nasdaq") governing qualitative and quantitative standards for listing, stockholder approval is required prior to the issuance of common stock which will result in a change of control of the issuer or the issuance of common stock equal to 20% or more of the greater of book or market value of our common stock outstanding immediately before the transaction. Chaparral did not obtain stockholder approval for either the conversion of its 8% Non-Negotiable Convertible Promissory Notes, or notes, into 11,690,259 shares of our common stock on September 21, 2000 or the issuance of 1,612,903 shares of common stock to Capco Resources, Ltd. ("Capco"). The note conversion and the Capco stock subscription are discussed in "Item 13 - Certain Relationships and Related Transactions."

     On March 16, 2001, Chaparral received a letter from Nasdaq notifying us that we may be in violation of the continued listing requirements with respect to obtaining stockholder approval for the note conversion and the Capco stock subscription, as stipulated by Nasdaq Marketplace Rules 4310(i)(1)(B) and 4310(i)(1)(D)(ii). Consequently, Nasdaq is reviewing Chaparral's eligibility for continued listing on The Nasdaq SmallCap Market and has requested Chaparral's specific plan to achieve and sustain compliance with all of The Nasdaq SmallCap Market listing requirements. Chaparral had a meeting with Nasdaq on April 12, 2001, presenting a plan of compliance and discussing the conversion of the notes and the common stock issued to Capco.

     There can be no assurance, however, the outcome of the Nasdaq meeting will be favorable. If not, Nasdaq could delist our common stock. Being delisted would have an adverse impact on the liquidity of our common stock and our Series A Preferred Stock. The possible consequences of delisting could include litigation and difficulties in raising additional capital, which may be necessary to continue our operations. In addition, the loan requires us to maintain our listing on Nasdaq. If we are delisted we may be called in default of the loan and our investment in the Karakuduk Field could be lost.

     If we are delisted from Nasdaq, trading of our common stock may be conducted on the OTC Bulletin Board or the over-the-counter market. Because spreads between the "bid" and "asked" prices of common stock quoted by market makers on the OTC Bulletin Board and the over-the-counter market will likely be greater than on Nasdaq, our stockholders would likely experience a greater degree of difficulty in trading our common stock. In addition, there are significant restrictions imposed by most brokerage houses on the ability of their brokers to solicit orders or recommend the purchase of stocks that trade on the OTC Bulletin Board. In the majority of cases, the purchase of stock is limited to unsolicited offers from private investors, who have to comply with policies and practices involving the completion of time-consuming forms that can make the handling of lower-priced stocks economically unattractive. Moreover, most brokerage houses do not permit lower-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Consequently, our board of directors believes that the current per share price of our common stock may limit its effective marketability because of the reluctance of many brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold them in their own portfolios. The brokerage commission on the purchase or sale of a lower-priced stock may also represent a higher percentage of the price than the brokerage commission on a higher-priced issue.

     In addition, Chaparral's common stock would be subject to the rules and regulations of the SEC concerning "penny stocks." The SEC's rules and regulations generally define a penny stock to be an equity security that is not listed on Nasdaq or a national securities exchange and that has a market price of less than $5.00 per share, subject to certain exceptions. The SEC's rules and regulations require broker-dealers to deliver to a purchaser of penny stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, broker-dealers must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If our common stock is traded on the OTC Bulletin Board or the over-the-counter market and remains subject to the regulations applicable to penny stocks, investors may find it more difficult to obtain timely and accurate quotes and execute trades of our common stock.

     There can be no assurance that we will be successful in maintaining our Nasdaq listing or avoid application of the SEC's penny stock rules if we are delisted from Nasdaq. Failure to maintain our Nasdaq listing is an event of default under our Shell Capital loan. We cannot provide any assurance that Shell Capital would not call us into default if we are delisted from Nasdaq, which might result in our loss of our investment in the Karakuduk Field.

     The following is information as to all securities sold since October 1, 2000, which were not registered under the Securities Act of 1933, as amended:

     All sales of unregistered securities from October 1, 2000 to December 31, 2000 have been disclosed by the registrant in our quarterly report for the quarter ended September 30, 2000 on Form 10-Q.



ITEM 6. SELECTED FINANCIAL DATA

                                                                                                            As of or for
                                                                                                              the Year
                                                                                                 Month of       Ended
                                               As of or for the Year Ended December 31           December     November 30
                                 ----------------------------------------------------------------------------------------
                                           2000          1999         1998          1997           1996          1996
                                 ----------------------------------------------------------------------------------------
Oil and gas sales (1)............            --            --           --             --            --     $    147,000
Total revenues...................            --            --           --             --            --          147,000
Net loss.........................    $ (26,803,000)  $(5,163,000) $(4,266,000)   $(2,603,000)   $ (130,000)  ( 2,416,000)
Net loss per
  common share...................            (6.01)        (5.63)       (5.14)         (3.76)         (.21)        (4.52)
Working capital (deficit)........         (601,000)   (2,941,000)    (287,000)     3,356,000             *       259,000
Total assets.....................       70,156,000    41,303,000   34,324,000     23,519,000             *    14,498,000
Long-term obligations and
   redeemable preferred stock....       26,528,000    14,776,000    5,060,000      4,710,000             *     1,491,000
Stockholders' equity.............       41,926,000    22,851,000   27,579,000     18,578,000             *    12,114,000

           Other Data

Present value of proved reserves(2)     70,281,000    61,312,000         --             --           --             --
Proved oil reserves (bbls)(3)....       16,523,000    10,071,000         --             --           --             --
Proved gas reserves (mcf)........             --            --           --             --           --             --


-----------------------

*    Not applicable due to one month short period ended December 31, 1996.

(1) In 1994, we made a strategic decision to pursue international oil and gas projects, and, by early 1997 we completely disposed of all domestic oil and gas properties through sales to third parties.
(2) The present value of proved reserves as of December 31, 1999 has been restated from the original presentation, revising the original disclosure of $177,680,000 downward by $116,368,000 to reflect the restatement of our proportional net interest in KKM's proved reserves as of December 31, 1999.
     See footnote (3) below and "Supplemental Information - Disclosures About
     Oil and Gas Producing Activities - Unaudited" included in the notes to our consolidated financial statements for the year ended December 31, 2000.
(3) Proved oil reserves as of December 31, 1999 have been restated from the original presentation, revising the original disclosure of 33,789,000 barrels of proved oil reserves by 23,718,000 barrels. The restatement is to reflect the SEC's definition of proved undeveloped reserves, which differs from the definition as accepted by the Society of Petroleum Engineers. See
     "Item 2 Properties - Reserves."

                                       12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Liquidity and Capital Resources
----------------------------------

General Liquidity Considerations.
---------------------------------

Going Concern
-------------

     Our financial statements have been presented on the basis we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. We have recognized recurring operating losses and have a working capital deficiency as of December 31, 2000. In addition, there are uncertainties relating to our ability to meet all expenditure and cash flow requirements through fiscal year 2001, which could result in a default of our loan with Shell Capital and the loss of our investment in the Karakuduk Field.

     We are seeking to alleviate these conditions by increasing cash flows available from the sale of crude oil production from the Karakuduk Field. We expect to finance the development of the Karakuduk Field primarily through the production and sale of crude oil, which is currently limited to approximately 7,000 barrels of oil per day, net of royalty, by short-term facility constraints. Additionally, the government of Kazakhstan has required KKM to sell a portion of its crude oil production on the local market, which generates substantially less revenue than oil sold on the export market. KKM is attempting to resolve both of these issues by removing field facility constraints as quickly as possible and requesting that the government to reduce or eliminate local oil sales requirements imposed upon KKM. Management expects to incrementally increase daily production, net of royalty, to approximately 8,000 barrels of oil per day by July 2001 and up to 10,800 barrels of oil per day by September 2001 as various field facility limitations are addressed. We are also trying to obtain additional debt financing to cover any deficiencies, which may occur in the near term.

     No assurances can be provided, however, that we will be able to increase our operational cash flow to meet working capital requirements or that additional debt financing will be available. Additionally, we are required to obtain Shell Capital's approval before issuing any additional equity or debt securities, which may hinder our attempts to raise the necessary working capital to continue operations. If we are unsuccessful in raising additional capital or generating sufficient cash flows from operations, our loan to Shell Capital may be called into default and/or our investment in the Karakuduk Field may be lost.

Liquidity and Capital Resources
-------------------------------

     We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling costs, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, plant & equipment (generators, pumps, communications, etc.) and other field facilities. As of March 30, 2001, we have invested approximately $53.2 million in the development of the Karakuduk Field and have drilled or re-completed 23 productive wells, including 4 subsequent to December 31, 2000. During 2001,we plan to drill a total of 14 wells, including the 4 already completed, re-complete 5 existing delineation wells, and expand field facilities to increase productive capacity in excess of 25,000 barrels of oil per day by mid-2002. Total capital expenditures for 2001 are estimated at $32.5 million in comparison to total capital expenditures of $23.6 million incurred in 2000. Capital expenditures are estimated at least $85.0 to $100.0 million for the period from 2002-2005.

     We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. In 2000, KKM sold approximately 765,000 barrels of crude oil for $13.76 million, net of transportation costs, of which $6.6 million in revenue was attributable to the quarter ended December 31, 2000. Total productive capacity is currently in excess of 12,300 barrels of oil per day, but daily production, net of royalty, is limited to approximately 7,000 barrels due to short-term field facility constraints. We expect to increase net daily production to approximately 8,000 barrels of oil per day by July 2001 and to 10,800 barrels of oil per day by September 2001, as various facility limitations are removed. Average daily production was approximately 1,100 barrels of oil per day as of December 31,

1999. Relatively high oil prices are also expected to continue in the short-term, which should positively impact KKM's net revenues from oil sales on the export market.

     Our highest priority in the short-term is to alleviate facility constraints as quickly as possible to obtain a level of operational cash flow sufficient to fund our cash requirements. Over the next 3 to 6 months, we anticipate $3.0 to $5.0 million in additional working capital will be necessary to achieve this objective. As of March 30, 2001, we have borrowed a total of $23.1 million out of the $24.0 million available from the loan, leaving only $900,000 in additional borrowings available to cover any working capital shortfalls. Therefore, we are presently in discussions with Shell Capital to either increase the existing debt facility or implement a revolving line of credit to meet any working capital deficiencies that may arise. If we are unable to obtain additional debt financing from Shell Capital, we will be required to look for additional debt or equity financing from other sources. We can provide no assurances that any other sources of capital will be available or, if available, will be on terms favorable to Chaparral, however. Additionally, Shell Capital must approve any capital or debt financing transactions we may enter into. Otherwise, we may be in default of our Loan and our investment in the Karakuduk Field may be lost.

     Our short and long-term liquidity is also impacted by local oil sales obligations, imposed by the government of Kazakhstan on oil and gas producers to supply local energy needs. Although KKM has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field under the terms of its agreement, KKM was required to sell approximately 20% of its crude oil on the domestic market in 2000. The domestic market, however, does not permit world market prices to be obtained, resulting in approximately $8 to $11 less cash flow per barrel on 2000 local oil sales. We are taking steps to reduce or eliminate our local market obligations, including petitioning the government to enforce our rights under KKM's agreement and seeking a holiday from all local market obligations during the early stages of development of the Karakuduk Field. While management believes we will be successful in minimizing KKM's local sales requirements, some level of future local market obligation is expected for all oil and gas producers in Kazakhstan, including KKM. If we are unsuccessful in reducing or eliminating our future local sales obligations, however, we may be required to initiate legal proceedings within Kazakhstan or make a claim under our political risk insurance policy with OPIC for the breach of our agreement by the government of Kazakhstan. We can provide no assurances that legal proceedings within Kazakhstan would be successful, or that any potential insurance proceeds available under the OPIC policy would fully offset losses incurred due to additional local sales requirements. Additionally, the initiation of formal legal proceedings could lead to more material restrictions of our contractual rights, including our right to develop the Karakuduk Field or sell any of our crude oil production on the export market whatsoever.

Shell Capital loan.
-------------------

     As of December 31, 2000, our only significant outstanding indebtedness is our loan with Shell Capital. We entered into the loan on November 1, 1999, to provide up to $24.0 million of financing for the development of the Karakuduk Field and have drawn down a total of $23.1 million of the available facility as of March 30, 2001. The loan is available for drawdown until the earlier of September 30, 2001 or project completion. Project completion occurs when various conditions are met by us and KKM, including, but not limited to: (i) receipt by Shell Capital of an independent engineer's reserve report evidencing proved developed reserves of at least 30.0 million barrels in the Karakuduk Field, (ii) sustaining average gross production of 13,000 barrels of oil per day from the Karakuduk Field for a period of 45 consecutive days, (iii) sustaining water injection at an average rate of 15,000 barrels per day over 45 consecutive days,
(iv) injection of lift gas into one well over a 24 hour period, and (v) various other financial and technical milestones. We anticipate that we will not reach project completion as presently defined on or before September 30, 2001, and that certain technical requirements of project completion are not necessary or prudent to perform in the time frame specified under the loan. We plan to re-negotiate the definition of project completion prior to September 30, 2001.

     The loan accrues interest at an annual rate of the London Interbank Offered Rate ("LIBOR") plus 17.75%, compounding quarterly prior to project completion. The annual interest rate is reduced to LIBOR plus 12.75% after project completion. Prior to project completion, an interest amount, equal to annual rate of LIBOR plus .50%, is payable quarterly to Shell Capital, along with a commitment fee equal to an annual rate of 1.5% of the undrawn portion of the $24.0 million debt facility. The remaining unpaid interest is capitalized to the loan at the end of each quarter. After project completion, all quarterly interest on the outstanding loan is fully due and payable at the end of each calendar quarter.

     Principal payments, including any capitalized interest, are due on quarterly reduction dates, beginning with the first calendar quarter ending on the earlier of 60 days following project completion or December 31, 2001. Minimum principal payments, based upon percentages of the principal outstanding as of project completion, are set out in the loan and ensure full settlement of the loan by September 30, 2004, the final maturity date. Mandatory prepayments of principal outstanding are required on each reduction date out of any excess cash flow available after consideration of Chaparral's and KKM's permitted budgeted expenditures for the following 45 days and all fees, interest, and principal payments scheduled on such reduction date. As of March 30, 2001, we expect approximately $1.0 million of mandatory principal payments will be due on December 31, 2001 and approximately $6.5 million of additional principal will be payable throughout 2002.

     In connection with finalizing the loan, we also issued a warrant to Shell Capital to purchase up to 15% of our outstanding common stock. The warrant is non-transferable and will be exercisable on June 30, 2001. The warrant contains registration rights and is subject to anti-dilution provisions. As of March 30, 2001, the warrant represents the right to purchase up to 1,785,455 shares of our common stock at an exercise price of $9.79 per share.

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

     o Change in Control. We cannot enter into any transaction where a "group" as defined in the Securities Act of 1934 acquires or otherwise gains control of 20% or more of our outstanding shares of voting stock. Some transactions are exempt from this restriction, including, the conversion of our notes, conversion of our outstanding Series A Preferred Stock, the exercise of the Shell warrant, and a grant of non-statutory or statutory options to purchase up to 15% of our outstanding common stock to our officers, directors, employees, and consultants (subject to anti-dilution provisions). Furthermore, Allen & Company and Whittier Ventures, LLC, have agreed not to let their ownership in us fall below 20%, unless otherwise agreed with Shell Capital.

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

     o Project Completion. KKM must reach project completion on or before September 30, 2001. Failure to reach project completion is an event of default under the loan.

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

     o Leases. Without Shell Capital's approval, KKM cannot enter into any lease or license arrangement with annual payments in excess of $1.0 million and we will not enter into any lease or license arrangement with annual payments in excess of $200,000.

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

     The terms and conditions and related financing costs of the loan are significant. We estimate approximately $36.0 to $45.0 million of future cash flows will be necessary to fully repay the loan and all accrued interest and fees thereon, depending upon excess cash flows available from operations to repay the loan prior to schedule repayments. Future cash flows from operations required for debt service will not be available for other purposes. Our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, or acquisitions is also restricted, as well as our ability to acquire or dispose of significant assets or investments. These restrictions may make us more vulnerable and less able to react to adverse economic conditions. The failure of Chaparral to meet the terms of the loan, including the deadline for project completion, could result in an event of default and the loss of our investment in the Karakuduk Field.

Capital Commitments and Other Contingencies
-------------------------------------------

     Under the terms of our license with the government of the Republic of Kazakhstan, KKM was committed to spend a minimum of $30.0 million and drill a minimum of 8 wells on or before June 30, 2000. KKM did not timely satisfy the work commitments of the license as of June 30, 2000, but received a letter from Kazakhstan's licensing authority on July 4, 2000 stating that due to KKM's activities and expenditures to date there were "no grounds for termination or suspension of the operation of the license." While the letter was not a formal amendment to the license, KKM has been advised by its Kazakhstan legal counsel, the Law Firm Grata, that the license is not in default and a formal amendment should not be expected from the licensing authority. KKM fulfilled all of its license commitments as of September 30, 2000, and is not subject to any further minimum capital or work obligations other than to continue to develop the Karakuduk Field in accordance with its agreement with the government.

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

Inflation
---------

     We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. In April 1999, the government of the Republic of Kazakhstan discontinued its support of the tenge and allowed it to float freely against the U.S. dollar. Immediately thereafter, the official exchange rate declined from
87.5 tenge to the U.S. dollar to 142 tenge to the U.S. dollar, but was relatively stable for the remainder of 1999 and 2000. The devaluation of the tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the tenge. KKM retains the majority of cash and cash equivalents in U.S. dollars in an offshore bank account outside of Kazakhstan, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhtan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of December 31, 2000, the exchange rate was 144.5 tenge per U.S. dollar.

2. Results from Operations

Results of Operations Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
-------------------------------------------------------------------------

     We account for our investment in KKM using the equity method.

     Our operations for the year ended December 31, 2000 resulted in a net loss of $26.8 million compared to a net loss of $5.16 million as of December 31, 1999. The $21.64 million increase in net loss relates to interest charges and associated increases in general and administrative costs incurred in 2000 in our efforts to finance the development of the Karakuduk Field. As a partial offset to these additional expenses, we recognized equity income from our investment in KKM due to KKM's significant increase in the production and sale of crude oil during the year.

     Interest expense increased from $523,000 in 1999 to $27.03 million in 2000, primarily due to interest charges on our convertible notes and financing costs of our loan with Shell Capital. Approximately $20.34 million of interest expense was a non-cash charge recognized upon the September 2000 conversion of $20.85 million of notes into 11,690,259 shares of our common stock at a conversion price of $1.86 per share. The conversion feature of the notes was a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, whereby a portion of the proceeds received from the notes was allocable to the conversion feature contained therein. The value assigned to the conversion feature was determined as the difference between the market price of our common stock on the date of issuance and the conversion price, multiplied by the number of shares to be received upon conversion, which was approximately $120.0 million. As the conversion price contained in the notes was substantially below the market price, the value under the above formula significantly exceeded the net proceeds from the notes. Under EITF 98-5, the discount assigned to the conversion feature is limited to the total proceeds allocated to the convertible instrument. Accordingly, upon conversion of the notes, we recorded additional interest expense and additional paid in capital equal to $20.34 million, the face amount of the notes net of original discount. An additional $1.24 million in interest expense was incurred on the notes in 2000, from discount amortization and accrued interest on the notes through the date of conversion. We had accrued a total of $126,000 in interest expense on the notes as of December 31, 1999. See Note 9 to our consolidated financial statements for the year ended December 31, 2000.

     During 2000, we borrowed $21.50 million under our Shell Capital loan, recognizing $4.38 million in interest expense on the loan and $909,000 in amortization of associated debt issuance costs. Approximately $3.48 million was reclassified to the principal balance of the loan as of December 31, 2000. We did not have any interest charges associated with the loan during 1999. See Note 8 to our consolidated financial statements for the year ended December 31, 2000.

     Interest income increased $1.24 million to $1.93 million in 2000, compared to $692,000 in 1999. The increase was primarily due to additional financing of of KKM's operations in Kazakhstan and recognition of additional interest income of $232,000 from the application of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses.

     General and administrative costs increased from $2.39 million as of December 31, 1999 to $3.69 million as of December 31, 2000. The $1.3 million increase was due to approximately $1.0 million in insurance expense from premiums on our OPIC political risk insurance policy and amortization of transportation risk insurance required by Shell Capital as part of the loan. Both the OPIC and transportation risk insurance policies were executed in 2000. The remaining increase in general and administrative costs was associated with maintaining the Shell Capital loan and heightened operational activity in the Karakuduk Field. See Notes 7 and 16 to our consolidated financial statements for the year ended December 31, 2000.

     Depreciation and depletion expense increased $390,000 from $31,000 in 1999 to $421,000 in 2000, due to additional depletion of acquisition costs of our investment in KKM. Our depletion expense was $403,000 in 2000 compared to $9,000 in 1999, based on the increase in oil production from the Karakuduk Field.

     Our equity income from investment was $2.83 million in 2000, compared to an equity loss of $1.85 million in 1999. The net change of $4.68 million was the result of several factors. During 2000, KKM sold approximately 765,000 barrels of crude oil, recognizing $13.76 million, or $17.98 per barrel, in revenue net of transportation costs. Operating costs associated with 2000 sales were $3.68 million, or $4.81 per barrel. KKM did not have any commercial oil sales prior to 2000, therefore there are no comparable oil sales revenue or operating costs from prior periods. We recognized $683,000 of additional equity losses during 1999 due to the application of EITF 99-10. All of these losses were recaptured during 2000. Our equity income from investment also reflects the elimination of $1.44 million of intercompany interest income on the loan to KKM. See Note 5 to our consolidated financial statements for the year ended December 31, 2000.

     During 2000, we paid $4.0 million for put contracts to sell 1,562,250 barrels of North Sea Brent crude. We amortized the hedge contracts ratably over the period the underlying contracts expire, recognizing $482,000 in hedging losses as of December 31, 2000. See Note 6 to our consolidated financial statements for the year ended December 31, 2000.

Results of Operations Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
-------------------------------------------------------------------------

     Our operations in the year ended December 31, 1999 resulted in a net loss of $5.16 million, compared to a net loss of $4.27 million in 1998.

     Interest income increased by $30,000 from 1998 due to increased financing of of 100% of KKM's operations in the Karakuduk Field. Additionally, we eliminated an additional $232,000 of interest income against equity losses from our investment in KKM in application of EITF 99-10.

     Interest expense increased $318,000 in 1999 due to additional borrowings to support our corporate overhead and KKM's operations. During 1999, we issued $10.04 million in convertible notes and recognized interest expense of $126,000 from interest accrued on the notes and $77,000 from related discount amortization. See Note 9 to our consolidated financial statements for the year ended December 31, 2000.

     General and administrative costs decreased $625,000 from 1998, primarily due to a decrease in compensation expense from a reduction in stock based compensation and the reversal of accrued compensation, which was contingent on the sale of our interest in KKM.

     Our equity loss in KKM increased $627,000 from 1998. In the fourth quarter of 1999, we began applying EITF 99-10 to determine its equity income and losses from its investment in KKM. As a result, we recognized an additional $683,000 of equity losses from KKM in 1999 and eliminated 100% of our interest income from KKM for the quarter ended December 31, 1999. The net impact was approximately $451,000 in additional equity losses from our investment for 1999. See Note 5 to our consolidated financial statements for the year ended December 31, 2000.

     In 1999, we recorded a $1.06 million loss from a settlement with a formal drilling contractor for KKM. We recorded the charge on the settlement of this dispute as of December 31, 1999. See Note 4 to our consolidated financial statements for the year ended December 31, 2000.

     In 1998, we settled a lawsuit filed against us for a total of $200,000 and warrants to purchase 3,333 shares of our common stock at an exercise price of $60 per share, exercisable through January 2, 1999. The warrants were recorded at the fair market value (approximately $34,000). See Note 11 to our consolidated financial statements for the year ended December 31, 2000.

     In 1998, we recognized a $236,000 extraordinary loss on the extinguishment of long-term debt. In 1997, we recognized a $214,000 extraordinary loss on the extinguishment of short-term debt. See Note 17 to our consolidated financial statements for the year ended December 31, 2000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to various market risks, including interest rate risk and commodity price risk.

     Our loan is subject to a variable quarterly interest rate based upon LIBOR plus 17.75%. As of December 31, 2000, the outstanding loan balance subject to interest was approximately $24.98 million. During 2000, the high, low, and average interest rates applicable against the loan were 24.53%, 23.70%, and 24.17%, respectively. The terms of the loan are more fully described under "Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations - Shell Capital Loan." An increase of applicable interest rates will result in a corresponding increase in the interest costs associated with the loan. Furthermore, the majority of the loan interest is capitalized on a quarterly basis until we reach project completion, which exposes us to additional interest rate risk on the additional principal amount of the loan.

     We must begin repaying the loan on December 31, 2001. The loan stipulates the minimum principal repayments required, but also requires all excess cash flows available from crude oil sales be utilized to repay the loan as quickly as possible. Earlier repayment of the loan results in significantly less interest expense charged on the loan. KKM's ability to generate excess cash flows is dependent upon many factors, including production rates, access to export markets to sell our crude oil production, and the available commodity price of crude oil. Lower crude oil prices will could significantly reduce cash flows earned by KKM, which would otherwise be used to prepay the loan. We estimate approximately $36.0 million to $45.0 million of net cash flows from oil sales will be required to repay the loan depending upon excess cash flows available to repay principal earlier than scheduled.

     To hedge the risk of a drop in commodity prices, we entered the hedge agreement as part of the loan, paying $4.0 million for put contracts to sell a total of 1,562,250 barrels of North Sea Brent crude. The exercise prices of the various put contracts ranges from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). During 2000, the high, low, and average price of the hedge agreement was $4.0 million, $261,000, and $978,000, respectively. As of December 31, 2000, the put contracts had a fair market value of $999,000. While we do not expect to recover any future economic value from the hedge contracts, we cannot sell the contracts under the terms of the loan.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 30, 2000, the following table sets forth (i) the names and ages of our directors and executive officers of Chaparral, (ii) the principal offices and positions with Chaparral held by each person and (iii) the date such person became a director or executive officer. The executive officers are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of stockholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by our bylaws.


Name of Director or Officer             Principal Occupation During the Last 5
and Position in Chaparral   Since  Age  Years
-------------------------   -----  ---  ----------------------------------------

John G. McMillian           1997    74  Mr. McMillian has served as the Chairman
Co-Chairman and                         of the Board of Chaparral and Chief
Chief Executive Officer                 Executive Officer since January 1999 and
                                        Co-Chairman of the Board since May 1999.
                                        From May 1997 to January 1999, Mr.
                                        McMillian served as a director of
                                        Chaparral. Mr. McMillian served as the
                                        Chairman, President, and Chief Executive
                                        Officer of Allegheny & Western Energy
                                        Corporation, an oil and gas company,
                                        from 1987 to 1995. Mr. McMillian founded
                                        Northwest Energy Company, a major
                                        supplier of natural gas, and served as
                                        its Chairman and Chief Executive Officer from 1973 to 1983. From 1986 to 1989,
                                        Mr. McMillian was the owner, Chairman
                                        and Chief Executive Officer of Burger
                                        Boat Company, a boat manufacturing
                                        company. McMillian has served as a
                                        director of Excalibur Technologies and
                                        as a member of its Audit Committee since
                                        1996.

James A. Jeffs              1999    49  Mr. Jeffs has served as the Co-Chairman
Co-Chairnman                            of the Board of Chaparral since May
                                        1999. Since 1994, Mr. Jeffs has served
                                        as Managing Director and the Chief
                                        Investment Officer for The Whittier
                                        Trust Company, a trust and investment
                                        management company, with substantial oil and gas interests. From 1993 to 1994, Mr. Jeffs was a Senior Vice President of
                                        Union Bank of California. Mr. Jeffs was
                                        the Chief Investment Officer of Northern
                                        Trust of California, N.A., a trust and
                                        investment management company, from 1992 to 1993. Mr. Jeffs was Chief Investment
                                        Officer and Senior Vice President of
                                        Trust Services of America, a trust and
                                        investment management company, from 1988 to 1992 and served as President and Chief Executive Officer of TSA Capital
                                        Management, an institutional investment
                                        management company, during that period.

David A. Dahl               1997    39  Mr. Dahl served as Secretary of
Director                                Chaparral from August 1997 until May
                                        1998. Currently, Mr. Dahl is the
                                        President of Whittier Energy Company, an oil and gas exploration and production company, a position that he has held since 1997. Since 1996, Mr. Dahl has also served as the President of Whittier
                                        Ventures, LLC, a private investment
                                        entity. Since 1993, Mr. Dahl has been a
                                        Vice President of Whittier Trust
                                        Company, an investment management trust
                                        company. From 1990 to 1993, Mr. Dahl was a Vice President of Merus Capital
                                        Management, an investment firm.

Name of Director or Officer             Principal Occupation During the Last 5
and Position in Chaparral   Since  Age  Years
-------------------------   -----  ---  ----------------------------------------

Ted Collins, Jr.            1997    62  Mr. Collins has been the President of
Director                                Collins & Ware Investments Company, a
                                        private investment company, since June
                                        2000. From 1988 to 2000, Mr. Collins was the President of Collins & Ware, Inc., an independent oil and gas company. From
                                        1982 to 1988, Mr. Collins was the
                                        President of Enron Oil & Gas Co., an oil and gas company. Beginning in 1969 and until 1982, Mr. Collins was an Executive
                                        Vice President and director of American
                                        Quasar Petroleum Co., an oil and gas
                                        company. Mr. Collins also serves on the
                                        Board of Directors of Hanover
                                        Compression Company, MidCoast Energy
                                        Resources, Inc. and Queen Sand
                                        Resources, Inc.

Richard L. Grant            1998    46  Mr. Grant is the President and Chief
Director                                Executive Officer of Cabot LNG LLC, an
                                        importer of liquefied natural gas, a
                                        position he has held since September
                                        2000. Since September 1998, Mr. Grant
                                        has served as the President of Cabot
                                        LNG. Mr. Grant served in various
                                        capacities at Mountaineer Gas Company,
                                        the largest natural gas distribution
                                        company in West Virginia, including
                                        President, from September 1988 to August
                                        1998, and Executive Vice President and
                                        General Counsel, from 1986 to 1988. Mr.
                                        Grant was an engineer and legal counsel
                                        for the Cincinnati Gas & Electric
                                        Company from 1980 to 1986.

Judge Burton B. Roberts     2001    78  Since January 1999, Judge Roberts has
Director                                served as counsel to the law firm of
                                        Fischbein o Badillo o Wagner o Harding.
                                        From 1973 to 1999, Judge Roberts served
                                        as Justice of the New York State Supreme
                                        Court, as Administrative Judge for the
                                        Criminal Branch, 12th Judicial District, from January 1984 to January 1999, and for the Civil Branch, 12th Judicial
                                        District, from 1988 to 1999. Prior to
                                        his service on the bench, Judge Roberts
                                        was an Assistant District Attorney in
                                        New York County, then Chief Assistant
                                        District Attorney and District Attorney
                                        for Bronx County, New York. Judge
                                        Roberts was formerly Chair of the Bronx
                                        County Coordinating Committee for
                                        Criminal Justice and of the New York
                                        State Committee on Audio/Visual
                                        Coverage.

Michael B. Young            1998    32  Mr. Young has been the Treasurer,
Treasurer and Controller                Controller and Principal Accounting
                                        Officer of Chaparral since February
                                        1998. From June 1991 to February 1998,
                                        he was a Tax Manager in the oil and gas
                                        tax practice of Arthur Andersen LLP, an
                                        accounting firm.

Alan D. Berlin              1997    60  Since 1995, Mr. Berlin has been a
Secretary                               partner of the law firm Aitken Irvin
                                        Berlin & Vrooman, LLP. He was engaged in the private practice of law for over five years prior to joining Aitken
                                        Irvin. Mr. Berlin was the Secretary of
                                        Chaparral from January 1996 to August
                                        1997 and, since June 1998, has served
                                        the Company in the same position. From
                                        1985 to 1987, Mr. Berlin was the
                                        President of the International Division
                                        of Belco Petroleum Corp. and has held
                                        various other positions with Belco
                                        Petroleum Corp. from 1977 to 1985. Mr.
                                        Berlin is currently a director of Belco
                                        Oil & Gas Corp.



             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of the Forms 3 and 4 and any amendments furnished to Chaparral during our fiscal year ended December 31, 2000, and Form
5 and any amendments furnished to Chaparral with respect to the same fiscal year, during our fiscal year ended December 31, 2000, we believe that our directors, officers, and greater than 10% beneficial owners complied with all applicable filing requirements, except the following: (i) Capco Resources, Ltd.
failed to file, on a timely basis, one report representing one transaction; (ii)
Mr. Young failed to file, on a timely basis, one report representing one transaction, (iii) Messrs. McMillian and Jeffs failed to file, on a timely basis, one report representing two transactions for fiscal year ended December
31, 2000, (iv) Whittier Ventures, LLC failed to file one report representing one transaction for the fiscal year ended December 31, 2000, and (v) Mr. Dahl failed to file one report representing one transaction for the fiscal year ended
December 31, 2000.


ITEM 11. EXECUTIVE COMPENSATION

     The following table shows the compensation paid by Chaparral for services rendered Mr. McMillian who is currently the Chief Executive Officer and Co-Chairman of the Board and Mr. Young, who is the Treasurer, Controller, and Principal Accounting Officer of Chaparral. There were no other executive officers of Chaparral whose annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2000.

Summary Compensation Table.

                              --------------------------------------  -----------------------------------------------
                                       Annual Compensation                        Long-Term Compensation
                              --------------------------------------  -----------------------------------------------
                                                                                   Awards                   Payouts
                                                                      ---------------------------------   -----------
                                                          Other        Restricted         Securities
       Name and                                           Annual          Stock           Underlying          LTIP      All Other
  Principal Position    Year    Salary       Bonus     Compensation    Awards ($)      Options/SARs (#)   Payouts ($)  Compensation
  ------------------    ----    ------       -----     ------------    ----------      ----------------   -----------  -----------
John G. McMillian       2000   $137,500       --           --             --                 --               --           --
   Chief Executive      1999      --          --           --             --                 --               --           --
   Officer (1/99 to
   Present)
Michael B. Young        2000   $150,000       --           --             --                 --               --           --
   Treasurer and        1999    $89,167    $42,500(1)      --             --                 --               --           --
   Controller           1998    $73,333       --           --          $90,000(2)            --               --           --

----------

1.   Mr. Young received $42,500 in cash bonuses during 1999.
2. Under the terms of a letter agreement, Mr. Young received 167 shares on February 3, 1998, January 30, 1999, January 30, 2000, and January 30, 2001.
     The $90,000 represents the market value of such shares at the closing price on the last trading day immediately preceding the date of grant. Dividends will be paid on shares of restricted stock held by Mr. Young if Chaparral pays any dividends on its Common Stock. At December 31, 2000, the aggregate value of the restricted stock grants to Mr. Young was $2,168 based on the closing price of our common stock on the last trading day immediately preceding the end of its fiscal year.

                                       22


Options/SAR Grants.

     For the fiscal year ended December 31, 2000, we did not grant any options.

Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table.


                      Number of Securities Underlying            Value of Unexercised In-the-Money
                        Unexercised Options/SARs at                       Options/SARs at
                             December 31, 2000                           December 31, 2000
                    -------------------------------------  -----------------------------------------------

       Name           Exercisable      Unexercisable          Exercisable           Unexercisable
---------------------------------------------------------  -----------------------------------------------

Michael B. Young         1,167              --                    --                     --

     Additionally, no options were exercised in fiscal year 2000.

Director Interlocks.

     During our last fiscal year, Messrs. Jeffs, who is the Co-Chairman of the Board, and Dahl served on the Compensation Committee of the Board and acted as officers or directors to Whittier Ventures or one of its affiliates. Mr. Jeffs is a Vice President of Whittier Ventures and a Director of Whittier Energy
Company. Mr. Dahl is President of both Whittier Ventures and Whittier Energy
Company. Whittier Ventures currently owns approximately 16.23% of the outstanding common stock. See "Certain Relationships and Related Transactions" immediately below for a description of transactions between Whittier Ventures and Chaparral.

Compensation of Directors.

     During the fiscal year ended December 31, 2000, Chaparral did not compensate its directors for their service as directors. There were no standard or other arrangements for the compensation of directors in effect for the fiscal year ended December 31, 2000.

Stock Performance Graph

Comparison of Five Year Cumulative Total Return

     The following line graph compares the total returns (assuming reinvestment of dividends) of common stock, the Nasdaq Market Index and the SIC Code Index for the five year period ending December 31, 2000.


                                      1995       1996       1997       1998        1999       2000
    Chaparral Resources, Inc.        100.00     140.00     319.98      44.00       16.80       7.73
    SIC Code Index                   100.00     138.85     141.02     112.96      137.98     175.29
    Nasdaq Market Index              100.00     124.07     151.42     213.57      376.67     236.75


                                       23

Board Compensation Committee Report on Executive Compensation

                 Insider Participation In Compensation Decisions
                           And Compensation Committee
                        Report On Executive Compensation

     The Compensation Committee of our board of directors determines the compensation of the executive officers named in the Summary Compensation Table included as part of "Item 11 - Executive Compensation." The Compensation Committee will furnish the following report on executive compensation in connection with the Annual Meeting:

Compensation Philosophy
-----------------------

     As members of the Compensation Committee, it is our duty to administer the executive compensation program for Chaparral. The Compensation Committee is responsible for establishing appropriate compensation goals for the executive officers of Chaparral, evaluating the performance of such executive officers in meeting such goals and making recommendations to the Board with regard to executive compensation. Chaparral's compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operations, financial and strategic objectives, and increases in shareholder value. The Compensation Committee regularly reviews the compensation packages of Chaparral's executive officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, Chaparral's financial performance, the market composition for executives of similar background and experience, and the performance of the executive officer under consideration. The particular elements of Chaparral's compensation programs for executive officers are described below.

Compensation Structure
----------------------

     The base compensation for the executive officers of Chaparral named in the Summary Compensation Table is intended to be competitive with that paid in comparable situated industries, taking into account the scope of responsibilities and internal relationships. The goals of the Compensation Committee in establishing Chaparral's executive compensation program are:

o to compensate the executive officers of Chaparral fairly for their contributions to Chaparral's short-term and long-term performance; and

o to allow Chaparral to attract, motivate and retain the management personnel necessary to Chaparral's success by providing an executive compensation program comparable to that offered by companies with which Chaparral competes for management personnel.

     The elements of Chaparral's executive compensation program are annual base salaries, annual bonuses and equity incentives. The Compensation Committee bases its decisions on the scope of the executive's responsibilities, a subjective evaluation of the executive's performance and the length of time the executive has been in the position.

     During fiscal year ended December 31, 2000, the Compensation Committee determined not to grant incentive compensation to the executive officers of Chaparral named in the Summary Compensation Table due to the performance of Chaparral's common stock in relation to the Nasdaq Market Index and the SIC Code Index. See the Stock Performance Graph above.

     During 2000, Chaparral retained an outside consulting firm to assist the Compensation Committee in formulating a new incentive compensation plan to be implemented in fiscal year 2001. As of the date of this filing, the consultant's report has not been finalized and a new compensation plan has not been issued.

Executive Compensation Deductibility
------------------------------------

     Chaparral intends that amounts paid under Chaparral's compensation plans generally will be deductible compensation expenses. The Compensation Committee does not currently anticipate that the amount of compensation paid to executive officers will exceed the amounts specified as deductible according to Section 162(m) of the Internal Revenue Code of 1986.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     No executive officer or director of Chaparral serves as an executive officer, director, or member of a compensation committee of any other entity, for which an executive officer, director, or member of such entity is a member of the Board or the Compensation Committee of the Board. There are no other interlocks.


                                            Compensation Committee
                                            of the Board of Directors,

                                            By:  /s/  Richard L. Grant
                                               --------------------------------
                                                      Richard L. Grant
                                                      Chairman


                                            By:  /s/  James A. Jeffs
                                               --------------------------------
                                                      James A. Jeffs


                                            By:  /s/  David A. Dahl
                                               --------------------------------
                                                      David A. Dahl



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 30, 2001, with respect to our directors, named executive officers and each person who is known by us to own beneficially more than 5% of our common stock, and with respect to shares owned beneficially by all of our directors and executive officers as a group. The address for all of our directors and executive officers of Chaparral is 16945 Northchase Drive, Suite 1620, Houston, Texas 77060.

                                                                              Amount and Nature of      Percent of
                                                                              Beneficial Ownership        Common
       Name of Beneficial Owner                       Position                         (1)               Stock (1)
---------------------------------------  -----------------------------------  ----------------------    ------------

Allen & Company Incorporated                            --                            5,732,823(2)         40.00%
711 Fifth Avenue
New York, New York 10022

Whittier Ventures, LLC                                  --                            2,319,169(3)         16.23%
1600 Huntington Drive
South Pasadena, California 91030

Capco Resources, Ltd.                                   --                            1,894,733(4)         13.27%
444 5th Avenue SW
Suite 2240
Calgary, Alberta
Canada  T2P2T8

Shell Capital Limited                                   --                            1,785,455(5)         11.11%
Shell Centre
London SE1 7NA
United Kingdom

John G. McMillian                        Co-Chairman of the Board and                   386,303(6)          2.70%
                                         Chief Executive Officer

James A. Jeffs                           Co-Chairman of the Board                     2,329,498(7)         16.30%

David A. Dahl                            Director                                     2,320,587(8)         16.24%

Ted Collins, Jr.                         Director                                         2,668              *

Richard L. Grant                         Director                                            --              *

Judge Burton B. Roberts                  Director                                            --              *

Michael B. Young                         Treasurer & Controller                           1,835(9)           *

All current directors and executive                     --                            2,722,306(10)        19.04%


officers as a group (eight persons)

---------

* Represents less than 1% of the shares of Common Stock outstanding.

                                       26

(1) Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of Chaparral.
(2) In accordance with Rule 13d-3(d)(1)(i)(A, includes 48,284 shares underlying warrants to purchase shares of Common Stock. Allen & Company is a wholly owned subsidiary of Allen Holding Inc., and, consequently, Allen Holding may be deemed to beneficially own the shares beneficially owned by Allen & Company. Does not include shares owned directly by officers and stockholders of Allen Holding and Allen & Company with respect to which Allen Holding and Allen & Company disclaim beneficial ownership. Officers and stockholders of Allen Holding and Allen & Company may be deemed to beneficially own shares of the common stock reported to be beneficially owned directly by Allen Holding and Allen & Company.
(3) In accordance with Rule 13d-3(d)(1)(i)(A), includes 334 shares underlying currently exercisable warrants and 8,334 shares underlying a currently exercisable option.
(4) In accordance with Rule 13d-3(d)(1)(i)(A), includes 281,830 shares held by Capco Asset Management, Inc., an affiliate of Capco Resources, Ltd.
(5) In accordance with Rule 13d-3(d)(1)(i)(A), includes 1,785,455 shares underlying a warrant, which will be exercisable at the earlier of project completion or September 30, 2001.
(6) In accordance with Rule 13d-3(d)(1)(i)(A), includes 417 shares underlying a currently exercisable option and 417 shares underlying a currently exercisable warrant.
(7) In accordance with Rule 13d-3(d)(1)(i)(A), includes 2,304,523 shares beneficially owned by Whittier Ventures, 334 shares underlying currently exercisable warrants owned by Whittier Ventures, 5,820 shares owned by Whittier Energy Company, 158 shares owned by Whittier Opportunity Fund, and 8,334 shares underlying currently exercisable options owned by Whittier Opportunity Fund. Mr. Jeffs has no pecuniary interest in the shares beneficially owned by Whittier Ventures, Whittier Energy Company, and Whittier Opportunity Fund, however, as Vice President of Whittier Ventures, and Director of Whittier Energy Company, Mr. Jeffs has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares.
(8) In accordance with Rule 13d-3(d)(1)(i)(A), includes 1,251 shares underlying currently exercisable options owned by Mr. Dahl, 2,304,523 includes shares beneficially owned by Whittier Ventures, 334 shares underlying currently exercisable warrants owned by Whittier Ventures, 5,820 shares owned by Whittier Energy Company, 158 shares owned by Whittier Opportunity Fund and 8,334 shares underlying currently exercisable options owned by Whittier Opportunity Fund. Mr. Dahl has no pecuniary interest in the shares beneficially owned by Whittier Ventures, Whittier Energy Company, or Whittier Opportunity Fund, however, as the President of Whittier Ventures and Whittier Energy Company, Mr. Dahl has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares.
(9) Includes 668 shares owned by Mr. Young and 1,167 shares underlying currently exercisable options.
(10) Includes the shares as described in Notes (6) through (9) above. In addition, it includes 2,668 shares owned by Ted Collins, Jr. a Director of Chaparral. Also includes 167 shares owned by Alan D. Berlin, the Secretary of Chaparral and 417 shares underlying a presently exercisable option owned by Mr. Berlin.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 21, 2000, we converted notes with an aggregate principal amount of $20.85 million, plus accrued interest of $898,000, into 11,690,259 shares of our common stock at a conversion price of $1.86 per share. Originally, the conversion provision of the notes was subject to shareholder approval, but our board of directors authorized management to obtain approval from the holders of the notes to amend the terms of the notes to allow immediate conversion into shares of our common stock. We obtained approval from such holders, and the notes were converted on September 21, 2000. The board of directors decision to amend the terms of the notes to allow immediate conversion was based upon several factors, including funding our working capital requirements, a requirement of our Shell Capital loan to raise $10.0 million in new equity on or before September 30, 2000, and complying with various restrictive covenants of the Shell Capital loan.

     The principal balance of the notes consisted of $10.04 million issued during the fourth quarter of 1999 and $10.81 million issued during 2000, including notes totaling $3.3 million in January and February, $3.0 million in August, and $4.51 million in September 2000, respectively. The notes were issued to various related parties and other non-affiliated investors. Notes issued to related parties totaled $14.69 million, including $9.83 million to Allen & Company, $4.05 million to Whittier Ventures, $662,000 to John G. McMillian, our Co-Chairman and Chief Executive Officer, and $150,000 to a relative of Jim Jeffs, our Co-Chairman.


     The notes were issued in a series of transactions from late 1999 through 2000. In exchange for the notes, we received $15.56 million in cash and canceled
$5.29 million in promissory notes issued previously in 1999, plus accrued interest thereon, to Allen & Company ($3.83 million), Whittier Ventures ($1.05 million), and Mr. McMillian ($412,000).

     In October 2000, Chaparral issued 1,612,903 shares of common stock to Capco for $3.0 million, or $1.86 per share. Capco Energy, Inc., an affiliate of Capco, was also a holder of two notes with an aggregate principal amount of $750,000, which were converted, along with accrued interest thereon, into 427,113 shares of our common stock on September 21, 2000. After the capital stock transaction, Capco or its affiliates owned approximately 14.28% of our outstanding common stock.

     The conversion of the notes and the common stock subscription to Capco resulted in a 92.28% dilution of the holders of our common stock outstanding as of September 20, 2000, not including any shares owned by holders of the notes.
The conversion of the notes resulted in a change of ownership control, as Allen
& Company and Whittier Ventures together own greater than 50% of our outstanding common stock. The following table summarizes the additional shares of common stock received by each note holder upon conversion and their respective change in ownership of our common stock before and after the conversion of the notes and the issuance of common stock to Capco.

                                              INCREASE      BENEFICIAL OWNERSHIP %
                                              IN SHARES   ---------------------------
                                              OF COMMON    BEFORE           AFTER          %
                 8% NOTEHOLDER                  STOCK     DILUTION(1)     DILUTION(2)   INCREASE
------------------------------------------------------------------------------------------------
Akin, Gump, Strauss, Hauer & Feld, LLP         113,309         --            0.79%        0.79%
Allen & Company Incorporated                 5,561,165     16.69%           40.00%       23.31%
Capco Resources, Ltd. (3)                    2,040,016         --           14.28%       14.28%
Cord Capital, LLC                               57,125         --            0.40%        0.40%
Cord Family Exempt Trust                        85,688         --            0.60%        0.60%
Dardana Limited                                405,958         --            2.84%        2.84%
Duncan A. Lee                                   57,667         --            0.40%        0.40%
EcoTels International Limited                  328,593         --            2.30%        2.30%
Global Undervalued Securities Fund, LP         144,168         --            1.01%        1.01%
Goldrust Venture Capital Limited               405,958         --            2.84%        2.84%
Helen Jacobs Strauss Trust                     197,985         --            1.39%        1.39%
John G. McMillian                              378,634      0.78%            2.70%        1.92%
Marathon Special Opportunity Fund               57,667         --            0.40%        0.40%
Patrick McGee                                   57,667         --            0.40%        0.40%
Pecos Joint Venture                            115,334         --            0.81%        0.81%
Rose Dosti IRA UTA Charles Schwab, Inc.         85,140         --            0.60%        0.60%
Sage Operating, Ltd.                           405,958         --            2.84%        2.84%
Stardust Fund Limited                          405,958         --            2.84%        2.84%
Thomas G. Murphy                                72,084      1.51%            0.61%       -0.90%
Whitier Ventures, LLC (4)                    2,255,004      6.49%           16.23%        9.74%
William Keller                                  72,084      1.47%            0.61%       -0.86%
                                            ----------------------------------------------------

                                            13,303,162     26.94%           94.89%       67.95%
                                            ====================================================

(1)  Chaparral had 980,472 shares of common stock outstanding as of September
     20, 2000, prior to the conversion of the notes and common stock subscription agreement with Capco. In addition, the beneficial ownership percentage before dilution excludes any additional shares of common stock resulting from the conversion of the notes and accrued interest thereon.

(2) Chaparral had 14,283,634 shares of common stock outstanding after the conversion of the notes and accrued interest thereon into 11,690,259 shares of common stock on September 21, 2000, and the issuance of 1,612,903 shares of common stock to Capco on October 30, 2000.

(3) Includes 427,113 shares of common stock held by Capco Asset Management, Inc., an affiliate of Capco Resources, Ltd. and Capco Energy, Inc.

(4)  Includes 5,820 shares held by Whittier Energy Company, 158 shares held by
     Whittier Opportunity Fund, and 8,334 options underlying shares held by Whittier Opportunity Fund.

     In connection with the loan, Chaparral issued to Shell Capital a warrant to purchase up to 15% of the our outstanding common stock, subject to certain anti-dilution provisions. On the date of grant, the warrant represented 147,072 shares of our common stock at an exercise price of $15.45 per share. After the conversion of the notes and the issuance of our common stock to Capco, both dilutive events, the warrant represents 1,785,455 shares of our common stock exercisable at a price of $9.79 per share. Shell Capital is also entitled to nominate one director to our board of directors.

                                       28

     Mr. Alan Berlin, Chaparral's Secretary, is a partner in a law firm, Aitken, Irvin, Berlin & Vrooman, LLP, which provides outside legal services to Chaparral. The fees incurred are not in excess of 5% of the law firm's gross revenues for the year ended December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  Financial Statements.
                 ---------------------

                                Table of Contents
                                                                            Page
                                                                            ----
         Chaparral Resources, Inc.
         -------------------------
         Report of Independent Auditors..................................... F-1
         Consolidated Balance Sheets--As of December 31, 2000 and
              December 31, 1999 .............................................F-2
         Consolidated Statements of Operations--Years ended
              December 31, 2000, 1999, and 1998..............................F-4
         Consolidated Statements of Cash Flows--Years ended
              December 31, 2000, 1999, and 1998..............................F-5
         Consolidated Statement of Changes in Stockholders'
              Equity--Years ended December 31, 2000,  1999, and 1998.........F-7
         Notes to Consolidated Financial Statements..........................F-8
         Supplemental Information - Disclosures About Oil and Gas
              Producing Activities - Unaudited..............................F-28
         Supplemental Information - Selected Quarterly Financial
              Data - Unaudited..............................................F-31


         Closed Type JSC Karakudukmunay.
         -------------------------------
         Report of Independent Auditors ....................................F-33
         Balance Sheets--As of December 31, 2000 and 1999 ..................F-34
         Statements of Expenses and Accumulated Deficit--Years ended
                  December 31, 2000, 1998 and 1998..........................F-35
         Statements of Cash Flows--Years ended December 31, 2000,
              1999 and 1998.................................................F-36
         Statements of Stockholders' Deficit................................F-37
         Notes to the Financial Statements .................................F-38
         Supplemental Information - Disclosures About Oil and Gas
              Producing Activities - Unaudited..............................F-50
         Supplemental Information - Selected Quarterly Financial
              Data - Unaudited..............................................F-54


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

         (b)  Current Reports on Form 8-K.
              ----------------------------

               We filed a Current Report on Form 8-K, dated October 6, 2000 to report the execution of an agreement to sell $3.0 million of the Chaparral's common stock to Capco, a Canadian corporation, at $1.86 per share, the issuance of notes in the principal amount of $4.0 million to two stockholders of Chaparral, and conversion of $20.85 million of our notes, plus accrued interest, into 11,690,259 shares of our common stock at $1.86 per share.

(c)  Exhibits.
     ---------

         Exhibit No.    Description and Method of Filing
         ----------     --------------------------------

         *2.1 Stock Acquisition Agreement and Plan of Reorganization dated April 12, 1995 between Chaparral Resources, Inc., and the Shareholders of Central Asian Petroleum, Inc.

         *2.2 Escrow Agreement dated April 12, 1995 between Chaparral Resources, Inc., the Shareholders of Central Asian Petroleum, Inc. and Barry W. Spector.

         2.3 Amendment to Stock Acquisition Agreement and Plan of Reorganization dated March 10, 1996 between Chaparral Resources, Inc., and the Shareholders of Central Asian Petroleum, Inc., incorporated by reference to Chaparral Resources, Inc.'s Registration Statement No. 333-7779, filed with the Securities and Exchange Commission on July 8, 1996.

         3.1 Certificate of Incorporation, dated April 21, 1999, incorporated by reference to Chaparral Resources, Inc.'s Notice and Definitive Schedule 14A dated April 21, 1999.

         3.2 Bylaws, dated April 21, 1999, incorporated by reference to Annex IV to our Notice and Definitive Schedule 14Adated April 21, 1999.

         4.1 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $101,400, to Allen & Company Incorporated, incorporated by reference to Exhibit 4.1 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         4.2 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $182,680, to Allen & Company Incorporated, incorporated by reference to Exhibit 4.2 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         4.3 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $2,613,097, to Allen & Company Incorporated, incorporated by reference to Exhibit 4.3 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         4.4 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $929,984, to Allen & Company Incorporated, incorporated by reference to Exhibit 4.4 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         4.5 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $103,332, to John G. McMillian, incorporated by reference to
                        Exhibit 4.5 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         Exhibit No.    Description and Method of Filing
         ----------     --------------------------------

         4.6 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $20,298, to John G. McMillian, incorporated by reference to
                        Exhibit 4.6 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         4.7 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $288,019, to John G. McMillian, incorporated by reference to
                        Exhibit 4.7 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         4.8 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $524,986, to Whittier Ventures, LLC, incorporated by reference to
                        Exhibit 4.8 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         4.9 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 2, 1999, principal amount $525,973, to Whittier Ventures, LLC, incorporated by reference to
                        Exhibit 4.9 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         4.10 8% Non-Negotiable Convertible Subordinated Promissory Note, dated December 10, 1999, principal amount $150,000, to Cord Family Exempt Trust, incorporated by reference to Exhibit 10.40 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         4.11 8% Non-Negotiable Convertible Subordinated Promissory Note, dated February 10, 2000, principal amount $1,250,000, to Allen & Company Incorporated, incorporated by reference to Exhibit 10.51 to Chaparral Resources, Inc. Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         4.12 8% Non-Negotiable Convertible Subordinated Promissory Note, dated February 9, 2000, principal amount $100,000, to Helen Jacobs Strauss Trust, incorporated by reference to Exhibit 10.50 to Chaparral Resources, Inc. Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         4.13 8% Non-Negotiable Convertible Subordinated Promissory Note, dated February 9, 2000, principal amount $100,000, to EcoTels International Limited, incorporated by reference to Exhibit 10.49 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         4.14 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 27, 2000, principal amount $750,000, to Allen & Company Incorporated, incorporated by reference to Exhibit 10.48 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         Exhibit No.    Description and Method of Filing
         ----------     --------------------------------

         4.15 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 21, 2000, principal amount $250,000, to Helen Jacobs Strauss Trust, incorporated by reference to Exhibit 10.47 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         4.16 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 19, 2000, principal amount $200,000, to Akin, Gump, Strauss, Hauer & Feld, incorporated by reference to Exhibit 10.46 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         4.17 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 19, 2000, principal amount $250,000, to John G. McMillian, incorporated by reference to
                        Exhibit 10.45 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         4.18 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 14, 2000, principal amount $250,000, to Capco Energy, Inc., incorporated by reference to
                        Exhibit 10.44 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         4.19 8% Non-Negotiable Convertible Subordinated Promissory Note, dated January 7, 2000, principal amount $150,000, Rose Dosti IRA UTA Charles Schwab Inc. Contributory DTD, incorporated by reference to Exhibit 10.43 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         4.20 8% Non-Negotiable Convertible Subordinated Promissory Note, dated December 15, 1999, principal amount $500,000, to Capco Energy, Inc., incorporated by reference to Exhibit 10.42 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         4.21 8% Non-Negotiable Convertible Subordinated Promissory Note, dated December 10, 1999, principal amount $100,000, to Cord Capital, LLC, incorporated by reference to Exhibit 10.41 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         4.22 8% Non-Negotiable Convertible Subordinated Promissory Note, dated November 12, 1999, principal amount $1,000,000, to Whittier Ventures, LLC, incorporated by reference to Exhibit 4.9 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on November 17, 1999.

         4.23 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $100,000, to Marathon Special Opportunity Fund, LLC, incorporated by reference to Exhibit 4.8 to Chaparral Resources, Inc.'s Current Report on 8-K dated October 25, 1999, filed with the Securities and Exchange Commission on November 17, 1999.

         4.24 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $100,000, to Patrick McGee, incorporated by reference to Exhibit
                        4.7 to Chaparral Resources, Inc.'s Current Report on 8-K dated October 25, 1999, filed with the Securities and Exchange Commission on November 17, 1999.

         Exhibit No.    Description and Method of Filing
         ----------     --------------------------------

         4.25 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $100,000, to Duncan A. Lee, incorporated by reference to Exhibit
                        4.6 to Chaparral Resources, Inc.'s Current Report on 8-K dated October 25, 1999, filed with the Securities and Exchange Commission on November 17, 1999.

         4.26 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $125,000, to William Keller, incorporated by reference to Exhibit
                        4.5 to Chaparral Resources, Inc.'s Current Report on 8-K dated October 25, 1999, filed with the Securities and Exchange Commission on November 17, 1999.

         4.27 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $125,000, to Thomas G. Murphy, incorporated by reference to
                        Exhibit 4.4 to Chaparral Resources, Inc.'s Current Report on 8-K dated October 25, 1999, filed with the Securities and Exchange Commission on November 17, 1999.

         4.28 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $200,000, to Pecos Joint Venture, incorporated by reference to
                        Exhibit 4.3 to Chaparral Resources, Inc.'s Current Report on 8-K dated October 25, 1999, filed with the Securities and Exchange Commission on November 17, 1999.

         4.29 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $250,000, to Global Undervalued Securities Fund, LP, incorporated by reference to Exhibit 4.2 to Chaparral Resources, Inc.'s Current Report on 8-K dated October 25, 1999, filed with the Securities and Exchange Commission on November 17, 1999.

         4.30 8% Non-Negotiable Convertible Subordinated Promissory Note, dated October 25, 1999, principal amount $2,000,000, to Allen & Company Incorporated, incorporated by reference to Exhibit 4.1 to Chaparral Resources, Inc.'s Current Report on 8-K dated October 25, 1999, filed with the Securities and Exchange Commission on November 17, 1999.

         4.31 Non-Negotiable Promissory Note, dated August 5, 2000, principal amount $500,000, to Ecotels International Limited, incorporated by reference to Exhibit 4.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with Securities and Exchange Commission on November 20, 2000.

         4.32 Non-Negotiable Promissory Note, dated August 5, 2000, principal amount $500,000, to Whittier Ventures LLC, incorporated by reference to Exhibit 4.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with Securities and Exchange Commission on November 20, 2000.

         4.33 8% Non-Negotiable Convertible Subordinated Promissory Note, dated August 21, 2000, principal amount $750,000, to Dardana Limited, incorporated by reference to Exhibit
                        4.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with Securities and Exchange Commission on November 20, 2000.

         4.34 8% Non-Negotiable Convertible Subordinated Promissory Note, dated August 21, 2000, principal amount $750,000, to Goldrust Venture Capital Limited, incorporated by reference to Exhibit 4.4 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with Securities and Exchange Commission on November 20, 2000.

         Exhibit No.    Description and Method of Filing
         ----------     --------------------------------

         4.35 8% Non-Negotiable Convertible Subordinated Promissory Note, dated August 21, 2000, principal amount $750,000, to Sage Operating Ltd, incorporated by reference to
                        Exhibit 4.5 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with Securities and Exchange Commission on November 20, 2000.

         4.36 8% Non-Negotiable Convertible Subordinated Promissory Note, dated August 21, 2000, principal amount $750,000, to Stardust Fund Limited, incorporated by reference to
                        Exhibit 4.6 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with Securities and Exchange Commission on November 20, 2000.

         4.37 8% Non-Negotiable Convertible Subordinated Promissory Note, dated September 21, 2000, principal amount $2,000,000, to Allen & Company Incorporated, incorporated by reference to Exhibit 4.7 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with Securities and Exchange Commission on November 20, 2000.

         4.38 8% Non-Negotiable Convertible Subordinated Promissory Note, dated September 21, 2000, principal amount $2,000,000, to Whittier Ventures LLC, incorporated by reference to Exhibit 4.8 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with Securities and Exchange Commission on November 20, 2000.

         4.39 8% Non-Negotiable Convertible Subordinated Promissory Note, dated September 15, 2000, principal amount $505,600, to Ecotels International Limited, incorporated by reference to Exhibit 4.9 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with Securities and Exchange Commission on November 20, 2000.

         10.1 Agreement dated August 30, 1995 for Exploration Development and Production of Oil in Karakuduk Oil Field in Mangistan Oblast of the Republic of Kazakhstan between Ministry of Oil and Gas Industries of the Republic of Kazakhstan for and on Behalf of the Government of the Republic of Kazakhstan and Joint Stock Company of Closed Type Karakuduk Munay Joint Venture, incorporated by reference to Exhibit 10.17 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 1996, filed with the Securities and Exchange Commission on April 15, 1997.

         10.2 License for the Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to
                        Exhibit 10.18 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended November 30, 1996, filed with the Securities and Exchange Commission on April 15, 1997.

         10.3 Amendment dated September 11, 1997, to License for Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 7, 1997.

         10.4 Amendment to License for the Right to Use the Subsurface in the Republic of Kazakhstan, dated December 31, 1998, incorporated by reference to Exhibit 10.25 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

         Exhibit No.    Description and Method of Filing
         ----------     --------------------------------

         10.5 Letter from the Agency of the Republic of Kazakhstan on Investments to Central Asian Petroleum (Guernsey) Limited dated July 28, 1999 regarding License for Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         10.6            Warrant Certificate entitling Allen & Company to
                        purchase up to 1,022,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to
                        Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on Form 8-K dated April 1, 1996, filed with the Securities and Exchange Commission on April 12, 1996.

         10.7 Form of Warrant issued to Black Diamond Partners LP, Clint D. Carlson, John A. Schneider, Victory Ventures LLC, Whittier Energy Company and Whittier Ventures LLC in connection with loans made by them to Chaparral Resources, Inc. in November and December 1996 and to Black Diamond Partners LP, Clint D. Carlson, Whittier Energy Company and Whittier Ventures LLC in July 1997 in connection with the same loans, incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Securities and Exchange Commission on August 15, 1997.

         10.8 Warrant Certificate entitling Allen & Company Incorporated to purchase up to 900,000 shares of Common Stock of Chaparral Resources, Inc., incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on Form 8-K/A dated October 31, 1997, filed with the Securities and Exchange Commission on December 9, 1997.

         10.9 Agreement dated March 31, 1998, effective as of November 4, 1997, between Chaparral Resources, Inc. and Allen & Company Incorporated, incorporated by reference to
                        Exhibit 10.33 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on April 6, 1998.

         10.10 Warrants issued to Allen & Company, Incorporated and John G. McMillian, incorporated by reference to Exhibit
                        10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 19, 1998.

         10.11 1998 Incentive and Nonstatutory Stock Option Plan, incorporated by reference to Exhibit 10.24 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

         10.12 Credit Support and Pledge Agreement between Whittier Ventures, LLC and Chaparral Resources, Inc. dated July 2, 1998, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 19, 1998.

         10.13 Warrants issued to Whittier Ventures, LLC, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 19, 1998.

         Exhibit No.    Description and Method of Filing
         ----------     --------------------------------

         10.14          Settlement Agreement and Release between Heartland, Inc.
                        of Wichita and Collins & McIlhenny, Inc. and Chaparral Resources, Inc., Howard Karren, Whittier Trust Company and James A. Jeffs dated October 30, 1998, incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 19, 1998.

         10.15 Warrants issued to Heartland, Inc. of Wichita and Collins & McIlhenny, Inc., as joint tenants and to Don
                        M. Kennedy, incorporated by reference to Exhibit 10.4 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 19, 1998.

         10.16 Loan Agreement between Challenger Oil Services, PLC and Chaparral Resources, Inc. dated September 10, 1998, incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 19, 1998.

         10.17 Promissory Note between Challenger Oil Services, PLC and Chaparral Resources, Inc. dated September 10, 1998, incorporated by reference to Exhibit 10.6 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 19, 1998.

         10.18 International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated April 7, 1998, incorporated by reference to
                        Exhibit 10.32 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

         10.19 Amendment No. 1 to the International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated April 7, 1998, incorporated by reference to Exhibit 10.33 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

         10.20 Amendment No. 2 to the International Daywork Drilling Contract - Land between Challenger Oil Services, PLC and Karakuduk-Munay, JSC, dated March 17, 1999, incorporated by reference to Exhibit 10.34 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

         10.21 Letter Agreement dated March 17, 1999 between Karakuduk-Munay, JSC and Challenger Oil Services, PLC, incorporated by reference to Exhibit 10.35 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

         10.22 Letter Agreement and Restated Amendment No. 1 to Loan Agreement and Promissory Note dated March 18, 1999 between Challenger Oil Services, PLC and Chaparral Resources, Inc., incorporated by reference to Exhibit
                        10.36 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

         10.23 $24,000,000 Loan Agreement dated as of November 1, 1999, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on 8-K dated October 25, 1999, filed with the Securities and Exchange Commission on November 17, 1999.

         Exhibit No.    Description and Method of Filing
         ----------     --------------------------------

         10.24 Supplemental Agreement, dated February 10, 2000, among Shell Capital Limited, Shell Capital Services Limited, Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Closed Type JSC Karakudukmunay and Central Asian Petroleum, Inc., incorporated by reference to Exhibit 10.19 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.25 CRI-CAP(G) Loan Agreement, dated February 7, 2000, between Chaparral Resources, Inc. and Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit 10.13 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.26 CAP(G)-KKM Loan Agreement, dated February 7, 2000, between Closed Type JSC Karakudukmunay and Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit 10.16 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.27 Accounts Agreement, dated February 8, 2000, among Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Closed Type JSC Karakudukmunay, Shell Capital Services Limited, ABN Amro Bank N.V., London Branch and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.28 Security Trust Deed, dated February 7, 2000, among Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Central Asian Petroleum, Inc., Closed Type JSC Karakudukmunay, Shell Capital Services Limited and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.17 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.29 CRI Accounts Assignment, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit
                        10.2 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.30 CAP(G) Accounts Assignment, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation, p.l.c., incorporated by reference to
                        Exhibit 10.3 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.31 KKM Accounts Assignment, dated February 7, 2000, between Closed Type JSC Karakudukmunay and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                        Exhibit 10.4 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.32 CRI-CAP(D) Pledge Agreement, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                        Exhibit 10.11 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         Exhibit No.    Description and Method of Filing
         ----------     --------------------------------

         10.33 CRI-CAP(G) Charge Over Shares, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to
                        Exhibit 10.14 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.34 CAP(D)-CAP(G) Charge Over Shares, dated February 7, 2000, between Central Asian Petroleum, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.15 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.35 KKM Pledge Agreement, dated February 7, 2000, between Central Asian Petroleum (Guernsey) Limited and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.12 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.36 CRI Assignment, dated February 8, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit
                        10.5 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.37 CAP(G) Assignment, dated February 7, 2000, between Central Asian Petroleum (Guernsey) Limited and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.6 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.38 KKM Assignment, dated February 7, 2000, between Closed Type JSC Karakudukmunay and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit
                        10.7 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.39 Assignment of Insurance Proceeds, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.8 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.40 KKM Assignment of Insurances, dated February 7, 2000, between Closed Type JSC Karakudukmunay and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.9 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.41 Assignment of Reinsurance, dated February 8, 2000, among Closed Type JSC Karakudukmunay, Kazakinstrakh JSC, Schwarzmeer und Ostsee Insurance Co. Limited (Sovag) U.K. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.10 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.42 Warrant Agreement, dated February 8, 2000, between Chaparral Resources, Inc. and Shell Capital Limited, incorporated by reference to Exhibit 10.18 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         Exhibit No.    Description and Method of Filing
         ----------     --------------------------------

         10.43 Technical Services Agreement, dated February 8, 2000, Shell Capital Services Limited and Closed Type JSC Karakudukmunay, incorporated by reference to Exhibit
                        10.20 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.44 Contract of Insurance No. 158, dated December 29, 1999, between the Overseas Private Investment Corporation and Chaparral Resources, Inc., incorporated by reference to
                        Exhibit 10.21 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.45 Amendment No. 1 to Contract of Insurance No. F158, dated as of February 4, 2000, between the Overseas Private Investment Corporation and Chaparral Resources, Inc., incorporated by reference to Exhibit 10.22 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.46 Trade Confirmation, dated February 11, 2000, between Deutsche Bank AG New York and Chaparral Resources, Inc., incorporated by reference to Exhibit 10.23 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.47 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Patrick McGee, incorporated by reference to
                        Exhibit 10.24 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.48 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Whittier Ventures, LLC., incorporated by reference to Exhibit 10.25 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.49 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Pecos Joint Venture, incorporated by reference to Exhibit 10.26 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.50 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Thomas G. Murphy, incorporated by reference to Exhibit 10.27 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.51 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Duncan Lee, incorporated by reference to
                        Exhibit 10.28 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.52 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Marathon Special Opportunity Fund, incorporated by reference to Exhibit 10.29 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         Exhibit No.    Description and Method of Filing
         ----------     --------------------------------

         10.53 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and William Keller, incorporated by reference to
                        Exhibit 10.30 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.54 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Global Undervalued Securities Fund, LP, incorporated by reference to Exhibit 10.31 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.55 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Cord Family Exempt Trust, incorporated by reference to Exhibit 10.32 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.56 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Cord Capital, LLC, incorporated by reference to Exhibit 10.33 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.57 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Capco Energy, Inc, incorporated by reference to Exhibit 10.34 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.58 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Rose Dosti IRA UTA Charles Schwab Inc Contributory DTD, incorporated by reference to Exhibit
                        10.35 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.59 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and John G. McMillian, incorporated by reference to Exhibit 10.36 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.60 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Akin, Gump, Strauss, Hauer & Feld, L.L.P., incorporated by reference to Exhibit 10.37 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.61 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Helen Jacobs Strauss Trust, incorporated by reference to Exhibit 10.38 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         Exhibit No.    Description and Method of Filing
         ----------     --------------------------------

         10.62 Subordination Agreement, dated January 28, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and Allen & Company Incorporated, incorporated by reference to Exhibit 10.39 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

         10.63 Subordination Agreement, dated February 8, 2000, between Chaparral Resources, Inc., Shell Capital Services Limited and EcoTels International Limited, incorporated by reference to Exhibit 10.63 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         10.64 Crude Oil Sale and Purchase Agreement dated as of November 1, 1999, between Closed Type JSC Karakuduk Munay and Shell Trading International Limited, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 19, 1999.

         10.65 Daywork Drilling Contract Land between KazakhOil Drilling Service Company and Closed Type Karakudukmunay, JSC, dated October 10, 1999, incorporated by reference to Exhibit 10.65 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         10.66 Transportation Contract between KazakhOil and Closed Type Karakudukmunay, JSC, dated January 31, 2000, incorporated by reference to Exhibit 10.66 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         10.67 Commercial Services Agreement between Shell Trading International Limited and Closed Type Karakudukmunay, JSC, dated November 1, 1999, incorporated by reference to Exhibit 10.67 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

         10.68 Letter from Ryder Scott Company Petroleum Engineers to Chaparral Resources, Inc. regarding reserve estimates of the Karakuduk Field as of December 31, 1999, dated April 9, 2001.

         10.69 Letter from Ryder Scott Company Petroleum Engineers to Chaparral Resources, Inc. regarding reserve estimates of the Karakuduk Field as of December 31, 2000, dated April 9, 2001.

         21 Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on April 6, 1998.

         23.1           Consent of the Law Firm Grata dated April 12, 2001.

* These exhibits, previously incorporated by reference to Chaparral's reports under file number 0-7261, have now been on file with the Commission for more than 5 years and are not filed with this Annual Report. We agree to furnish these documents to the Commission upon request.

      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CHAPARRAL RESOURCES, INC.,
                  a Delaware corporation

                  By:  /s/  John G. McMillian
                     ---------------------------------------------------
                            John G. McMillian
                            Co-Chairman and Chief Executive Officer
                            (Principal Executive Officer)

                  By:  /s/  Michael B. Young
                     ---------------------------------------------------
                            Michael B. Young
                            Treasurer and Controller
                            (Principal Financial and Accounting Officer)


Dated:   April 12, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                                        Signature


April 12, 2001                              By:  /s/  Ted Collins, Jr.
                                               --------------------------------
                                                      Ted Collins, Jr.
                                                      Director


April 12, 2001                              By:  /s/  David A. Dahl
                                               --------------------------------
                                                      David A. Dahl
                                                      Director


April 12, 2001                              By:  /s/  James A. Jeffs
                                               --------------------------------
                                                      James A. Jeffs
                                                       Co-Chairman


April 12, 2001                              By:  /s/  Richard L. Grant
                                               --------------------------------
                                                      Richard L. Grant
                                                      Director


April 12, 2001                              By:  /s/  John G. McMillian
                                               --------------------------------
                                                      John G. McMillian
                                                      Co-Chairman and Chief
                                                      Executive Officer


April 12, 2001                              By:  /s/  Judge Burton B. Roberts
                                               --------------------------------
                                                      Judge Burton B. Roberts
                                                      Director

                            Chaparral Resources, Inc.

                        Consolidated Financial Statements


              Years ended December 31, 2000, December 31, 1999, and
             December 31, 1998 with Reports of Independent Auditors



                                    Contents
                                    --------

Chaparral Resources, Inc.

Report of Independent Auditors ..............................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets .................................................F-2
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Cash Flows........................................F-5
Consolidated Statements of Changes in Stockholders' Equity...................F-7
Notes to Consolidated Financial Statements...................................F-8

Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited.........................................F-28
Supplemental Information - Selected Quarterly
   Financial Data - Unaudited...............................................F-31


Closed Type JSC Karakudukmunay

Report of Independent Auditors..............................................F-33

Audited Financial Statements

Balance Sheets..............................................................F-34
Statements of Operations....................................................F-35
Statements of Cash Flows....................................................F-36
Statements of Stockholders' Deficit.........................................F-37
Notes to Financial Statements...............................................F-38

Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited.........................................F-50
Supplemental Information - Selected Quarterly
   Financial Data - Unaudited...............................................F-54

                         Report of Independent Auditors


The Board of Directors and Stockholders
Chaparral Resources, Inc.

We have audited the accompanying consolidated balance sheets of Chaparral Resources, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Resources, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency as of December 31, 2000. In addition, there are uncertainties relating to the Company and its equity method investee's ability to meet projected cash flow requirements through 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and other factors in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


                                            /s/ ERNST & YOUNG LLP
                                            ---------------------
                                            ERNST & YOUNG LLP

Houston, Texas
April 2, 2001

                            CHAPARRAL RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                           December 31
                                                     2000              1999
                                                 ------------      ------------
Assets
Current assets:
   Cash and cash equivalents                     $    604,000      $     23,000
   Restricted cash (Note 3)                              --             578,000
   Accounts receivable                                 30,000            23,000
   Receivable from affiliate (Note 14)                265,000              --
   Prepaid expenses                                   202,000           111,000
                                                 ------------      ------------
Total current assets                                1,101,000           735,000

Investment in KKM and other oil and gas
     property costs - full cost method
     Republic of Kazakhstan (Note 5):              64,902,000        38,151,000

Furniture, fixtures and equipment                      91,000           100,000
Less accumulated depreciation                         (41,000)          (39,000)
                                                 ------------      ------------
                                                       50,000            61,000
                                                 ------------      ------------

Other Assets
   Deferred debt issuance cost                           --           2,356,000
   Hedge agreement (Note 6)                         3,518,000              --
   Other (Note 7)                                     585,000              --
                                                 ------------      ------------
Total other assets                                  4,103,000         2,356,000
                                                 ------------      ------------

Total assets                                     $ 70,156,000      $ 41,303,000
                                                 ============      ============

See accompanying notes.



                                     CHAPARRAL RESOURCES, INC.

                                    CONSOLIDATED BALANCE SHEETS



                                                                            December 31
                                                                       2000            1999
                                                                  -------------    -------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                               $     243,000    $   1,045,000
   Accrued liabilities:
        Accrued compensation                                            346,000          458,000
        Accrued debt issuance cost                                         --          1,934,000
        Accrued interest and other                                      213,000          239,000
        Shell Capital loan, current portion (Note 8)                    900,000             --
                                                                  -------------    -------------
Total current liabilities                                             1,702,000        3,676,000

Shell Capital loan, net of discount (Note 8)                         20,978,000             --
Note payable, net of discount (Note 9)                                     --          9,576,000
Redeemable preferred stock (Note 12)- cumulative, convertible,
     Series A 75,000 designated, 50,000 issued and outstanding, at stated value, $5.00 cumulative annual
     dividend, $5,750,000 redemption value                            5,550,000        5,200,000
Stockholders' equity (Note 10):
   Common stock - authorized, 100,000,000
     shares of $0.0001 par value; issued and outstanding,
     14,283,634 and 980,314 shares as of
     December 31, 2000 and 1999, respectively                             1,000             --
   Capital in excess of par value                                    94,061,000       47,857,000
   Unearned portion of restricted stock awards                             --            (23,000)
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
     undesignated. Issued and outstanding - none                           --               --
   Accumulated deficit                                              (52,136,000)     (24,983,000)
                                                                  -------------    -------------
Total stockholders' equity                                           41,926,000       22,851,000
                                                                  -------------    -------------
Total liabilities and stockholders' equity                        $  70,156,000    $  41,303,000
                                                                  =============    =============

See accompanying notes.

                                 CHAPARRAL RESOURCES, INC.

                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Year Ended December 31,
                                                  2000            1999            1998
                                              ------------    ------------    ------------

Revenue                                       $       --      $       --      $       --

Costs and expenses:
   Depreciation and depletion                      421,000          31,000          14,000
   General and administrative                    3,693,000       2,392,000       3,017,000
                                              ------------    ------------    ------------
                                                 4,114,000       2,423,000       3,031,000
                                              ------------    ------------    ------------

Loss from operations                            (4,114,000)     (2,423,000)     (3,031,000)

Other income (expense):
   Interest income                               1,932,000         692,000         662,000
   Interest expense                            (27,031,000)       (523,000)       (205,000)
   Write-off of note receivable (Note 4)              --        (1,060,000)           --
   Equity in income  (loss) from investment
       (Notes 5 and 18)                          2,827,000      (1,849,000)     (1,222,000)
   Hedge losses  (Note 6)                         (482,000)           --              --
   Legal settlement (Note 11)                         --              --          (234,000)
   Other                                            65,000            --              --
                                              ------------    ------------    ------------
                                               (22,689,000)     (2,740,000)       (999,000)
                                              ------------    ------------    ------------

Loss before extraordinary item                 (26,803,000)     (5,163,000)     (4,030,000)

Extraordinary loss on extinguishment of
     long-term debt (Note 17)                         --              --          (236,000)
                                              ------------    ------------    ------------

Net loss                                      $(26,803,000)   $ (5,163,000)   $ (4,266,000)
                                              ============    ============    ============

Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock            (250,000)       (250,000)       (250,000)
Discount accretion
   Series A Redeemable Preferred Stock            (100,000)       (100,000)       (100,000)

                                              ------------    ------------    ------------
Net loss available to common stockholders     $(27,153,000)   $ (5,513,000)   $ (4,616,000)
                                              ============    ============    ============

Basic and diluted earnings per share:
Loss per share before extraordinary item      $      (6.01)   $      (5.63)   $      (4.88)
Extraordinary loss per share                  $       --      $       --      $       (.26)
Net loss per share                            $      (6.01)   $      (5.63)   $      (5.14)
Weighted average number of shares
   outstanding (basic and diluted)               4,516,032         978,391         898,477


   See accompanying notes.

                                         CHAPARRAL RESOURCES, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                 2000            1999            1998
                                                             ------------    ------------    ------------
Cash flows from operating activities
Net loss                                                     $(26,803,000)   $ (5,163,000)   $ (4,266,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:

     Equity loss (income) from investment                      (2,827,000)      1,849,000       1,222,000
     Depreciation, depletion, and amortization                    591,000          31,000          14,000
     Gain on the sale of oil and gas properties                   (75,000)           --              --
     Loss on disposition of furniture and fixtures                  8,000            --              --
     Provision for doubtful accounts                                 --            16,000          29,000
     Write-off of note receivable                                    --         1,060,000            --
     Hedge losses                                                 482,000            --              --
     Reversal of long term accrued compensation                      --          (210,000)           --
     Stock issued for services and bonuses                         23,000         270,000         600,000
     Stock options issued for services and bonuses                   --             9,000         113,000
     Warrants issued for legal settlement                            --              --            34,000
     Interest expense attributable to beneficial
          conversion                                           20,340,000            --              --
     Interest expense converted into capital stock                898,000            --              --
     Amortization of debt issuance cost                           909,000            --              --
     Amortization of note discount                                464,000          77,000         154,000
     Loss on extinguishment of debt                                  --              --           236,000
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                     (272,000)        (14,000)         48,000
         Prepaid expenses                                         (91,000)        (35,000)        (14,000)
         Note and related accrued interest receivable                --           (51,000)     (1,009,000)
         Accrued interest on advances to KKM                   (1,904,000)       (622,000)       (522,000)
         Hedge agreement                                       (4,000,000)           --              --
         Other                                                   (753,000)           --              --
       Increase (decrease) in:
         Accounts payable                                        (802,000)        822,000          46,000
         Accrued other                                            (26,000)        135,000          50,000
         Accrued compensation                                    (112,000)         40,000         418,000
         Interest expense  reclassified as principal on
           the Shell Capital loan                               3,481,000            --              --
                                                             ------------    ------------    ------------
Net cash used in operating activities                         (10,469,000)     (1,786,000)     (2,847,000)


                                        CHAPARRAL RESOURCES, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Year Ended December 31,
                                                              2000            1999            1998
                                                          ------------    ------------    ------------
Cash flows from investing activities
Additions to furniture, fixtures and equipment            $    (18,000)   $     (7,000)   $    (80,000)
Investment in and advances to KKM and other oil and
   gas property costs                                      (22,422,000)     (7,126,000)    (13,039,000)
Proceeds from sale of interest in oil and gas
   properties - domestic                                        75,000            --              --
                                                          ------------    ------------    ------------
Net cash used in investing activities                      (22,365,000)     (7,133,000)    (13,119,000)
                                                          ------------    ------------    ------------

Cash flows from financing activities

Net proceeds from notes payable                           $ 10,806,000    $ 10,040,000    $  2,045,000
Net proceeds from Shell Capital loan                        21,500,000            --              --
Repayment of notes payable                                        --          (975,000)     (1,095,000)
Debt issuance cost                                          (2,415,000)       (422,000)           --
Restricted cash                                                578,000         178,000        (756,000)
Proceeds from warrant exercise                                    --              --            20,000
Net proceeds from private placement                          2,946,000            --        12,450,000
                                                          ------------    ------------    ------------
Net cash provided by financing activities                   33,415,000       8,821,000      12,664,000
                                                          ------------    ------------    ------------

Net increase (decrease) in cash and
   cash equivalents                                            581,000         (98,000)     (3,302,000)
Cash and cash equivalents at beginning
   of period                                                    23,000         121,000       3,423,000
                                                          ------------    ------------    ------------
Cash and cash equivalents at end of period                $    604,000    $     23,000    $    121,000
                                                          ============    ============    ============

Supplemental cash flow disclosure
       Interest paid                                      $    888,000    $     68,000    $     58,000
       Income taxes paid                                          --            23,000            --

Supplemental schedule of non-cash
   investing and financing activities
       Principal of notes converted  into capital stock   $ 20,846,000            --              --
       Discount recognized on loan for
          issuance of stock warrant to Shell Capital         1,175,000            --              --
       Discount recognized for note issued
          with detachable stock warrants                          --           506,000         146,000


         See accompanying notes.

                                                      CHAPARRAL RESOURCES, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                         Common Stock          Capital in       Stock        Unearned
                                   ------------------------   Excess of Par  Subscription   Restricted    Accumulated
                                      Shares       Amount        Value        Receivable   Stock Awards     Deficit         Total
                                   -----------  -----------   -----------    -----------   -----------    -----------    -----------
Balance at December 31, 1997         828,674           --      35,311,000     (1,770,000)    (109,000)   (14,854,000)    18,578,000
Warrants exercised for capital
   stock                               1,333           --          20,000           --           --             --           20,000
Capital stock issued for services      4,084           --         645,000           --        (45,000)          --          600,000
Stock options issued for services       --             --          34,000           --        (34,000)          --             --
Stock options expired                   --             --         (19,000)          --         17,000           --           (2,000)
Amortization of restricted stock
   awards                               --             --            --             --        115,000           --          115,000
Capital stock issued in private
   placement                         138,889           --      12,450,000           --           --             --       12,450,000
Legal Settlement
   warrants issued                      --             --          34,000           --           --             --           34,000
Debt issuance costs--stock
   warrants issued                      --             --         400,000           --           --             --          400,000
Preferred stock issuance and
   related common stock warrants        --             --      (1,264,000)     1,264,000         --             --             --
Cumulative dividend Series A
   Redeemable Preferred Stock           --             --            --             --           --         (250,000)      (250,000)
Discount accretion on
   preferred stock                      --             --            --             --           --         (100,000)      (100,000)
Net loss                                --             --            --             --           --       (4,266,000)    (4,266,000)
                                 -----------    -----------   -----------    -----------  -----------    -----------    -----------
Balance at December 31, 1998         972,980           --      47,611,000       (506,000)     (56,000)   (19,470,000)    27,579,000
Capital stock issued for services      5,861           --         246,000           --       (246,000)          --             --
Amortization of restricted stock
   awards                               --             --            --             --        279,000           --          279,000
Capital stock issued for fractional
   shares after reverse stock split    1,473           --            --             --           --             --             --
Warrants earned                         --             --            --          506,000         --             --          506,000
Cumulative dividend Series A
   Redeemable Preferred Stock           --             --            --             --           --         (250,000)      (250,000)
Discount accretion on
   redeemable preferred stock           --             --            --             --           --         (100,000)      (100,000)
Net loss                                --             --            --             --           --       (5,163,000)    (5,163,000)
                                 -----------    -----------   -----------    -----------  -----------    -----------    -----------
Balance at December 31, 1999         980,314           --      47,857,000           --        (23,000)   (24,983,000)    22,851,000
Adjustment of capital stock
   outstanding                            (9)          --            --             --           --             --             --
Capital stock issued for services        167           --            --             --           --             --             --
Capital stock issued in private
   placement                       1,612,903           --       2,946,000           --           --             --        2,946,000
Amortization of restricted stock
   awards                               --             --            --             --         23,000           --           23,000
Conversion of debentures into
   capital stock                  11,207,187          1,000    20,845,000           --           --             --       20,846,000
Conversion of accrued interest
   into capital stock                483,072           --         898,000           --           --             --          898,000
Interest expense attributable to
   beneficial conversion                --             --      20,340,000           --           --             --       20,340,000
Shell warrants issued                   --             --       1,175,000           --           --             --        1,175,000
Cumulative dividend Series A
   Redeemable Preferred Stock           --             --            --             --           --         (250,000)      (250,000)
Discount accretion on redeemable
   preferred stock                      --             --            --             --           --         (100,000)      (100,000)
Net loss                                --             --            --             --           --      (26,803,000)   (26,803,000)
                                 -----------    -----------   -----------    -----------  -----------    -----------    -----------
Balance at December 31, 2000      14,283,634          1,000    94,061,000           --           --      (52,136,000)    41,926,000
                                 ===========    ===========   ===========    ===========  ===========    ===========    ===========


See accompanying notes.

                           CHAPARRAL RESOURCES, INC.

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

The consolidated financial statements include the accounts of Chaparral and its 100% owned subsidiaries, Central Asian Petroleum (Guernsey) Limited ("CAP-G"), Road Runner Services Company ("RRSC"), Chaparral Acquisition Corporation ("CAC"), and Central Asian Petroleum, Inc. ("CAP-D"). Chaparral owns 80% of the common stock of CAP-G directly and 20% indirectly through CAP-D. Hereinafter, Chaparral and its subsidiaries are collectively referred to as "the Company." All significant intercompany transactions have been eliminated.

CAP-G owns a 50% interest in Closed Type JSC Karakudukmunay ("KKM"), a Kazakhstan joint stock company, which holds the rights for the exploration, development and production of oil in the Karakuduk Field in Western Kazakhstan. KKM is owned jointly by CAP-G (50%), KazakhOil JSC ("KazakhOil") (40%) and a private Kazakhstan joint stock company (10%). KazakhOil, the national petroleum company of Kazakhstan, is owned by the Government of the Republic of Kazakhstan. The Company shares control of KKM through participation on KKM's Board of Directors.

Reclassifications

Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimated proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized cost to be amortized.

                            CHAPARRAL RESOURCES, INC.

1. Summary of Significant Accounting Policies and Organization (continued)

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of the future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Beginning in the fourth quarter of 1999, the Company began applying EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, to determine equity method income and losses recognized from it's investment in KKM. The Company's policy is to recognize equity losses based on its applicable ownership level in KKM's common stock, advances, interest receivable, and other investments to which the equity method losses are being applied. Future equity income, if any, is recaptured by the Company to the extent disproportionate equity method losses were recognized in prior periods. The Company recognized approximately $683,000 in additional equity losses during 1999 due to the application of EITF 99-10, all of which were recaptured as additional equity income during 2000.

Revenue Recognition

Revenues and their related costs are recognized upon delivery of commercial quantities of oil production produced from proved reserves, in accordance with the accrual method of accounting. Losses, if any, are provided for in the period in which the loss is determined to occur.

Effective October 1, 2000, the Company adopted SAB No.101, Revenue Recognition in Financial Statements, as amended, issued by the Securities and Exchange Commission in December 1999. The Company's adoption of SAB 101 did not result in a change in method of accounting.

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

                            CHAPARRAL RESOURCES, INC.

1. Summary of Significant Accounting Policies and Organization (continued)

Loss Per Common Share (continued)

Diluted loss per share is not presented because the exercise of "in the money" stock options and stock warrants, and the effect of the conversion of the Company's Redeemable Preferred Stock, of 32,367, 32,367, and 52,575 for the years 2000, 1999, and 1998, respectively, into shares of the Company's common stock are anti-dilutive.

New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement, as amended by SFAS No. 137 and 138, is effective for years beginning after June 15, 2000. The Company has adopted SFAS 133 effective January 1, 2001.

As a result of adoption of SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. The Company's put contracts entered into as part of the loan agreement (the "Loan") with Shell Capital Limited ("Shell Capital"), do not qualify for hedge accounting under SFAS 133. Therefore, effective January 1, 2001, the Company will adjust the carrying value of the contracts to their fair value of $999,000, recognizing a loss from the cumulative effect of adoption of approximately $2,519,000. See "Note 6 Hedge Agreement."

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

                            CHAPARRAL RESOURCES, INC.

1. Summary of Significant Accounting Policies and Organization (continued)

Risks and Uncertainties

The ability of KKM to realize the carrying value of its assets is dependent on being able to develop, transport and market hydrocarbons. Currently, exports from the Republic of Kazakhstan are restricted since they are dependent on limited transport routes and, in particular, access to the Russian pipeline system. Domestic markets in the Republic of Kazakhstan do not permit world market prices to be obtained. Management believes, however, that over the life of the project, transportation restrictions will be alleviated and prices will be achievable for hydrocarbons extracted to allow full recovery of the carrying value of its assets.

2. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses in previous years and has a working capital deficiency as of December 31, 2000. In addition, there are uncertainties relating to the Company's ability to meet all expenditure and cash flow requirements through fiscal year 2001, which could result in a default of the Company's Loan and the loss of the Company's investment in the Karakuduk Field. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company is seeking to alleviate these conditions by increasing cash flows available from the sale of crude oil production from the Karakuduk Field. The Company expects to finance the development of the Karakuduk Field primarily through the production and sale of crude oil, which is currently limited to approximately 7,000 barrels of oil per day, net of royalty, by short-term facility constraints. Additionally, the government of Kazakhstan has required KKM to sell a portion of its crude oil production on the local market, which generates substantially less revenue than oil sold on the export market. KKM is attempting to resolve both of these issues by removing field facility constraints as quickly as possible and petitioning the government to reduce or eliminate local oil sales requirements imposed upon KKM. Management expects to incrementally increase net daily production to approximately 8,000 barrels of oil per day by July 2001 and up to 10,800 barrels of oil per day by September 2001 as various field facility limitations are addressed. The Company is also trying to obtain additional equity or debt financing to cover any deficiencies which may occur in the near term, including extending the Shell Capital facility or implementing a revolving line of credit to meet working capital needs.

No assurances can be provided, however, that the Company will be able to increase its operational cash flow to meet working capital requirements or that additional debt or equity financing will be available. Additionally, the Company requires Shell Capital's approval before it can raise additional capital, which may hinder the Company's attempts to raise the necessary working capital to continue operations. If the Company is unsuccessful in raising additional capital or generating sufficient cash flows from operations, the Company's loan to Shell Capital may be called into default and/or the Company's investment in the Karakuduk Field may be lost.

3. Restricted Cash

As of December 31, 1999, the Company held restricted cash of $578,000 as collateral for loans made by the Chase Bank of Texas, N.A. ("Chase") to KKM for the acquisition of tangible equipment used in the Karakuduk Field. KKM fully repaid the loans in January 2000, and the collateral was released.

                            CHAPARRAL RESOURCES, INC.

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

In February 2000, the Company, KKM, Challenger, and OGECC reached a mutual settlement and release (the "Settlement") for all parties involved. The Settlement required KKM to pay outstanding accrued liabilities to Challenger for prior work performed totaling $1,336,000. The Company also agreed to fully discharge the note receivable from Challenger to the Company. Due to the Settlement, the Company fully impaired the note, plus accrued interest of $51,000, during the fourth quarter of 1999.

5. Investment in KKM and Other Oil and Gas Property Costs

The Company's oil and gas properties and investments include investments in KKM's common stock, advances to KKM, acquisition costs for CAP-G, and other capitalizable costs allowed under the full cost method of accounting. Accumulated equity losses in KKM and accumulated depletion have been netted against the gross capitalized costs.

The Company is currently depleting costs associated with its acquisition costs and other capitalizable costs under the units-of-production method. The rate used for depletion reflects the ratio of KKM's current period production divided by KKM's total proved reserves. These amounts represent the Company's costs to acquire the right to develop the oil and gas reserves underlying the Company's equity interest in KKM and, accordingly, are depleted as the reserves are produced.

Advances to and interest due from KKM are to be recovered through payments resulting from KKM's sale of future crude oil production. KKM's agreement with the government of the Republic of Kazakhstan provides for quarterly repayments equal to 65% of gross revenues, net of government royalties. The Company, at its own discretion, may defer receipt of quarterly repayments to maintain working capital within KKM. KKM did not make any repayments during 2000.

On November 1, 1999, KKM reclassified all of its oil and gas properties as proved due to the completion of the Shell Capital loan, which affirmed KKM's ability to develop the Karakuduk Field and adequately mitigated the risks of the Company financing the project. Consequently, the Company recorded it's equity interest in KKM's proved reserves and began recording depletion expense on it's depletable acquisition costs in 1999.

As further discussed in the unaudited footnote to these financial statements "Supplemental Information - Disclosures About Oil and Gas Producing Activities," KKM restated its proved reserves previously reported as of December 31, 1999. The restatement is to reflect the SEC's definition of proved undeveloped reserves versus the definition as accepted by the Society of Petroleum Engineers. Specifically, the restated amounts represent proved undeveloped reserves from "drilling units offsetting productive units that are reasonably certain of production when drilled" or from "other undrilled units...where it can be demonstrated with certainty that there is a continuity of production from the existing productive formation." The reclassification of KKM's oil reserves resulted in the restatement of the Company's net equity interest in KKM's proved reserves as originally presented. The Company calculated depletion expense for 2000 based upon the revised reserve estimates. The Company recognized $403,000 and $9,000 in depletion for the years ended December 31, 2000 and 1999, respectively.



                            CHAPARRAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. Investment in KKM and Other Oil and Gas Property Costs (Continued)

Costs capitalized to Oil and Gas Properties and Investments consist of:

                                                                     December 31,
                                                                2000           1999
                                                            ------------    ------------

Investment in KKM and Other Oil and Gas Property Costs:
  Investments in KKM common stock                           $    100,000    $    100,000
  Advances to and interest due from KKM                       55,292,000      31,000,000
  Acquisition costs                                           10,613,000      10,613,000
  Other capitalizable costs                                    1,092,000       1,057,000
                                                            ------------    ------------
Total gross oil and gas investments                           67,097,000      42,770,000
                                                            ------------    ------------
  Less: Equity losses                                         (1,783,000)     (4,610,000)
        Depletion                                               (412,000)         (9,000)
                                                            ------------    ------------
Total oil and gas properties and investment                 $ 64,902,000    $ 38,151,000
                                                            ============    ============

The condensed financial statements of KKM are as follows:

                                                                     December 31,
                                                                2000            1999
                                                            ------------    ------------
Condensed balance sheet
  Current assets                                            $  5,237,000    $    653,000
  Non-current assets (primarily oil and gas properties,
     full cost method)                                        52,773,000      25,000,000
  Current liabilities                                          9,721,000       4,589,000
  Non-current liabilities
    Loan payable to related party                             58,605,000      32,871,000
    Other non-current liabilities                                 86,000            --
  Charter capital                                                200,000         200,000
  Accumulated deficit                                        (10,602,000)    (12,007,000)

Condensed income statement
  Revenues                                                  $ 13,755,000    $       --
  Other costs and expenses                                   (12,350,000)     (4,504,000)
                                                            ------------    ------------
  Net income (loss)                                         $  1,405,000    $ (4,504,000)


                                      F-13

                            CHAPARRAL RESOURCES, INC.

6. Hedge Agreement

As a condition of the Loan , the Company paid $4,000,000 for put contracts to sell 1,562,250 barrels of North Sea Brent crude (the "Hedge Agreement") to hedge price risk of future sales of oil production from the Karakuduk Field. The exercise prices of the various put contracts in the Hedge Agreement range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). During 2000, the Company amortized the Hedge Agreement ratably over the period the underlying contracts expired, recognizing $482,000 in hedging losses as of December 31, 2000. As of December 31, 2000, the market value of the Hedge Agreement was $999,000 and the unrealized hedging loss was $2,519,000.

As of January 1, 2001, the Company adopted SFAS 133, which requires derivative financial instruments be recorded at their fair value. Accordingly, the Company recognized a $2,519,000 loss from the cumulative effect of adoption.

7. Other Assets

In March 2000, the Company paid $750,000 to Shell Capital for a beneficial interest in Shell Capital's policy for transportation risk insurance, covering certain circumstances whereby KKM would be unable to export crude oil production outside of the Republic of Kazakhstan through the existing pipeline routes currently available. In the event coverage under Shell Capital's policy is triggered, proceeds from the policy would go to the benefit of the Company for use in making principal and interest payments required under the Loan. The Company is amortizing the transportation risk insurance over the life of the Loan. As of December 31, 2000, the Company has recognized $170,000 as amortization expense.

8. Shell Capital Loan

In November 1999, the Company entered into the Loan with Shell Capital, to provide up to $24,000,000 of financing for the development of the Karakuduk Field. CAP-D, CAP-G, and KKM also signed the Loan as co-obligors. As of December 31, 2000, the Company has borrowed $21,500,000 under the Loan. Interest expense for the period was $4,379,000, of which $3,481,000 of subordinated interest was capitalized as additional principal. The Loan is recorded net of $3,103,000 in unamortized discount, further described below.

The remaining balance of the Loan may be borrowed prior to September 30, 2001 or project completion. Project completion occurs when various conditions are met by the Company and KKM, including, but not limited to: (i) receipt by Shell Capital of an independent engineer's reserve report evidencing proved developed reserves of at least 30,000,000 barrels in the Karakuduk Field, (ii) sustaining average gross production of 13,000 barrels of oil per day from the Karakuduk Field for a period of 45 consecutive days, (iii) sustaining water injection at an average rate of 15,000 barrels per day over 45 consecutive days, (iv) injection of lift gas into one well over a 24 hour period, and (v) various other financial and technical milestones ("Project Completion").

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

                            CHAPARRAL RESOURCES, INC.

8. Shell Capital Loan (continued)

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

o   Change in Control.        The Company cannot enter into any transaction
                              whereby a "group" as defined in the Securities Act of 1934 acquires or otherwise gains control of 20% or more of the outstanding shares of the Company's voting stock, with certain exemptions specified in the Loan. Furthermore, the Company's two largest stockholders, Allen & Company Incorporated
                              ("Allen") and Whittier Ventures, LLC. ("Whittier") agreed not to let their ownership in the Company fall below 20%, unless otherwise agreed with Shell
                              Capital.

o   Charged Accounts.         The Company and KKM must retain all cash receipts
                              from oil sales, drawdowns from the Loan, and any other funds raised by the Company through approved equity or debt offerings in pledged bank accounts
                              ("Charged Accounts") controlled by Shell Capital.
                              The Company and KKM retain title to their respective Charged Accounts, but Shell Capital directs all cash movements at their request.

o   Cash Expenditures.        The Company must expend funds in accordance with
                              capital and operating budgets approved by Shell
                              Capital on an annual basis, unless otherwise agreed.

o   Project Completion.       KKM must reach Project Completion on or before
                              September 30, 2001. Failure to reach Project
                              Completion is an event of default under the loan.


o   Share Capital.            The Borrowers cannot purchase, issue, or redeem
                              any of its share capital without the prior approval of Shell Capital.

                            CHAPARRAL RESOURCES, INC.

8. Shell Capital Loan (continued)

o   Future Indebtedness.      The Borrowers cannot incur financial indebtedness,
                              other than trade debt, without the approval of Shell Capital.

o   Sale of Significant       The Borrowers cannot dispose of any significant
    Assets                    assets, including capital stock in subsidiaries,
                              without the approval of Shell Capital.

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

In connection with finalizing the Loan, the Company issued to Shell Capital a warrant to purchase up to 15% of the Company's outstanding common stock (the "Shell Warrant"), subject to certain anti-dilution provisions. The Shell Warrant is exercisable for a period of 5 years beginning on the earlier of Project Completion or September 30, 2001. Furthermore, the Shell Warrant is non-transferable and contains certain registration rights. On the date of grant, the Shell Warrant represented 147,072 shares of the Company's common stock at an exercise price of $15.45 per share. The fair market value of the Shell Warrant on the date of grant, $1,175,000, was recorded as a discount of the Loan, amortizable as interest expense over the life of the Loan. The fair market value of the Shell Warrant was estimated as of February 14, 2000, the date of initial drawdown under the Loan, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.61%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 1.27, and a weighted average life expectancy of the warrants of 3.5 years. After consideration of the conversion of the Company's 8% Non-negotiable Convertible Subordinated Promissory Notes (the "Notes") and the issuance of the Company's common stock to Capco Resources, Ltd. ("Capco"), both dilutive events discussed in Notes 9 and 10, respectively, the Shell Warrant represents 1,785,455 shares of the Company's common stock at an exercise price of $9.79 per share.

The Company incurred $4,013,000 in debt issuance costs related to the Loan, comprised of up-front fees payable to Shell Capital, legal fees of Shell Capital and the Company, the value of the Shell Warrant on the date of grant, and miscellaneous financing fees and set-up charges. The Company recorded the debt issuance costs as a discount to the Loan, amortizable over the life of the Loan. Total amortization through December 31, 2000 equaled $909,000 and has been included as interest expense.

The Company borrowed an additional $1,600,000 under the loan in January 2001.

                            CHAPARRAL RESOURCES, INC.

9. Notes Payable

On September 21, 2000, the Company converted Notes with an aggregate principal amount of $20,846,000, plus accrued interest of $898,000, into 11,690,259 shares of the Company's common stock at a conversion price of $1.86 per share. Prior to conversion, the Notes carried an unamortized discount of $281,000.

Originally, the conversion provision of the Notes was subject to shareholder approval, but the Company's board of directors authorized management to obtain approval from the holders of the Notes to amend the terms of the Notes to allow immediate conversion into the Company's common stock. The Company obtained approval from such holders, and the Notes were converted on September 21, 2000. The board of directors decision to amend the terms of the Notes to allow immediate conversion was based upon several factors, including funding the working capital requirements of the Company and to comply with the requirements of the Loan.

The Notes consisted of $10,040,000 of the Company's Notes issued during the fourth quarter of 1999 and $10,806,000 issued during 2000, including Notes totaling $3,300,000 in January and February, $3,000,000 in August, and $4,506,000 in September 2000, respectively. The Notes were issued to various related parties and other non-affiliated investors. Notes issued to related parties totaled $14,690,000, including $9,827,000 to Allen, $4,051,000 to
Whittier, $662,000 to Mr. John McMillian, the Co-Chairman and Chief Executive Officer of the Company, and $150,000 to a relative of Mr. James Jeffs, the Co-Chairman of the Company.

In exchange for the Notes, the Company received $15,556,000 in cash and canceled $5,290,000 in promissory notes issued previously in 1999, plus accrued interest thereon, to Allen ($3,827,000), Whittier ($1,051,000), and Mr. McMillian ($412,000).

The conversion feature of the Notes was a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, whereby a portion of the proceeds received from the Notes is allocable to the conversion feature contained therein. The value assigned to the conversion feature is determined as the difference between the market price of the Company's common stock on the date of issuance and the conversion price, multiplied by the number of shares to be received upon conversion, which was approximately $120,000,000. As the conversion price contained in the Notes is substantially below the market price, the value under the above formula significantly exceeds the net proceeds from the Notes. Under EITF 98-5, the discount assigned to the conversion feature is limited to the total proceeds allocated to the convertible instrument. Accordingly, upon conversion of the Notes, the Company recorded additional interest expense and additional paid in capital equal to $20,340,000, the face amount of the Notes net of original discount.

The $10,040,000 in Notes outstanding as of December 31, 1999 were recorded net of a $464,000 unamortized discount.

In November 1999, the Company repaid a $975,000 note to Chase, originally issued by the Company in July 1998. The Chase note was collateralized by a $1,000,000 stand-by letter of credit put in place by Whittier in exchange for a senior security interest in the Company's capital stock of CAP-G. Upon repayment of the Chase note, the stand-by letter of credit was cancelled and Whittier's security interest was fully released.

                            CHAPARRAL RESOURCES, INC.

10. Common Stock

General

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

1998 Incentive and Non-statutory Stock Option Plan

On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire the Company's common stock may be granted to officers, directors, employees, or consultants of the Company and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or nonstatutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. The Company has not granted any options under the 1998 Plan as of December 31, 2000.

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

During 1999, 542 options to purchase the Company's common stock granted to various employees of, and consultants to, the Company expired. The expired options had exercise prices ranging between $60 and $90 per share.

                            CHAPARRAL RESOURCES, INC.

10. Common Stock (Continued)

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

During late 1996, the Company issued notes totaling $1,850,000 to various investors. In connection with the notes, the Company issued a total of 7,708 warrants to purchase shares of the Company's common stock at an exercise price of $15 per share. The Company issued 5,626 warrants upon issuance of the notes. An additional 2,082 warrants were issued on May 31, 1997, when the notes were not repaid on or before such date. The 5,625 warrants issued in 1996 expired during 1999. The remaining 2,082 warrants expired on May 31, 2000.

On January 23, 1998, the Company, granted 1,500 shares of the Company's common stock to the directors of the Company and granted 3,084 shares of the Company's common stock to various employees of, and consultants to, the Company, of which 500 shares vested ratably on January 30, 1999, 2000, and 2001. As a result of these transactions, the Company recognized $600,000 in 1998 compensation expense. An additional $45,000 relating to the non-vested stock grants was amortized over the vesting period of the grants.

On April 3, 1998, the Company sold 20,833 shares of the Company's Common stock for $120 per share for at total of $2,500,000 to a private investor. Allen acted as placement agent in connection with the sale of the 20,833 shares. As a result, Allen's existing warrants to purchase 15,000 shares of the Company's common stock, issued in 1997, became exercisable for an additional 1,667 shares (see Note 12). The warrants to purchase the additional 1,667 shares of the Company's common stock are exercisable through November 25, 2002, at an exercise price of $0.60 per share.

On June 4, 1998, the Company borrowed $1,000,000 from two related parties, one of which was Mr. McMillian, then a director of the Company. In conjunction with the loans, the Company issued warrants to purchase 16,667 shares of the Company's common stock. The warrants are exercisable through November 25, 2002, at an exercise price of $210 per share. The Company recorded the fair market value of the warrants ($367,000) as a discount of notes payable, amortizable as interest expense over the life of the loan. The fair market value of the warrants was estimated as of June 4, 1998, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.53%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .593, and a weighted average life expectancy of the warrants of 4.5 years.

On July 3, 1998, the Company borrowed $975,000 from Chase. The loan was fully guaranteed with a stand-by letter of credit from Whittier. In return for issuing the loan guarantee, the Company paid Whittier $10,000 plus related costs and issued warrants to purchase 333 shares of the Company's common stock at an exercise price of $0.60 per share. The Company recorded the fair market value of the warrants (approximately $32,000) plus the related loan costs as a discount of notes payable and was amortized as additional interest expense over the life of the loan. The fair market value of the warrants was determined using the Black-Scholes option pricing model, with the following weighted average assumptions: risk free interest rate 5.53%, dividend yield of 0%, volatility factors of the Company's common stock of .644, and a weighted average life expectancy of the warrants of 5 years.

                            CHAPARRAL RESOURCES, INC.

10. Common Stock (Continued)

On July 28 and July 29, 1998, the Company sold 111,111 shares of the Company's common stock for $90 per share for $10,000,000 to certain investors. Issuance costs incurred were approximately $50,000 and were recorded as a reduction to the proceeds received from the sale. Allen acted as placement agent in connection with the sale of the 111,111 shares. As a result, Allen's existing warrants to purchase 15,000 shares of the Company's common stock, issued in 1997, became exercisable for an additional 6,667 shares of the Company's common stock (see Note 12). The 6,667 warrants are exercisable through November 25, 2002, at an exercise price of $0.60 per share. Due to the sales price of the 111,111 shares being below a price of $120 per share, the Company issued an additional 6,944 shares to the investor who purchased 20,833 shares of the Company's common stock for $2,500,000 in April 1998 in order to satisfy certain price protection agreements the Company had with such investor.

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

In connection with the Notes issued to Allen in exchange for $5,827,000, Allen's existing warrants to purchase 15,000 shares of the Company's common stock, issued in 1997, became exercisable for an additional 3,333 shares of the Company's common stock (see Note 12). The warrants to purchase the additional 3,333 shares of the Company's common stock are exercisable through November 25, 2002 at an exercise price of $0.60 per share. The Company recorded the fair market value of the warrants (approximately $506,000) as a discount of notes payable, amortized as interest expense over the life of the Notes.

The conversion of the Company's Notes on September 21, 2000 resulted in the issuance of 11,690,259 shares of the Company's common stock (see Note 9), a portion of which were issued to certain affiliates of the Company who were holders of the Notes. Affiliates receiving shares as a result of the conversion include Allen (5,561,166 shares), Whittier (2,255,004 shares), Mr. McMillian (378,364 shares), and a relative of Mr. Jeffs (85,140 shares).

On October 30, 2000, the Company issued 1,612,903 shares of the Company's common stock to Capco in exchange for $3,000,000, or $1.86 per share. Shell Capital approved the transaction. Capco Energy, Inc., an affiliate of Capco, was also a holder of two of the Company's Notes with an aggregate principal amount of $750,000, which were converted, along with accrued interest thereon, into 427,113 shares of the Company's common stock on September 21, 2000. The Company recorded the stock issuance net of issuance costs of $54,000, or $2,946,000.

                            CHAPARRAL RESOURCES, INC.

10. Common Stock (Continued)

SFAS 123 Disclosure. SFAS 123 requires that pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock options under the fair value method as defined in SFAS 123. The fair value for the options issued during 1998 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.53%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock between 0.528 and 1.07; and a weighted average life expectancy of the options of
4.9 years. The Company did not issue any options during 1999 or 2000.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                             Year Ended December 31,
                                    2000             1999              1998
                              ------------------------------------------------

Net loss under APB 25         $  (26,803,000)   $  (5,163,000)   $  (4,266,000)

Effect of SFAS 123                      --           (108,000)        (190,000)
                              ------------------------------------------------

Pro forma net loss            $  (26,803,000)   $  (5,271,000)   $  (4,456,000)
                              ================================================

Pro forma basic and diluted
Earnings per share            $        (6.01)   $       (5.75)   $       (5.35)

                            CHAPARRAL RESOURCES, INC.

10. Common Stock (Continued)

A summary of the Company's stock option activity and related information for the periods ended follows:

                                         Shares         Weighted       Weighted
                                          Under     Average Exercise    Average
                                         Option          Price        Fair Value
                                        ----------------------------------------
Unexercised options outstanding -
         December 31, 1997               55,700          $66.60
Options Granted                           4,958          $97.80          $65.40
Options Cancelled                       (2,600)          $92.40
                                        ----------------------------------------
Unexercised options outstanding -
         December 31, 1998               58,058          $67.80
Options Cancelled                         (542)          $83.80
                                        ----------------------------------------
Unexercised options outstanding -
         December 31, 1999               57,516          $67.73
Options Cancelled                          --
                                        ----------------------------------------
Unexercised options outstanding -
         December 31, 2000               57,516          $67.73

Price range $123.00-$145.80
        (Average life of 2.15 years)      1,342         $132.16
Price range $80.40-$90.00
        (Average life of 1.70 years)     26,016          $89.82
Price range $43.20-$60.00
        (Average life of 1.68 years)     30,158          $45.81

Exercisable options
      December 31, 1998                  54,950          $66.60
      December 31, 1999                  57,309          $67.64
      December 31, 2000                  57,516          $67.73

                            CHAPARRAL RESOURCES, INC.

10. Common Stock (Continued)

The following table summarizes all common stock purchase warrant activity:

                                            Number of         Exercise
                                             Stock             Price
                                            Warrants           Range
                                          ------------------------------
Outstanding, December 31, 1997                60,241     $  0.0006 - $75
Granted                                       20,333     $  0.60 -  $210
Exercised                                     (1,333)    $            24
Expired                                       (3,333)    $            15
                                          ------------------------------
Outstanding, December 31, 1998                75,908     $  0.0006 -$210
Expired                                      (21,459)    $      15 - $60
                                          ------------------------------
Outstanding, December 31, 1999                54,449     $  0.0006 -$210
Granted                                    1,785,455     $          9.79
Expired                                       (2,082)    $            15
                                          ------------------------------
Outstanding, December 31, 2000             1,837,822     $  0.0006 -$210
                                          ==============================

The following table summarizes the price ranges of all common stock purchase warrants outstanding as of December 31, 2000:

                   Number of Warrants    Exercise Price
                 ------------------------------------------
                        16,667              $ 210.00
                         1,667              $  75.00
                         1,667              $  51.00
                     1,785,455              $   9.79
                        15,333              $   0.60
                        17,033              $   0.0006
                 ------------------------------------------

                     1,837,822           $0.0006 - $210


11. Legal Settlement

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

                            CHAPARRAL RESOURCES, INC.

12. Redeemable Preferred Stock and Related Common Stock Warrants

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

The Series A Redeemable Preferred Stock is convertible and accrues an annual, cumulative dividend of $5 per share. The dividends are payable semi-annually on May 31 and November 30, as declared by the Company's Board of Directors. As of December 31, 2000, dividends in arrears relating to the Series A Redeemable Preferred Stock were $750,000. The Company has increased the carrying value of the Series A Redeemable Preferred Stock by $750,000 by accreting $250,000 in 2000, 1999, and 1998, respectively, directly to accumulated deficit.

The number of shares of common stock issuable upon conversion of each share of Series A Redeemable Preferred Stock is determined by dividing $100 by the conversion price of the preferred stock. The conversion price is subject to recalculation if, and when, the Company issues additional common stock or common stock equivalents to obtain additional equity or debt financing. The Company has issued common stock and common stock warrants in both equity and debt financing transactions. Adjusted for these transactions, the conversion price as of December 31, 2000 was $10.55 per share (rounded), equivalent to 9.48 shares of common stock for each share of Series A Redeemable Preferred Stock.

The Series A Redeemable Preferred Stock has voting privileges identical to the Company's common stock. The total number of votes allowed to the holders of the Series A Redeemable Preferred Stock is equal to the number of shares of common stock the Series A Redeemable Preferred Stock could be converted into on the specific date of record. As of December 31, 2000, the 50,000 shares of Series A Redeemable Preferred Stock were convertible into 473,890 shares of common stock.

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

The Series A Redeemable Preferred Stock is subject to mandatory redemptions, beginning on November 30, 2002. As of December 31, 2000, the schedule of redemptions of the stated value, plus any unpaid dividends, is as follows:

                    Year                Amount
                 -------------------------------
                    2001                    --
                    2002              $1,917,000
                    2003              $1,917,000
                    2004              $1,916,000
                                     -----------
                   Total              $5,750,000
                                     ===========



                            CHAPARRAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. Redeemable Preferred Stock and Related Common Stock Warrants (Continued)

On November 24, 1997, the Company also designated Series B and C Redeemable
Preferred Stock, authorizing 75,000 shares for each class of preferred. As of December 31, 1998, none of the Series B or Series C Redeemable Preferred Stock was issued or outstanding. The Company's stockholders cancelled the Series B and C Redeemable Preferred Stock on April 21, 1999.

Allen, a significant stockholder of the Company, acted as placement agent in connection with the Agreement. Allen elected to receive its fees in the form of warrants to purchase 15,000 shares of the Company's common stock that were all originally exercisable through November 25, 2002, at an exercise price of $0.60 per share. The 15,000 warrants were recorded at their fair value of $2,270,000.
Out of the 15,000 warrants issued to Allen, 3,333 directly relate to the issuance of 50,000 shares of the Series A Redeemable Preferred Stock. The 3,333 warrants were recorded as issuance costs of $500,000, reducing the $5,000,000 proceeds from Series A Redeemable Preferred Stock. The remaining 11,667 warrants, discussed below, were recorded as a stock subscription receivable. The basis difference of $500,000 upon issuance of the Series A Redeemable Preferred
Stock is being accreted directly to accumulated deficit for the period through the redemption date. The Company increased the carrying value of the Series A
Redeemable Preferred Stock by $100,000 in 2000, 1999, and 1998, respectively, to reflect the accretion of the issuance costs.

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

During 1998, Allen assisted the Company in raising an additional $12,500,000 in equity capital. As a result, 8,334 of the 11,667 warrants became unrestricted and $1,264,000 was transferred from stock subscription receivable to additional paid-in-capital. During 1999, Allen contributed an additional $5,827,000 in exchange for the Company's Notes, earning the final 3,333 in restricted warrants. The Company recognized the remaining stock subscription receivable of $506,000 as a discount to the Company's Notes issued in 1999.

13. Income Taxes

The following is a summary of the provision for income taxes:

                                                                Year Ended December 31,
                                                       2000              1999               1998
                                                 ----------------------------------------------------
     Income tax benefit computed
       at federal statutory rate                  $   (9,381,000)   $  (1,807,000)    $    (1,493,000)
     Non-deductible  interest  associated  with
       convertible notes                               7,551,000              --                 --
     Expiration of NOL carryforwards                     518,000           330,000               --
     Other                                                90,000           112,000            121,000
     Change in asset valuation
       allowance                                       1,222,000         1,365,000          1,372,000
                                                 ----------------------------------------------------
     Income taxes                                 $         --      $         --       $         --
                                                 ====================================================


                                                  F-25

                            CHAPARRAL RESOURCES, INC.

13. Income Taxes (continued)

The components of the Company's deferred tax assets and liabilities are as follows:

                                                    Year Ended December 31,
                                                 ----------------------------
                                                     2000           1999
                                                 ----------------------------
     Deferred tax assets:
       Oil and gas assets                        $    141,000    $       --
       Net operating loss carryforwards             9,253,000       8,172,000
       Valuation allowance                         (9,394,000)     (8,172,000)
                                                 ----------------------------
     Deferred tax assets                         $       --      $       --
                                                 ============================

As of December 31, 2000, the Company has estimated tax loss carryforwards of $25,796,000 of which $20,448,000 are domestic losses for federal income tax purposes and $5,348,000 are foreign losses related to the Company's investment in KKM. These carryforwards will expire at various times between 2001 and 2019. The Company also has unused statutory depletion carryforwards, which have an unlimited duration, of approximately $639,000. The differences between the income tax benefit calculation of the statutory and effective rate are primarily due to the disallowance of interest expense associated with the Company's Notes converted in September 2000, including a $20,340,000 interest charge due to the application of EITF 98-5. See Note 9. Other permanent book/tax differences include expiration of net operating loss carryforwards, adjustments for stock compensation and disallowance of meals and entertainment expenses.

The Company has cumulative book losses of $52,136,000. Cumulative book/tax differences of approximately $26,340,000 primarily relates to the disallowance of $21,575,000 in interest expense incurred on the Company's Notes, $1,050,000 in accrued dividends and discount accretion of the Company's Series A Redeemable Preferred Stock booked directly to retained earnings. The remaining difference relates to adjustments for stock based compensation, meals & entertainment, and expired tax net operating losses from prior periods.

The Company did not record any deferred tax assets or income tax benefits for net operating losses as of December 31, 2000. The Company's only significant asset is its 50% interest in KKM, which has generated cumulative net operating losses for the last three fiscal years. Therefore, the Company has taken a 100% valuation allowance against any resulting deferred tax asset due to such carryforwards.

The conversion of the Company's Notes into common stock resulted in an ownership change under ss.382 of the Internal Revenue Code, which may significantly limit the Company's use of its net operating tax loss carryforwards.

14. Other Related Party Transactions

Effective January 1, 2000, Chaparral entered into an agreement to provide management services to KKM for a fee of $170,000 per month, to be recovered from KKM on a current basis from proceeds from oil sales. The receivable from affiliate represents 100% of accrued management fees and reimbursable expenses, net of payments received from KKM through December 31, 2000. The reimbursable expenses include costs paid by the Company on behalf of KKM.

Effective March 1, 2000, the Company sold overriding royalty interests in certain domestic oil and gas properties for $75,000 to Mr. Paul Hoovler, a former Chairman and Chief Executive Officer of the Company, resulting in a $75,000 gain. In February 1997, the Company had assigned the overriding royalty interests to Mr. Hoovler as part of a severance agreement for a period of three years, after which they would revert to the Company. The Company holds no other interests in domestic oil and gas properties.

                            CHAPARRAL RESOURCES, INC.

15. Operating Leases

During 1999, the Company relocated its offices within the Houston area. The Company assigned and was fully released from its existing obligations under the non-cancelable operating lease in effect as of December 31, 1998. The Company entered into a short-term sublease extending from September 1, 1999 through March 31, 2000. The Company prepaid all lease payments under the sublease, and had no outstanding rental obligations as of December 31, 2000.

The Company entered into a new sublease agreement extending from March 2000 through November 2003. The Company's future minimum annual lease payments through the term of the lease are as follows:

                    Year                 Amount
                  --------------------------------
                    2001              $     60,000
                    2002              $     60,000
                    2003              $     55,000
                    2004              $       --
                    2005              $       --


The Company's rental expense for 2000, 1999, and 1998, was approximately $60,000, $93,000, and $87,000, respectively.

16. Commitments and Contingencies

In January 2000, the Company obtained binding political risk insurance coverage from the Overseas Private Investment Corporation ("OPIC"). The OPIC policy's maximum coverage amount electable by the Company is $50,000,000, which requires a quarterly premium of $262,500. The Company is required to maintain political risk insurance until the Loan is fully repaid. As of December 31, 2000, the Company has paid a total of $867,000 in premiums and had bound OPIC coverage of $50,000,000 through January 30, 2001.

17. Extraordinary Losses

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

18. KKM Financial Statements

Due to the significance of the Company's equity investee, the Company has attached audited financial statements for KKM. Reflected in the financial statements are management fees of $2,040,000, $2,040,000, and $1,980,000, charged by the Company to KKM for the years ended December 31, 2000, 1999, and 1998, respectively. These amounts are exclusive of any local withholding tax, which may be accrued by KKM. Also, for the same periods, the financial statements include interest on the note payable to the Company from KKM in the amounts $3,346,000, $1,708,000, and $1,044,000.

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED


The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (the "SEC") and Statement of Financial Accounting Standards ("SFAS") No. 69, Disclosures About Oil and Gas Producing Activities.

Due to the previous uncertainties surrounding the development of the Karakuduk Field no proved reserves were attributed to the Karakuduk Field as of December 31, 1998. The Company recorded it's net equity interest in KKM's proved oil reserves on November 1, 1999, in conjunction with the signing of the Loan. The disclosures relating to 1999 have been restated to reflect the SEC's definition of proved undeveloped reserves versus the definition as accepted by the Society of Petroleum Engineers. Specifically, the restated amounts represent proved undeveloped reserves from "drilling units offsetting productive units that are reasonably certain of production when drilled" or from "other undrilled units...where it can be demonstrated with certainty that there is a continuity of production from the existing productive formation." As of December 31, 2000, the Company has a net equity interest in 16,523,000 barrels of proved oil reserves in the Karakuduk Field.

The following estimates of reserve quantities and related standardized measure of discounted net cash flows are estimates only, and are not intended to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and these changes may be significant.

KKM sold 765,000 barrels of crude oil in 2000, of which 161,000 barrels were sold on the local market. Prices received on local market sales were substantially lower than world market prices prevailing at that time. KKM has an existing agreement to sell 100% of its production on the export market for world market prices and a right to export 100% of its production under the terms of agreement with the government. However, the Company expects the government to continue to require KKM to sell up to 20% of its future crude oil production to the local market. Therefore, year-end prices used for the standardized measure of discounted net cash flows for 1999 and 2000 reflect the assumption that 20% of KKM's production will be sold on the local market for a substantially lower net oil price.

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

As discussed in Note 18, the Company has attached the audited financial statements of KKM. Those financial statements should be reviewed in conjunction with the following disclosures with respect to the Company's proportionate interest in KKM's oil and gas producing activities.

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED


Proven Oil and Gas Reserve Quantities
(All within the Republic of Kazakhstan)

                                                           Oil        Gas
                                                         Reserves   Reserves
                                                         (bbls.)     (Mcf.)
                                                       ----------------------
Company's proportional interest in KKM's proved developed and undeveloped reserves

Balance December 31, 1998                                     --         --
                                                       =======================
Balance December 31, 1999(1)                            10,071,000       --
                                                       =======================
Balance December 31, 2000                               16,523,000       --
                                                       =======================



          (1) Proved oil reserves as of December 31, 1999 have been restated from the original presentation, revising the original disclosure of 33,789,000 barrels of proved reserves downward by 23,718,000 barrels. The restatement is to reflect the SEC's definition of proved undeveloped reserves versus the definition as accepted by the Society of Petroleum Engineers. Specifically, the restated amounts represent proved undeveloped reserves from "drilling units offsetting productive units that are reasonably certain of production when drilled" or from "other undrilled units...where it can be demonstrated with certainty that there is a continuity of production from the existing productive formation."


Capitalized Costs Relating to Oil and Gas Producing Activities
(All within the Republic of Kazakhstan)

                                                 Year Ended December 31,
                                          2000            1999          1998
                                      ------------------------------------------

Company's share of equity method
   Investee's net capitalized cost    $ 25,894,000    $ 12,165,000   $ 9,134,000
                                      ==========================================


Cost Incurred in Oil and Gas Property Acquisition,
   Exploration, and Development Activities
   (All within the Republic of Kazakhstan)

                                                 Year Ended December 31,
                                          2000            1999          1998
                                      ------------------------------------------

Company's share of equity method
   Investee's costs of property
   acquisition, exploration, and
   development                        $ 13,198,000    $ 3,738,000    $ 3,344,000
                                      ==========================================

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED


Results of operations for producing activities
(All within the Republic of Kazakhstan)

                                               Year Ended December 31,
                                          2000         1999           1998
                                      ---------------------------------------

Company's share of equity method
   Investee's results from operations
   for producing activities           $ 3,241,000   $     --      $     --
                                      =======================================


Standardized Measure of Discounted Future Net Cash Flows

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                Year Ended December 31,
                                          2000           1999(2)        1998
                                      ------------------------------------------

Company's share of equity
   Method investee's standardized
   measure of discounted future
   cash flows                         $ 70,281,000   $ 61,312,000   $      --
                                      ==========================================

          (2) The standardized measure of discounted future net cash flows as of December 31, 1999 has been restated from the original presentation, revising the original disclosure of $177,680,000 downward by $116,368,000 to reflect the restatement of the proportional net interest in KKM's proved oil reserves as of December 31, 1999 as discussed in footnote 1 above.



                             SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

2000 Quarterly Information

                                                                   For the Three Months Ended
                                                -----------------------------------------------------------------   Total as of
                                                 March 31,        June 30,      September 30,    December 31,       December 31,
                                                   2000             2000            2000            2000                2000
                                                -----------------------------------------------------------------   ------------

Operating expenses (1)                          $  (802,000)   $   (778,000)   $ (1,170,000)   $ (1,364,000)        $ (4,114,000)
Other income (loss) (2)                          (1,389,000)       (368,000)    (21,856,000)        924,000          (22,689,000)
                                                -----------------------------------------------------------------   ------------
Net loss, as adjusted                            (2,191,000)     (1,146,000)    (23,026,000)       (440,000)         (26,803,000)
Cumulative annual dividend accrued on
     Series A Preferred Stock                       (63,000)        (63,000)        (63,000)        (61,000)            (250,000)
Discount accretion on
     Series A Preferred Stock                       (25,000)        (25,000)        (25,000)        (25,000)            (100,000)
                                                -----------------------------------------------------------------   ------------
Net loss available to common stockholders,
     as adjusted                                $ (2,279,000)  $ (1,234,000)   $(23,114,000)   $   (526,000)        $(27,153,000)
                                                =================================================================   ============

Basic and diluted earnings per share:
Net loss per share as adjusted                  $      (2.32) $       (1.26)   $     (10.88)   $      (0.04)        $      (6.01)
Weighted average number of shares
     outstanding (basic and diluted)                 980,427        980,481       2,124,083      13,775,218            4,516,032


Reconciliation of quarterly data:
---------------------------------

Net loss available to common stockholders,
     as originally filed                        $ (2,481,000)  $ (1,249,000)   $(23,125,000)   $   (526,000)        $(27,381,000)
Adjustments to quarterly data
     Depletion expense(1)                            (34,000)       (38,000)        (77,000)           --               (149,000)
     Net adjustment to KKM's income (loss) (2)       236,000         53,000          88,000            --                377,000
                                                -----------------------------------------------------------------   ------------


Net loss available to common stockholders,
     as adjusted                                $ (2,279,000)  $ (1,234,000)   $(23,114,000)   $   (526,000)        $(27,153,000)
                                                =================================================================   ============



          (1) The Company increased its depreciation and depletion expense as previously presented due to KKM's restatement of proved oil reserves as of December 31, 1999, which increased the effective depletion rate attributable to the Company's acquisition costs of its equity interest in KKM. The Company originally recorded depreciation and depletion expense of $20,000, 22,000, and $39,000 for the quarters ended March
          31, 2000, June 30, 2000, and September 30, 2000,
          respectively. The as adjusted quarterly results reflect additional depletion expense of $34,000, $38,000, and $77,000 for the three respective periods.

          (2) The Company originally recorded other losses of ($1,625,000), ($421,000), and ($21,944,000) for the quarters ended March 31, June 30, and September 30, 2000, respectively, which have been adjusted by $236,000, $53,000, and $88,000 in net income adjustments to KKM's net income or loss for the respective periods. KKM adjustments result from KKM's restatement of its proved reserves as of December 31, 1999. Due to the application of EITF 99-10, the Company recognized 100% of the adjustment to KKM's net income or loss in its equity income or loss from investment.

                                      F-31



                             SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED


1999 Quarterly Information

                                                                    For the Three Months Ended
                                                 ---------------------------------------------------------------     Total as of
                                                    March 31,        June 30,      September 30,    December 31,     December 31,
                                                      1999             1999            1999             1999             1999
                                                 ---------------------------------------------------------------    -------------

Operating expenses                               $ (438,000)      $  (830,000)     $  (384,000)    $    (771,000)   $  (2,423,000)
Other income (expense)                             (151,000)         (220,000)        (167,000)       (2,202,000)      (2,740,000)
                                                 --------------------------------------------------------------------------------
Net loss                                           (589,000)       (1,050,000)        (551,000)       (2,973,000)      (5,163,000)
Cumulative annual dividend accrued on
     Series A Preferred Stock                       (63,000)          (63,000)         (63,000)          (61,000)        (250,000)

Discount accretion on
     Series A Preferred Stock                       (25,000)          (25,000)         (25,000)          (25,000)        (100,000)
                                                 --------------------------------------------------------------------------------

Net loss available to common stockholders        $ (677,000)      $(1,138,000)     $  (639,000)    $  (3,059,000)   $  (5,513,000)
                                                 ================================================================================

Basic and diluted earnings per share:
   Net loss per share                            $   (0.69)       $     (1.16)     $     (0.65)    $       (3.12)   $       (5.63)
   Weighted average number of shares
      outstanding (basic and diluted)              977,388            977,954          977,954           980,313          978,391


                                                          F-32

                      Ernst & Young
                      273 Furmanova St.
                      Almaty Kazakhstan 480099
                      Phone:    7(3272) 585 960
                                7(3272) 585 969
                      Fax       7(3272) 585 961



                         Report of Independent Auditors


The Board of Directors and Stockholders
Closed Type JSC Karakudukmunay

We have audited the accompanying balance sheets of Closed Type JSC Karakudukmunay ("the Company") as of December 31, 2000 and 1999, and the related statements of operations, cash flows and stockholders' deficit for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Closed Type JSC Karakudukmunay at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a working capital deficiency as of December 31, 2000. In addition, there are uncertainties relating to the Company's ability to meet its expenditure/cash flow requirements through 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and other factors in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


April 2, 2001
Almaty

                         Closed Type JSC Karakudukmunay
                              Balance Sheets as of
                                  December 31,
                             (Amounts in US Dollars)

                                                       2000            1999
                                                   ------------    ------------
ASSETS

Current assets:
     Cash                                          $     51,000    $     86,000
     Trade receivables                                  680,000            --
     Prepaid and other receivables (Note 4)           1,251,000          69,000
     Crude oil inventory                                155,000         498,000
     Current VAT receivable (Note 5)                  3,100,000            --
                                                   ------------    ------------
Total current assets                                  5,237,000         653,000

Long term VAT receivable (Note 5)                       985,000         671,000
Materials and supplies                                3,800,000       1,136,000
Property, plant and equipment, net (Note 6)           4,682,000       4,318,000

Oil and gas properties, full cost (Note 7)
     Properties subject to depletion                 22,779,000       5,291,000
     Properties not subject to depletion             20,527,000      13,584,000
                                                   ------------    ------------
                                                     43,306,000      18,875,000
                                                   ------------    ------------

TOTAL ASSETS                                       $ 58,010,000    $ 25,653,000
                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                   $  8,926,000    $  3,139,000
Accrued liabilities (Note 8)                            795,000         872,000
Current portion of long-term debt  (Note 10)               --           578,000
                                                   ------------    ------------
    Current liabilities                               9,721,000       4,589,000

Long-term debt  (Note 10)                            58,605,000      32,871,000
Other long-term liabilities (Note 9)                     86,000            --

Stockholders' deficit:

Charter capital (Note 12)                               200,000         200,000
Accumulated deficit                                 (10,602,000)    (12,007,000)
                                                   ------------    ------------
                                                    (10,402,000)    (11,807,000)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $ 58,010,000    $ 25,653,000
                                                   ============    ============


                 See accompanying notes which form an integral
                      part of these financial statements.



                            Closed Type JSC Karakudukmunay
               Statements of Operations for the years ended December 31,
                                (Amounts in US Dollars)


                                             2000           1999            1998
                                        --------------------------------------------
Revenues:
   Oil sales                            $ 13,755,000    $       --      $       --

Costs and expenses:
   Operating expenses                      3,676,000            --              --
   Depreciation and depletion              3,598,000         744,000         441,000
   Management service fee                    454,000         594,000         846,000
   General and administrative              2,316,000       1,849,000       1,433,000
   Write-down of crude oil inventory            --              --           192,000
                                        --------------------------------------------
Total cost and expenses                   10,044,000       3,187,000       2,912,000
                                        --------------------------------------------

Income (loss) from operations              3,711,000      (3,187,000)     (2,912,000)

Other (income) expense:
   Interest income                           (51,000)           --              --
   Interest expense                        2,245,000       1,101,000         509,000
   Currency exchange loss                     54,000         216,000          67,000
   Other                                      58,000            --              --
                                        --------------------------------------------

Net income (loss)                       $  1,405,000    $ (4,504,000)   $ (3,488,000)
                                        ============================================


                     See accompanying notes which form an integral
                          part of these financial statements.

                                         F-35


                                        Closed Type JSC Karakudukmunay
                           Statements of Cash Flows for the years ended December 31,
                                            (Amounts in US Dollars)


                                                                    2000            1999            1998
                                                                ------------    ------------    ------------

Cash flows from operating activities:
-------------------------------------
Net income (loss)                                               $  1,405,000    $ (4,504,000)   $ (3,488,000)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Write-down of crude oil inventory                                       --              --           192,000
Depreciation and depletion                                         3,598,000         744,000         441,000
Loss from sale and disposition of fixed assets                        58,000            --              --
Management service fees                                                 --           594,000         846,000
Accrued production bonus                                              86,000            --              --

Changes in working capital:
    (Increase)/decrease in prepaid and other receivables          (1,862,000)         56,000         147,000
    (Increase)/decrease in crude oil inventory                       272,000         201,000        (744,000)
    (Increase)/decrease  in materials and supplies inventory      (2,664,000)        358,000        (983,000)
    (Increase)/decrease  in VAT receivable                        (3,414,000)        192,000        (754,000)
    Increase in accounts payable and accrued liabilities           5,710,000         984,000         260,000
    Increase in accrued interest payable to partner                3,346,000       1,708,000       1,044,000
                                                                ------------    ------------    ------------
Net cash provided (used) by operating activities                   6,535,000         333,000      (3,039,000)

Cash flows from investing activities:
-------------------------------------
Purchase of property, plant and equipment                         (1,178,000)       (853,000)     (3,061,000)
Investments in oil and gas properties                            (27,205,000)     (6,031,000)     (5,554,000)
Proceeds from sale of fixed assets                                     3,000            --              --
Net proceeds from sales of non-commercial crude oil                     --         1,019,000            --
                                                                ------------    ------------    ------------
Net cash used in investing activities                            (28,380,000)     (5,865,000)     (8,615,000)

Cash flows from financing activities:
-------------------------------------
Increase in loans from banks                                            --              --           800,000
Principal payments on banks loans                                   (578,000)       (178,000)        (44,000)
Increase in loan payable to partner due to cash contributions
    and other contributions                                       22,388,000       5,743,000      10,537,000
                                                                ------------    ------------    ------------
Net cash provided by financing activities                         21,810,000       5,565,000      11,293,000

Net increase/(decrease)  in cash                                     (35,000)         33,000        (361,000)
Cash at beginning of year                                             86,000          53,000         414,000
                                                                ------------    ------------    ------------
Cash at end of year                                             $     51,000    $     86,000    $     53,000
                                                                ============    ============    ============

Supplemental cash flow disclosure:
----------------------------------
         Interest paid                                          $     33,000    $     89,000    $     31,000

Supplemental schedule of non-cash
    investing and financing activities:
---------------------------------------
         Increase in accrued management service fees            $       --      $  2,040,000    $  1,980,000


                                 See accompanying notes which form an integral
                                      part of these financial statements.

                                                     F-36

                         Closed Type JSC Karakudukmunay
                       Statement of Stockholders' Deficit
                             (Amounts in US Dollars)



                                      Authorized    Accumulated
                                   Charter Capital    Deficit          Total
                                    -------------------------------------------

As of  December 31,1997             $    200,000   $ (4,015,000)   $ (3,815,000)

Net loss for the year 1998                  --       (3,488,000)     (3,488,000)
                                    -------------------------------------------

As of  December 31,1998                  200,000     (7,503,000)     (7,303,000)

Net loss for the year 1999                  --       (4,504,000)     (4,504,000)
                                    -------------------------------------------

As of  December 31,1999                  200,000    (12,007,000)    (11,807,000)

Net income for the year 2000                --        1,405,000       1,405,000
                                    -------------------------------------------

As of  December 31, 2000            $    200,000   $(10,602,000)   $(10,402,000)
                                    ===========================================


                  See accompanying notes which form an integral
                       part of these financial statements.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


1. Organization and Background Information

Closed Type JSC Karakudukmunay. (the "Company"), a Kazakhstan Joint Stock Company of Closed Type, was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. The Company's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau Oblast region of the Republic of Kazakhstan. On August 30, 1995, the Company entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Oblast of the Republic of Kazakhstan (the "Agreement"). The Company's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

The Company's rights to the Karakuduk Field may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of the Company's registration. The Agreement can be extended to a date agreed between the Ministry of Energy and Mineral Resources and the Company as long as production of petroleum and/or gas is continued in the Karakuduk Field.

2. Basis of Presentation

The Company maintains its accounting records and prepares its financial statements in US dollars in accordance with the terms of the Agreement. Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

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

Cash and other monetary assets held and liabilities denominated in currencies other than US dollars are translated at exchange rates prevailing as of the balance sheet date (144.50 and 138.20 Kazakh Tenge per US dollar as of December 31, 2000 and 1999, respectively). Non-monetary assets and liabilities denominated in currencies other than US dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-US dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate the Company could realize or settle these assets and liabilities in US dollars.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


2. Basis of Presentation (continued)

In April 1999, the Government discontinued its support of the national currency, the Tenge, and allowed it to float freely against the US dollar. Immediately thereafter, the official exchange rate declined from 87.5 Tenge to the US dollar to 142 Tenge to the US dollar, but has remained relatively stable for the remainder of 1999 and during 2000. The devaluation decreased the US dollar realizable value of any Tenge denominated monetary assets held by the Company, and decreased the US dollar obligation of any Tenge denominated monetary liabilities held by the Company.

The Company had $1,667,000 of net monetary liabilities denominated in Tenge as of December 31, 2000 and $201,000 net monetary assets denominated in Tenge as of December 31, 1999.

Interest Capitalization
-----------------------

The Company capitalizes interest on significant construction projects. Assets qualifying for interest capitalization include significant investments in unproved properties and other major development projects that are not being depreciated, depleted, or amortized, provided that work is in progress at that time. The Company capitalized interest totaling $1,132,000, $697,000, and $565,000 for the years ended December 2000, 1999, and 1998, respectively.

Oil and Gas Properties  - Full Cost Method
------------------------------------------

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of proved oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimated proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized cost to be amortized.

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of the future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


2.       Basis of Presentation (continued)

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are valued at historical cost and are depreciated on a straight line basis over the estimated useful lives of the assets as follows:

               Description                            Period
               -----------                            ------
         Office buildings and apartments             20 years
         Office equipment                             3 years
         Vehicles                                     5 years
         Field buildings                             15 years
         Field equipment                          Up to 10 years

Inventory
---------

Crude oil inventory is valued using the first-in, first-out method, at the lower of cost or net realizable value. Crude oil inventory represents production costs associated with lifting and transporting crude oil from the Karakuduk Field to the KazTransOil pipeline ("KTO Pipeline"). Crude oil placed into the KTO Pipeline is held as inventory until formally nominated and delivered for sale. Crude oil inventory as of December 31, 2000 and 1999 represented approximately 19,000 and 107,000 barrels of crude oil, respectively.

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

Revenue Recognition
-------------------

Revenues and their related costs are recognized upon delivery of commercial quantities of oil production produced from proved reserves, in accordance with the accrual method of accounting. Losses, if any, are provided for in the period in which the loss is determined to occur.

Effective October 1, 2000, the Company adopted SAB No.101, Revenue Recognition in Financial Statements, as amended, issued by the Securities and Exchange Commission ("SEC") in December 1999. The Company's adoption of SAB 101 did not result in a change in method of accounting.

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

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


2. Basis of Presentation (continued)

New Accounting Standards
------------------------

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement, as amended by SFAS No. 137 and 138, is effective for years beginning after June 15, 2000. The Company has adopted SFAS 133 effective January 1, 2001. The Company has not identified any derivative financial instruments, which could be designated as fair value or cash flow hedges under SFAS 133 and does not expect to record any corresponding SFAS 133 adjustments for items reflected in these financial statements for the quarter ended March 31, 2001.

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

3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses in previous years and has a working capital deficiency as of December 31, 2000. In addition, there are uncertainties relating to the Company's ability to meet all expenditure and cash flow requirements through fiscal year 2001. These conditions raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company is seeking to alleviate these conditions through increased production and related sale of oil from the Karakuduk Field and elimination or reduction of local oil sales requirements imposed upon the Company by the Government. See Note 14 regarding the Company's local market requirements.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


4. Prepaid and Other Receivables

The breakdown of Prepaid and Other Receivables is as follows:


                                                     December 31,   December 31,
                         Description                    2000           1999
                         -----------                 ----------      ---------

           Advanced payment for oil and gas assets   $  189,000      $  14,000
           VAT receivable from drilling contractor      651,000           --
           Prepaid transportation costs                 291,000           --
           Other prepaid expenses                       120,000         55,000
                                                     -----------     ---------
           Total                                     $ 1,251,000     $  69,000
                                                     ===========     =========

Advanced payment for oil and gas assets represents prepaid drilling costs, which will be recovered through reduction of monthly charges from the Company's drilling contractor, KazakhOil Drilling Services Company ("KODS"), an affiliate of KazakhOil JSC. The VAT receivable from the drilling contractor represents import VAT paid by the Company on behalf of KODS, which will be offset against future drilling invoices charged to the Company. Prepaid transportation costs represent the prepayment of export tariffs necessary to sell oil on the export market, which will be expensed in the period the related oil revenue is recognized.

5. VAT Receivable

The VAT receivable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT receivable consists of VAT paid on local expenditures and imported goods. Generally, VAT paid is equal to 20% of the value of goods purchased in, or imported into, Kazakhstan, and 20% of services rendered within Kazakhstan. Under the Company's Agreement, VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company's fiscal obligations, including future income tax liabilities. Periodically, the Company reviews it outstanding VAT receivable for possible impairment.

From December 31, 1999 to December 31, 2000, the Company's VAT receivable increased from $671,000 to $4,085,000, due to the Company's significant increase in capital expenditure and operational activity. In March 2001, the Company received a VAT refund of approximately $3,100,000, which has been presented as a current receivable as of December 31, 2000.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


6. Property, Plant and Equipment

Upon full amortization of tangible assets, the right of ownership of the tangible assets shall be transferred to the Republic of Kazakhstan in accordance with the Agreement. The Company is entitled to the use of the fully amortized tangible assets during the whole term of the Agreement. A summary of property, plant and equipment is provided in the table below:


                                                  December 31,      December 31,
                    Description                       2000             1999
                    -----------                   -----------       -----------

         Office buildings and apartments          $   312,000       $   237,000
         Office equipment and furniture               552,000           480,000
         Vehicles                                   1,758,000         1,708,000
         Field buildings                            3,652,000         2,875,000
         Field equipment and furniture                479,000           394,000
                                                  -----------       -----------
              Total cost                            6,753,000         5,694,000

         Accumulated depreciation                  (2,071,000)       (1,376,000)
                                                  -----------       -----------

         Property, plant and equipment, net       $ 4,682,000       $ 4,318,000
                                                  ===========       ===========

Depreciation expense for property, plant, and equipment was $755,000, $744,000, and $441,000 for years ending December 31, 2000, 1999, and 1998, respectively.

7. Oil and Gas Properties

The Company has capitalized all direct costs associated with acquisition, exploration, and development of the Karakuduk Field. These costs include geological and geophysical expenditures, license acquisition costs, tangible and intangible drilling costs, production facilities, pipelines and related equipment, access roads, gathering systems, management fees related to the salary costs of individuals directly associated with exploration and development activities, and related interest costs associated with unproved properties. Overhead and general and administrative costs have been expensed as incurred.

The Company calculates depreciation, depletion, and amortization of oil and gas properties using the units-of-production method. The provision is computed by multiplying the unamortized costs of proved oil and gas properties by a production rate calculated by dividing the physical units of oil and gas produced during the relevant period by the total estimated proved reserves. The unamortized costs of proved oil and gas properties includes all capitalized costs net of accumulated amortization, estimated future costs to develop proved reserves, and estimated dismantlement and abandonment costs.

On November 1, 1999, the Company reclassified all of its oil and gas properties from "not subject to amortization" to "subject to amortization" as the Company determined the oil reserves underlying the Karakuduk Field were commercial and qualified for classification as proved. The key event in determining this classification was the completion of the Shell Capital loan, which affirmed the Company's commitment to develop the Karakuduk Field and adequately mitigated the risks of financing the project. All capitalized costs incurred were deemed subject to amortization as the proved reserves originally recorded as of December 31, 1999 contemplated inclusion of such costs to develop the reserves.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


7. Oil and Gas Properties (continued)

As further discussed in the unaudited footnote to these financial statements "Supplemental Information - Disclosures About Oil and Gas Producing Activities", the Company has restated its proved reserves previously reported as of December 31, 1999. The restatement is to reflect the SEC's definition of proved undeveloped reserves versus the definition as accepted by the Society of Petroleum Engineers. Specifically, the restated amounts represent proved undeveloped reserves from "drilling units offsetting productive units that are reasonably certain of production when drilled" or from "other undrilled units...where it can be demonstrated with certainty that there is a continuity of production from the existing productive formation." The reclassification of oil reserves resulted in the restatement of oil and gas properties that are "subject to amortization" to only include costs associated with wells to which proved reserves have been assigned. Field level costs are allocated to "costs subject to amortization" based upon total wells assigned to proved reserves over the total number of wells expected to be drilled in order to develop the Karakuduk Field.

The Company recognized total amortization expense of $2,773,000 and $146,000 for the years ended December 31, 2000 and 1999, respectively, representing an effective amortization rate of $3.70 per barrel through December 31, 2000. Amortization expense for 1999 was calculated using production from November 1, 1999 through December 31, 1999.

During 1999, the Company sold approximately 314,000 barrels of crude oil, realizing approximately $1,019,000, net of related production and transportation costs. These sales resulted from placing accumulations of initial crude oil production into the pipeline. The proceeds from these placements were not considered revenues, as volumes delivered were not commercially viable or attributable to proved reserves. The Company accounted for these proceeds as cost recovery by reducing the net carrying value of oil and gas properties subject to amortization by the amount of net proceeds received.

In accordance with SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, the Company accounted for the 1999 amortization as a component of crude oil inventory until the related crude oil was sold during 2000. As of December 31, 2000, $76,000 of amortization expense was capitalized to crude oil inventory.

The composition of Oil and Gas Properties is as follow:


                                                   December 31,    December 31,
             Description                               2000            1999
             -----------                           ------------    ------------

     Acquisition costs                             $    508,000    $    508,000
     Exploration and appraisal costs                 11,256,000      11,256,000
     Development cost                                31,833,000       5,761,000
     Capitalized interest                             2,628,000       1,496,000
                                                   ------------    ------------
         Total oil and gas properties at cost      $ 46,225,000    $ 19,021,000
                                                   ============    ============

     Total costs not subject to amortization       $ 20,527,000    $ 13,584,000
                                                   ============    ============

     Total costs subject to amortization             25,698,000       5,437,000
     Accumulated amortization                        (2,919,000)       (146,000)
                                                   ------------    ------------
         Net properties subject to amortization    $ 22,779,000    $  5,291,000
                                                   ============    ============


The full cost ceiling test results as of December 31, 2000 support the carrying amount of the assets disclosed above. Therefore, no impairment provision has been made.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


8. Accrued Liabilities


                                                December 31,       December 31,
              Description                           2000               1999
              -----------                       ------------       ------------

     Accrued management service fee             $    574,000       $    574,000
     Accrued taxes payable                           156,000            220,000
     Other accrued liabilities                        65,000             78,000
                                                ------------       ------------

         Total accrued liabilities              $    795,000       $    872,000
                                                ============       ============

9. Other Long-Term Liabilities - Production Bonuses

Production based bonuses will be payable to the Government of Kazakhstan amounting to $500,000 when cumulative production reaches ten million barrels and $1,200,000 when cumulative production reaches fifty million barrels. Under current Kazakhstan tax law, the production bonuses will be considered tax deductible expenditures in the calculation of profits taxes. The Company accrues the production bonuses in relation to cumulative oil production. The Company has accrued $86,000 as a bonus payable for its cumulative production through December 31, 2000.

10. Long-term Debt


                                                December 31,       December 31,
                        Description                 2000               1999
                        -----------             ------------       ------------

     Loans payable to banks                     $       --         $    578,000
     Loans payable to partner
          Cash funding                            42,477,000         20,672,000
          Management service fee                   6,315,000          6,315,000
          Other expenditures                       3,186,000          2,603,000
          Accrued interest payable                 6,627,000          3,281,000
                                                ------------       ------------
                                                  58,605,000         33,449,000
     Less current portion                               --             (578,000)
                                                ------------       ------------

          Total long-term debt                  $ 58,605,000       $ 32,871,000
                                                ============       ============

Loans Payable to Banks
----------------------

During 1998, the Company borrowed a total of $800,000 from the Chase Bank of Texas, N.A. (Chase), a U.S. financial institution, of which $578,000 was outstanding as of December 31, 1999. The Company fully repaid the loans on January 21, 2000.



                            Closed Type JSC Karakudukmunay
                    Notes to the Financial Statements - (Continued)
                    (Amounts in US dollars unless otherwise stated)


10. Long-term Debt (continued)

Loans Payable to Partner
------------------------

One of the Company's founders, Central Asian Petroleum (Guernsey) Limited
("CAP-G"), bears sole financial responsibility for providing all funding for the Company, which is not generated by the Company's operations or borrowed from third party sources. The various forms of funding from CAP-G are treated as long-term loans to the Company and bear interest at the rate of LIBOR plus 1%.
The Agreement requires installment payments on the loan to be calculated and paid on a quarterly basis in an amount equal to 65% of gross revenues after deduction of royalties payable to the Government of Kazakhstan. CAP-G, at its own discretion, may waive receipt of quarterly repayments to maintain working capital within the Company.

The management service fee element of loans payable to partners relates to management services provided by a subsidiary of Chaparral Resources, Inc
("Chaparral"). from 1996 through 1999. Chaparral is CAP-G's parent company. The accrued management fees were paid by CAP-G on the Company's behalf and made part of the loan.

11. Taxes

The Company is subject to corporate income tax at the prevailing statutory rate of 30%.

The following is a summary of the provision for income taxes:

                                                       Year ended December 31
                                                 2000            1999         1998
                                              ----------------------------------------
     Income taxes (benefit) computed
        at statutory rate                     $   422,000    $(1,351,000)  $(1,046,000)

     Non-deductible expenses                      487,000        847,000       347,000
     Utilization of net operating
       loss carry forwards                       (909,000)          --            --
     Change in asset valuation allowance             --          504,000       699,000
                                              ----------------------------------------
     Income taxes                             $      --      $      --     $      --
                                              ========================================


The components of the Company's deferred tax assets are as follows:

                                                Year ended December 31
                                                2000            1999
                                            ----------------------------
     Deferred tax assets:
       Oil and gas properties               $    253,000     $   734,000
       Net operating loss carryforwards          908,000       1,654,000
       Valuation allowance                    (1,161,000)     (2,388,000)
                                            ----------------------------
     Deferred tax assets                    $       --       $      --
                                            ============================


There were no net deferred tax assets or net income tax benefits recorded in the financial statements for deductible temporary differences or net operating loss carry forwards as the Company has recognized cumulative operating losses in recent years.

                                      F-46



                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


11. Taxes (continued)

The Agreement specifies the income taxes and other taxes applicable to the Company, which is subject to the tax laws of the Republic of Kazakhstan.

At December 31, 2000, the Company has tax loss carryforwards of approximately
$3,027,000 available to offset against future taxable income, in accordance with the terms of the Agreement and legislation existing as of the date the Agreement was signed. The tax loss carryforwards are Tenge denominated and are subject to a five-year carryforward period.

The Company has used the best estimates available to determine the Company's deferred tax assets before consideration of the valuation allowance. Refer to
Note 13 regarding the uncertainties of taxation in the Republic of Kazakhstan.

12. Charter Capital

The total Charter Fund contribution specified in the new Founders Agreement of the Company is $200,000. Each of the founders' portion of the Charter Fund and their respective participating interest in the Company is:


                                                       December 31,                  December 31,
                                                           2000                          1999
                                                  ----------------------------------------------------
                                                    Charter      Percent       Charter         Percent
                                                  Contribution               Contribution
                                                  ----------------------------------------------------
KazakhOil                                            80,000        40 %         80,000           40 %
Korporatsiya Mangistau Terra International           20,000        10 %         20,000           10 %
Central Asian Petroleum (Guernsey)
Limited - CAP-G                                     100,000        50 %        100,000           50 %
                                                   --------------------------------------------------

Total charter capital                              $200,000        100%       $200,000           100%
                                                   ========                   ========

KazakhOil JSC ("KazakhOil") is the national petroleum company of the Republic of Kazakhstan.

13. Contingencies

Shell Capital Loan
------------------

On November 1, 1999, Chaparral entered into a $24,000,000 loan agreement with Shell Capital Limited (the "Loan") to partially fund the development of the Karakuduk Field. CAP-G and the Company signed the Loan as "co-obligors," assuming certain obligations and commitments to Shell Capital and to Chaparral, as the borrower. The Company, however, continues to borrow funds from CAP-G in accordance with the terms of the Agreement.

As a condition of the Loan, the Company entered into a crude oil sales agreement with Shell Trading International Limited ("STASCO"), an affiliate of Shell
Capital, for the purchase of 100% of the Company's oil production from the Karakuduk Field on the export market. The Loan requires the Company to sell all of its net oil production to STASCO, unless otherwise agreed. The Company sold approximately 604,000 barrels of oil to STASCO as of December 31, 2000.
Furthermore, the Government of the Republic of Kazakhstan required the Company to sell approximately 161,000 barrels of oil to the local market. All local oil sales were approved by Shell Capital and STASCO.

                                      F-47

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


13. Contingencies (continued)

As a co-obligor of the Loan, the Company is subject to the following pledges, covenants, and other restrictions:

(i) A pledge of the Company's receivables, including proceeds from the sale of crude oil, to Shell Capital in the event of default of the Loan;

(ii) A pledge of the Company's right to insurance proceeds to Shell Capital in the event of default of the Loan;

(iii) A representation to reach project completion ("Project Completion") on or before September 30, 2001. Project Completion occurs when:

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

(iv) The Company may not pay dividends prior to Project Completion and must meet certain conditions to pay dividends thereafter.

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


14. Local Oil Sales Requirements

The ability of the Company to realize the carrying value of its assets is dependent on being able to transport hydrocarbons and finding appropriate markets for their sale. Domestic markets in the Republic of Kazakhstan currently do not permit world market prices to be obtained.

The Company's crude oil sales agreement with STASCO, discussed in Note 13, requires the Company to sell 100% of it's oil production to STASCO on the export market. The Company is not allowed to sell to other parties, on either the export or local markets, without the approval of STASCO and Shell Capital. While the Company is responsible for obtaining export quotas and finalizing access routes through the KazTransOil pipeline and onward through the Russian pipeline system, the Company has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field under the terms of the Agreement.

During 2000, however, the Government of Kazakhstan required the Company, along with other oil and gas producers within Kazakhstan, to sell a certain portion of their crude oil production to the local market to supply local energy needs. With the approval of Shell Capital and STASCO, the Company sold approximately 161,000 barrels of crude oil on the local market for approximately $1,487,000. Comparatively, the Company also sold 604,000 barrels of crude oil to STASCO on the export market for approximately $12,268,000.

The Company is presently petitioning the Government to enforce it's right under the Agreement to export 100% of hydrocarbons produced. It is uncertain, however, whether the Company will be successful in enforcing it's rights, in whole or in part, as the Government is expected to require additional local sales from oil and gas producers in the future.

15. Capital Commitments

As of December 31, 2000, the Company has outstanding drilling contracts with KODS for two development drilling rigs currently operating in the Karakuduk Field. The initial rig is contracted through December 31, 2001, at an operating rate of $12,100 per day, including crew. The second drilling rig is contracted through August 30, 2001, at an operating rate of $11,000 per day, including crew. Effective as of April 1, 2001, the Company released the second rig to KODS for use by KazakhOil, retaining a first right of refusal through December 31, 2001 in the event the rig is released by KazakhOil to another party.

The Company has no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk field.

16. Related Party Transactions

The Company entered into a marketing services agreement with KazakhOil on January 31, 2000, whereby KazakhOil will assist the Company in expediting export oil sales under the crude oil sales agreement with STASCO.

In January 2000, the Company canceled it's management service contract with Chaparral's subsidiary and entered into a similar contract directly with Chaparral. The contract is for $170,000 per month, plus reimbursable expenses, or $2,040,000 per year.

Other related party transactions are disclosed on the face of the balance sheet. Stockholders and their respective holdings in the Company are disclosed in Note 12, CAP-G related party transactions are referenced in Note 10, and the drilling contracts with KODS, an affiliate of KazakhOil are described in Note 15.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the SEC and Statement of Financial Accounting Standards ("SFAS") No. 69, Disclosures About Oil and Gas Producing Activities.

Due to the previous uncertainties surrounding the development of the Karakuduk Field no proved reserves were attributed to the Karakuduk Field as of December 31, 1998. KKM recorded proved oil reserves on November 1, 1999, in conjunction with the signing of the Shell Capital loan. The disclosures relating to 1999 have been restated to reflect the SEC's definition of proved undeveloped reserves versus the definition as accepted by the Society of Petroleum Engineers. Specifically, the restated amounts represent proved undeveloped reserves from "drilling units offsetting productive units that are reasonably certain of production when drilled" or from "other undrilled units...where it can be demonstrated with certainty that there is a continuity of production from the existing productive formation." As of December 31, 2000, the Company has 33,045,000 barrels of proved oil reserves, of which 10,414,000 are proved developed.

The following estimates of reserve quantities and related standardized measure of discounted net cash flows are estimates only, and are not intended to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and these changes may be significant.

The Company sold 765,000 barrels of crude oil in 2000, of which 161,000 barrels were sold on the local market. Prices received on local market sales were substantially lower than world market prices prevailing at that time. The Company has an existing crude oil sales agreement with STASCO to sell 100% of it's production on the export market for world market prices and a right to export 100% of it's production under the terms of it's Agreement with the government. However, the Company expects the government to continue to require the Company to sell up to 20% of it's future crude oil production to the local market. Therefore, year-end prices used for the standardized measure of discounted net cash flows for 1999 and 2000 reflect the assumption that 20% of the Company's production will be sold on the local market for a substantially lower net oil price per barrel.

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

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
                 (Amounts in US dollars unless otherwise stated)


            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED

Proved Oil and Gas Reserve Quantities
(All within the Republic of Kazakhstan)

                                                       Oil           Gas
                                                     Reserves      Reserves
                                                      (bbls.)       (Mcf.)
                                                     -----------------------
Proved developed and undeveloped reserves:

Balance December 31, 1998                                  --           --
Revision of previous estimates                             --           --
Extensions, discoveries and other additions          20,201,000         --
Production                                              (59,000)        --
Balance December 31, 1999(1)                         20,142,000         --
Revision of previous estimates                             --           --
Extensions, discoveries and other additions          13,633,000         --
Production                                             (730,000)        --
                                                     -----------------------
Balance December 31, 2000                            33,045,000         --
                                                     =======================

Proved Developed Reserves:

Balance December 31, 1998                                  --           --
                                                     =======================
Balance December 31, 1999(1)                          3,899,000         --
                                                     =======================
Balance December 31, 2000                            10,414,000         --
                                                     =======================

(1) Proved oil reserves as of December 31, 1999 have been restated from the original presentation, revising the original disclosure of 67,637,000 barrels of proved reserves downward by 47,495,000 barrels. The restatement is to reflect the SEC's definition of proved undeveloped reserves versus the definition as accepted by the Society of Petroleum Engineers. Specifically, the restated amounts represent proved undeveloped reserves from "drilling units offsetting productive units that are reasonably certain of production when drilled" or from "other undrilled units...where it can be demonstrated with certainty that there is a continuity of production from the existing productive formation." Additionally, proved developed reserves as of December 31, 1999 were revised upward by 2,666,000 barrels from the original presentation of 1,233,000 as a result of additional analysis of underlying reserves as of the balance sheet date.



                           Closed Type JSC Karakudukmunay
                   Notes to the Financial Statements - (Continued)
                   (Amounts in US dollars unless otherwise stated)


            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED


Capitalized Costs Relating to Oil and Gas Producing Activities
(All within the Republic of Kazakhstan)

                                                   Year Ended December 31,
                                             2000           1999(2)          1998
                                         --------------------------------------------
Unproved oil and gas properties          $ 29,892,000    $ 20,256,000    $ 18,899,000
Proved oil and gas properties              26,886,000       5,596,000            --
                                         --------------------------------------------

Accumulated depreciation and depletion     (4,990,000)     (1,522,000)       (632,000)
                                         --------------------------------------------

Net capitalized cost                     $ 51,788,000    $ 24,330,000    $ 18,267,000
                                         ============================================

(2) Oil and gas properties as of December 31, 1999 have been restated from the original presentation, reclassing the original $25,852,000 of proved oil and gas properties between proved and unproved based upon the total number of wells drilled as of each balance sheet date over the total wells expected to be drilled for the total development of the Karakuduk Field.


Cost Incurred in Oil and Gas Property Acquisition, Exploration, and Development
Activities (All within the Republic of Kazakhstan)

                                                 Year Ended December 31,
                                            2000           1999         1998
                                         ---------------------------------------

Acquisition costs                        $      --     $      --     $      --
Exploration and appraisal costs                 --            --       6,689,000
Development costs                         26,396,000     7,477,000          --
                                         ---------------------------------------
                                         $26,396,000   $ 7,477,000   $ 6,689,000
                                         =======================================

Results of operations for producing activities
        (All within the Republic of Kazakhstan)

                                                      Year Ended December 31,
                                                  2000          1999       1998
                                               ---------------------------------

Oil revenue                                    $ 13,755,000    $  --     $  --
Production (lifting) costs                       (3,676,000)      --        --
Depreciation, depletion, and amortization        (3,598,000)      --        --
                                               ---------------------------------

                                                  6,481,000       --        --
Provision for income taxes                             --         --        --
                                               =================================
                                               $  6,481,000    $  --     $  --
                                               =================================

                                        F-52



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

                                                         Year Ended December 31,
                                              --------------------------------------------
                                                  2000             1999(3)         1998
                                              --------------------------------------------
Future cash inflows                           $ 430,082,000    $ 343,617,000   $      --
Future development costs                        (92,685,000)     (66,611,000)         --
Future production costs                         (46,477,000)     (32,547,000)         --
Future income tax expenses                      (71,000,000)     (63,566,000)         --
                                              --------------------------------------------
Future net cash flows                           219,920,000      180,893,000          --
10% annual discount for
    estimated timing of cash flows              (79,358,000)     (58,270,000)         --
                                              --------------------------------------------
Standardized measure of discounted net
    cash flows                                $ 140,562,000    $ 122,623,000   $      --
                                              ============================================


Principal sources of change in the standardized measure of discounted future net cash flows

                                                            Year Ended December 31,
                                              --------------------------------------------
                                                   2000              1999(3)         1998
                                              --------------------------------------------

Beginning balance                             $ 122,623,000    $        --            --
Extensions and discoveries                       90,438,000      164,657,000          --
Net changes in prices,  production cost
 and future development cost                    (60,303,000)            --            --
Net changes due to revisions of previous
 quantity estimates                                    --               --            --
Development cost incurred                       (26,396,000)            --            --
Accretion of discount                            16,496,000             --            --
Net change in income taxes                       (2,296,000)     (42,034,000)         --
                                              --------------------------------------------
Ending balance                                $ 140,562,000    $ 122,623,000   $      --
                                              ============================================


(3) The standardized measure of discounted future net cash flows as of December
31, 1999 has been restated from the original presentation, revising the original disclosure of $355,360,000 downward by $232,737,000 to reflect the restatement of the Company's proved oil reserves as of December 31, 1999 as discussed above.

                                      F-53



                                             Closed Type JSC Karakudukmunay
                                     Notes to the Financial Statements - (Continued)
                                     (Amounts in US dollars unless otherwise stated)


                        SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

2000 Quarterly Information


                                                           For the Three Months Ended
                                        ----------------------------------------------------------------     Total as of
                                            March 31,       June 30,      September 30,    December 31,      December 31,
                                             2000            2000            2000              2000              2000
                                        ---------------------------------------------------------------------------------
Revenue(1)                              $       --       $  3,483,000     $  3,627,000     $  6,645,000      $ 13,755,000
Operating expenses                              --           (794,000)      (1,521,000)      (1,361,000)       (3,676,000)
Depreciation and depletion                  (180,000)        (828,000)        (884,000)      (1,706,000)       (3,598,000)
                                        ---------------------------------------------------------------------------------
Operating income (loss)                     (180,000)       1,861,000        1,222,000        3,578,000         6,481,000
                                        =================================================================================

Net income (loss) as adjusted           $ (1,209,000)    $    625,000     $   (148,000)    $  2,137,000      $  1,405,000
                                        =================================================================================

Reconciliation of quarterly data:

Net income (loss) as originally filed   $ (1,445,000)    $    572,000     $   (236,000)    $  2,137,000      $  1,028,000

   Adjustments to quarterly data
          Interest capitalization(2)         236,000          283,000          287,000             --             806,000
          Depletion expense(3)                  --           (230,000)        (199,000)            --            (429,000)
                                        ---------------------------------------------------------------------------------

Net income (loss) as adjusted           $ (1,209,000)    $    625,000     $   (148,000)     $ 2,137,000      $  1,405,000
                                        =================================================================================


(1) Revenue is presented net of transportation and marketing cost. In addition, revenue for the quarter ended June 30, 2000 is shown net of $153,000 royalty originally shown as a separate item. Revenues for all other quarters were shown net of royalty in the original filings.

(2) The Company recognized interest capitalization during 2000 due to the reclassification of oil reserves as of December 31, 1999, as discussed in "Supplemental Information - Disclosures About Oil and Gas Producing Activities."
The restatement of reserves resulted in the transfer of oil and gas property costs previously classified as "subject to amortization" to property costs "not subject to amortization," which became subject to additional interest capitalization. Consequently, the Company recorded interest capitalization of $236,000, $283,000, and $287,000 for the quarters ended March 31, June 30, and
September 30, 2000, respectively. There was no interest capitalized in these periods as originally presented.

(3) The Company's restatement of proved oil reserves as of December 31, 1999, resulted in an increase in depreciation and depletion expense as previously presented. The Company originally recorded depreciation and depletion expense of $598,000 and $685,000 for the quarters ended June 30, 2000, and September 30,
2000, respectively. The as adjusted quarterly results reflect additional depletion expense of $230,000 and $199,000 for the two respective periods.

                                      F-54



                                        Closed Type JSC Karakudukmunay
                                Notes to the Financial Statements - (Continued)
                                (Amounts in US dollars unless otherwise stated)


                     SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED




1999 Quarterly Information


                                                          For the Three Months Ended
                                     ---------------------------------------------------------  Total as of
                                       March 31,     June 30,      September 30,  December 31,  December 31,
                                         1999          1999           1999           1999          1999
                                     -----------------------------------------------------------------------

Revenue                              $      --      $      --      $      --      $      --      $      --
Transportation and marketing costs          --             --             --             --             --
Operating expenses                          --             --             --             --             --
Depreciation and depletion              (125,000)      (125,000)      (150,000)      (344,000)      (744,000)
                                     -----------------------------------------------------------------------
Income (loss) from operations           (125,000)      (125,000)      (150,000)      (344,000)      (744,000)
                                     =======================================================================

Net loss                             $(1,074,000)   $(1,114,000)   $  (951,000)    (1,365,000)    (4,504,000)
                                     =======================================================================


                                                     F-55