Form 10-Q
period 2001-03-31
CHAPARRAL RESOURCES INC
filed 2001-05-15
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

     YES  |X|          NO  |_|

     As of May 15, 2001 the Registrant had 14,283,801 shares of its common stock, par value $0.0001 per share, issued and outstanding.

                    Part I - Summarized Financial Information

                          Item 1 - Financial Statements

                            Chaparral Resources, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)


                                                        March 31,   December 31,
                                                          2001          2000
                                                      (Unaudited)    (Audited)
                                                        --------     --------
Assets
Current assets:
   Cash and cash equivalents                            $     32     $    604
   Accounts receivable                                        --           30
   Receivable from affiliate                                  29          265
   Prepaid expenses                                          168          202
                                                        --------     --------
Total current assets                                         229        1,101

Investment in KKM and other oil and gas
   property costs - full cost method
   Republic of Kazakhstan:                                67,670       64,902

Furniture, fixtures and equipment                            109           91
Less accumulated depreciation                                (47)         (41)
                                                        --------     --------
                                                              62           50
                                                        --------     --------
Other Assets
   Hedge agreement                                           512        3,518
   Other                                                     546          585
                                                        --------     --------
Total other assets                                         1,058        4,103
                                                        --------     --------

Total assets                                            $ 69,019     $ 70,156
                                                        ========     ========

See accompanying notes.



                            Chaparral Resources, Inc.
                     Consolidated Balance Sheets (continued)
                                 (In Thousands)


                                                                  March 31,    December 31,
                                                                    2001          2000
                                                                 (Unaudited)    (Audited)
                                                                  --------      --------
Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable                                               $    332       $    243
   Accrued liabilities:
    Accrued compensation                                               371            346
    Accrued interest and other                                         114            213
    Shell Capital loan, current portion                              2,125            900
                                                                  --------       --------
Total current liabilities                                            2,942          1,702

Shell Capital loan, net of discount                                 22,819         20,978
Redeemable preferred stock- cumulative, convertible,
     Series A 75,000 designated, 50,000 issued and outstanding, at stated value, $5.00 cumulative annual
     dividend, $5,813,000 redemption value                           5,638          5,550
Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of $0.0001 par value; issued and outstanding,
     14,283,801 and 14,283,634 shares as of
     March 31, 2001 and December 31, 2000, respectively                  1              1
   Capital in excess of par value                                   94,061         94,061
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
     undesignated. Issued and outstanding - none                        --             --
   Accumulated deficit                                             (56,442)       (52,136)
                                                                  --------       --------
Total stockholders' equity                                          37,620         41,926
                                                                  --------       --------
Total liabilities and stockholders' equity                        $ 69,019       $ 70,156
                                                                  ========       ========

See accompanying notes.

                                            3

                            Chaparral Resources, Inc.
                Consolidated Statements of Operations (Unaudited)
                        (In Thousands, Except Share Data)

                                                    For the Three Months Ended
                                                     March 31,       March 31,
                                                       2001            2000
                                                   ------------    ------------

Revenue                                            $         --    $         --

Costs and expenses:
   Depreciation and depletion                               163              54
   General and administrative                               971             748
                                                   ------------    ------------
                                                          1,134             802
                                                   ------------    ------------
Loss from operations                                     (1,134)           (802)
Other income (expense):
   Interest income                                          427               5
   Interest expense                                      (1,764)           (889)
   Equity in income  (loss) from investment               1,259            (580)
   Hedge losses                                            (487)             --
   Other                                                     --              75
                                                   ------------    ------------
                                                           (565)         (1,389)
                                                   ------------    ------------
Loss before cumulative effect of change in
     accounting principle                                (1,699)         (2,191)
Cumulative effect of change in accounting
     principle                                           (2,519)             --
                                                   ------------    ------------
Net loss                                           $     (4,218)   $     (2,191)
                                                   ============    ============

Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock                      (63)            (63)
Discount accretion
   Series A Redeemable Preferred Stock                      (25)            (25)
                                                   ------------    ------------
Net loss available to common stockholders          $     (4,306)   $     (2,279)
                                                   ============    ============

Basic and diluted earnings per share:
Loss per share before cumulative
     effect of change in accounting principle      $      (0.12)   $      (2.32)
Cumulative effect of change in
     accounting principle                          $      (0.18)   $         --

Net loss per share                                 $      (0.30)   $      (2.32)
Weighted average number of shares
     outstanding (basic and diluted)                 14,283,746         980,427


See accompanying notes.





                            Chaparral Resources, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                           For the Three Months Ended
                                                             March 31,      March 31,
                                                               2001           2000
                                                             -------        -------
Cash flows from operating activities
Net loss                                                     $(4,218)       $(2,191)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
     Equity (income) loss from investment                     (1,259)           580
     Depreciation, depletion, and amortization                   202             54
     Gain on the sale of oil and gas properties                   --            (75)
     Cumulative effect of change in
         accounting principal                                  2,519             --
     Hedge losses                                                487             --
     Stock options issued for services and bonuses                --              6
     Amortization of debt issuance cost                          206            136
     Amortization of note discount                                --             63
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                     266           (791)
         Prepaid expenses                                         34            (10)
         Accrued interest income on advances to KKM             (427)            --
         Interest payments on advances to KKM                    825             --
         Hedge agreement                                          --         (4,000)
         Other                                                    --           (729)
       Increase (decrease) in:
         Accounts payable and accrued liabilities                 15           (353)
         Interest expense reclassified as principal
           on the Shell Capital loan                           1,261            264
                                                             -------        -------
Net cash used in operating activities                            (89)        (7,046)
                                                             -------        -------

Cash flows from investing activities
Additions to furniture, fixtures and equipment               $   (18)       $    --
Investment in and advances to KKM and other oil and
   gas property costs                                         (2,065)        (8,077)
Proceeds from sale of interest in oil and gas
   properties - domestic                                          --             75
                                                             -------        -------

Net cash used in investing activities                         (2,083)        (8,002)
                                                             -------        -------

                                          5

                            Chaparral Resources, Inc.
          Consolidated Statements of Cash Flows (Continued) (Unaudited)
                                 (In Thousands)


                                                              For the Three
                                                               Months Ended
                                                           March 31,   March 31,
                                                             2001        2000
                                                           --------    --------
Cash flows from financing activities
Net proceeds from notes payable                            $     --    $  6,750
Net proceeds from Shell Capital loan                          1,600      10,350
Debt issuance cost                                               --      (2,415)
Restricted cash                                                  --         578
                                                           --------    --------
Net cash provided by financing activities                     1,600      15,263
                                                           --------    --------

Net (decrease) increase in cash and
   cash equivalents                                            (572)        215
Cash and cash equivalents at beginning
   of period                                                    604          23
                                                           --------    --------
Cash and cash equivalents at end of period                 $     32    $    238
                                                           ========    ========
Supplemental cash flow disclosure
       Interest paid                                       $    323    $     79

Supplemental schedule of non-cash
   investing and financing activities
       Discount recognized on loan for
        issuance of stock warrant to Shell Capital               --       1,175


See accompanying notes.

                            Chaparral Resources, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Reference should be made to the notes to the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

2.   New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement, as amended by SFAS No. 137 and 138, is effective for years beginning after June 15, 2000. On January 1, 2001, the Company adopted SFAS No. 133.

As a result of adoption of SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in income or in stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. The Company's put contracts entered into as part of its loan agreement (the "Loan") with Shell Capital Limited ("Shell Capital"), do not qualify for hedge accounting under SFAS 133. Therefore, effective January 1, 2001, the Company adjusted the carrying value of the contracts to their fair value of $999,000, recognizing a loss from the cumulative effect of adoption of $2.52 million.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

3.   Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses in previous years and has a working capital deficiency as of March 31, 2001. In addition, there are uncertainties relating to the Company's ability to meet all expenditure and cash flow requirements through fiscal year 2001, which could result in a default of the Company's Loan and the loss of the Company's investment in the Karakuduk Field. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company is seeking to alleviate these conditions by increasing cash flows available from the sale of crude oil production from the Karakuduk Field. The Company expects to finance the development of the Karakuduk Field primarily through the production and sale of crude oil, which is currently limited to approximately 7,000 barrels of oil per day, net of royalty, by short-term facility constraints. Additionally, the government of Kazakhstan has required KKM to sell a portion of its crude oil production on the local market, which generates substantially less revenue than oil sold on the export market. KKM is attempting to resolve both of these issues by removing field facility constraints as quickly as possible and petitioning the government to reduce or eliminate local oil sales requirements imposed upon KKM. Management expects to incrementally increase net daily production to approximately 8,000 barrels of oil per day by July 2001 and up to 10,800 barrels of oil per day by September 2001 as various field facility limitations are addressed. The Company is also trying to obtain additional debt financing to cover any deficiencies which may occur in the near term, including extending the Shell Capital facility or implementing a revolving line of credit to meet working capital needs.

No assurances can be provided, however, that the Company will be able to increase its operational cash flow to meet working capital requirements or that additional financing will be available. Additionally, the Company requires Shell Capital's approval before it can raise additional capital, which may hinder the Company's attempts to raise the necessary working capital to continue operations. If the Company is unsuccessful in raising additional capital or generating sufficient cash flows from operations, the Company's loan to Shell Capital may be called into default and/or the Company's investment in the Karakuduk Field may be lost.

4.   Restatement of Quarter Ended March 31, 2000

The Company's net loss available to common stockholders for the quarter ended March 31, 2000 has been restated from $2.48 million to $2.28 million, or by $0.21 per share of common stock. The adjustment is due to KKM's restatement of proved oil reserves as of December 31, 1999 to reflect the SEC's definition of proved undeveloped reserves versus the definition as accepted by the Society of Petroleum Engineers. Specifically, the restated amounts represent proved undeveloped reserves from "drilling units offsetting productive units that are reasonably certain of production when drilled" or from "other undrilled units...where it can be demonstrated with certainty that there is a continuity of production from the existing productive formation." As a result of the restatement, the Company's equity loss from investment was adjusted downward by $236,000 to reflect adjustments to KKM's net loss for the respective quarter. The Company also recognized an additional $34,000 in depreciation and depletion expense due to the resulting increase in the effective depletion rate attributable to the Company's acquisition costs of its equity interest in KKM. Equity loss from investment also reflects the elimination of $315,000 in interest income from KKM to eliminate 100% of intercompany transactions due to the application of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses. The reclassification of interest income did not impact the net loss for the period.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)



5.   Hedge Agreement

As a condition of the Loan, the Company paid $4.0 million for put contracts to sell 1,562,250 barrels of North Sea Brent crude (the "Hedge Agreement") to hedge price risk of future sales of oil production from the Karakuduk Field. The exercise prices of the various put contracts in the Hedge Agreement range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). Beginning in October 2000, the Company amortized the Hedge Agreement ratably over the period the underlying contracts expired, recognizing $482,000 in hedging losses as of December 31, 2000.

As discussed in Note 2, the Company adopted SFAS 133 effective January 1, 2001, which requires derivative financial instruments be recorded at their fair value. Accordingly, the Company recognized a $2.52 million loss from the cumulative effect of change in accounting principle upon adoption. In addition, the Company recognized an additional $487,000 in hedge losses due to the application of SFAS 133 for the three months ended March 31, 2001.

6.   Other Assets

In March 2000, the Company paid $750,000 to Shell Capital for a beneficial interest in Shell Capital's policy for transportation risk insurance, covering certain circumstances whereby KKM would be unable to export crude oil production outside of the Republic of Kazakhstan through the existing pipeline routes currently available. In the event coverage under Shell Capital's policy is triggered, proceeds from the policy would go to the benefit of the Company for use in making principal and interest payments required under the Loan. The Company is amortizing the transportation risk insurance over the life of the Loan. The Company has recognized cumulative amortization expense of $209,000 on the transportation risk policy, of which $39,000 was incurred in the quarter ended March 31, 2001.

7.   Shell Capital Loan

In November 1999, the Company entered into the Loan with Shell Capital, to provide up to $24.0 million of financing for the development of the Karakuduk Field. CAP-D, CAP-G, and KKM also signed the Loan as co-obligors. As of March 31, 2001, the outstanding Loan balance of $24.94 million is comprised of $23.1 million in cash borrowings under the Loan plus $4.74 million of subordinated interest capitalized as additional principal, net of $2.9 million in unamortized discount. Interest expense for the quarter ended March 31, 2001 totaled $1.76 million, including $1.56 million of interest on outstanding principal and $206,000 in discount amortization.

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

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)



7.   Shell Capital Loan (continued)

The Company does not expect to reach Project Completion as presently defined on or before September 30, 2001. Furthermore, the Company believes that certain technical requirements of Project Completion are not necessary or prudent to perform in the time frame specified under the Loan. Failure to meet Project Completion on or before September 30, 2001, however, is an event of default under the Loan. The Company plans to re-negotiate the definition of Project Completion prior to September 30, 2001, but there is no assurance the Company will be able to do so. If not, the Company may be in default under its Loan and, if the default is not waived by Shell Capital, the Company's investment in the Karakuduk Field may be lost.

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

The Loan subjects the Company to a significant number of restrictions, including various representations and warranties, positive and negative covenants, and events of default, which are more fully described in the Company's Form 10-K for the year ended December 31, 2000. In general, the Company has pledged substantially all of its assets to Shell Capital as collateral for the Loan and has committed to not engage in any other business activity besides the development of the Karakuduk Field without Shell Capital's approval.

As of May 15, 2001, the Company has fully drawn down the $24.0 million available under the loan.

8.   Common Stock

During February 2001, 3,334 warrants to purchase the Company's common stock expired. The warrants were originally granted during February 1997, including warrants to purchase 1,667 shares of the Company's common stock at an exercise price of $51 per share and warrants to purchase 1,667 shares of the Company's common stock at an exercise price of $75 per share.

9.   Investments


The results from operations of the Company's equity-based investment in KKM are summarized below:

                         Closed Type JSC Karakudukmunay
                  Statement of Expenses and Accumulated Deficit
            For the Three Month Periods Ended March 31, 2001 and 2000
                        (Amounts in Thousand US Dollars)
                                   (Unaudited)

                                                            For The Three
                                                             Months Ended
                                                        March 31,      March 31,
                                                          2001           2000(2)
                                                        --------       --------
Revenues:
   Oil Sales(1)                                         $  6,618       $     --

Costs and expenses:
   Operating expenses                                      1,264             --
   Depreciation and depletion                              1,931            180
   Management service fee                                    120            132
   General and administrative                              1,150            504
                                                        --------       --------
Total cost and expenses                                    4,465            816
                                                        --------       --------

Income (Loss) from operations                              2,153           (816)

Other income (expense):
    Interest Income                                     $      8       $     --
    Interest expense from affiliates                        (494)          (393)
                                                        --------       --------

Net income (loss)                                          1,667         (1,209)

Accumulated deficit, beginning of period                 (10,602)       (12,007)
                                                        --------       --------

Accumulated deficit, end of period                        (8,935)       (13,216)
                                                        ========       ========

(1)  Revenue is presented net of transportation and marketing cost.

(2) KKM's loss from operations for the quarter ended March 31, 2000 has been restated from $1.45 million to $1.21 million to reflect additional interest capitalization of $236,000 during the period.


During the quarter ended March 31, 2001, KKM sold approximately 463,000 barrels of crude oil for $6.62 million in revenue net of transportation costs. Export sales for the quarter were approximately 362,000 barrels of crude oil for $5.65 million. To fulfill government requirements, KKM also sold approximately 101,000 barrels on the local market for $969,000. The local sales were approved by Shell Capital.

The Company's equity income or loss from investment in KKM represents its share of KKM's net income or loss for the respective period after applying EITF 99-10, adjusted for the elimination of the Company's proportional share of inter-company interest charged by the Company to KKM during the period.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

10.  Subsequent Events


In May 2001, the Company's board of directors adopted the 2001 Stock Incentive Plan, which sets aside a total of 2.14 million shares of the Company's common stock for issuance to the Company's officers, directors, employees, and consultants. The 2001 Plan is subject to approval by the Company's stockholders.

On April 30, 2001, the Company received a Nasdaq Staff Determination stating its common stock is subject to delisting from The Nasdaq SmallCap Market for failing to comply with all marketplace guidelines required for continued listing. The Nasdaq ruling is based upon the Company's failure to comply with Nasdaq Marketplace Rules 4350(i)(1)(B) and 4350(i)(1)(D)(ii), which required the Company to obtain stockholder approval prior to the conversion of its 8% Non-Negotiable Subordinated Convertible Promissory Notes into 11,690,259 shares of the Company's common stock on September 21, 2000 and the issuance of 1,612,903 shares of common stock on October 30, 2000. Nasdaq also expressed public interest concerns under Marketplace Rules 4300 and 4330(a)(3) due to the magnitude of conversion effected by the Company without stockholder approval. Additionally, the Company did not have an annual stockholders meeting for the fiscal year ended December 31, 1999, as required by Marketplace Rules 4350(e) and 4350(g).

The Company has requested that its shares continue to be listed on The Nasdaq SmallCap Market. An oral hearing before the Nasdaq Listing Qualifications Panel has been scheduled for June 13, 2001. There can be no assurance, however, the outcome of the Nasdaq hearing will be favorable. If not, Nasdaq will delist the Company's common stock from The Nasdaq SmallCap Market, which would be an event of default under the Loan with Shell Capital. If the Company is determined to be in default of the Loan and the default is not waived by Shell Capital, the Company's investment in the Karakuduk Field may be lost. During the appeal to the Nasdaq Listing Qualifications Panel, the Company's common stock will continue to trade on the Nasdaq SmallCap Market. If the Company is delisted, trading of the Company's common stock may be conducted on the OTC Bulletin Board.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity and Capital Resources


General Liquidity Considerations.
---------------------------------

Going Concern
-------------

Our financial statements have been presented on the basis Chaparral is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. We have recognized recurring operating losses and have a working capital deficiency as of March 31, 2001. In addition, there are uncertainties relating to our ability to meet all expenditure and cash flow requirements through fiscal year 2001, which could result in a default of our loan with Shell Capital and the loss of our investment in the Karakuduk Field.

We are seeking to alleviate these conditions by increasing cash flows available from the sale of crude oil production from the Karakuduk Field. We expect to finance the development of the Karakuduk Field primarily through the production and sale of crude oil, which is currently limited to approximately 7,000 barrels of oil per day, net of royalty, by short-term facility constraints. Additionally, the government of Kazakhstan has required KKM to sell a portion of its crude oil production on the local market, which generates substantially less revenue than oil sold on the export market. KKM is attempting to resolve both of these issues by removing field facility constraints as quickly as possible and requesting that the government reduce or eliminate local oil sales requirements imposed upon KKM. Management expects to incrementally increase daily production, net of royalty, to approximately 8,000 barrels of oil per day by July 2001 and up to 10,800 barrels of oil per day by September 2001 as various field facility limitations are addressed. We are also trying to obtain additional debt financing to cover any deficiencies, which may occur in the near term.

No assurances can be provided that we will be able to increase our operational cash flow to meet working capital requirements or that additional debt financing will be available. Additionally, we are required to obtain Shell Capital's approval before issuing any additional equity or debt securities, which may hinder our attempts to raise the necessary working capital to continue operations. If we are unsuccessful in raising additional capital or generating sufficient cash flows from operations, our loan to Shell Capital may be called into default and/or our investment in the Karakuduk Field may be lost.

Liquidity and Capital Resources
-------------------------------

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling costs, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, plant & equipment (generators, pumps, communications, etc.) and other field facilities. As of May 15, 2001, we have invested approximately $53.2 million net in the development of the Karakuduk Field and have drilled or re-completed 24 productive wells, including 5 subsequent to December 31, 2000. During 2001,we plan to drill up to 14 wells, including the 5 already completed, re-complete 5 existing delineation wells, and expand field facilities to increase productive capacity in excess of 25,000 barrels of oil per day by mid-2002. Total capital expenditures for 2001 are estimated at approximately $26.5 million in comparison to total capital expenditures of $23.6 million incurred in 2000. Capital expenditures are estimated to be at least $80.0 to $100.0 million for the period from 2002-2005.

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During the first quarter 2001, KKM sold approximately 463,000 barrels of crude oil for $6.62 million, net of transportation costs. Total productive capacity is currently in excess of 12,300 barrels of oil per day, but daily production, net of royalty, is limited to approximately 7,000 barrels due to short-term field facility constraints. We expect to increase net daily production to approximately 8,000 barrels of oil per day by July 2001 and to 10,800 barrels of oil per day by September 2001, as various facility limitations are removed, including expansion of oil storage capacity, upgrading existing and installing additional gathering and processing facilities, and commissioning an oil sales pipeline connecting the Field to the export pipeline. Relatively high oil prices are also expected to continue in the short-term, which should positively impact KKM's net revenues from oil sales on the export market.

Our highest priority in the short-term is to alleviate facility constraints as quickly as possible to obtain a level of operational cash flow sufficient to fund our cash requirements. We anticipate up to $5.0 million in additional working capital will be necessary to achieve this objective. Therefore, we are presently in discussions with Shell Capital to either increase the existing debt facility or implement a revolving line of credit to meet any working capital deficiencies that may arise. If we are unable to obtain additional debt financing from Shell Capital, we will be required to look for additional debt or equity financing from other sources. We can provide no assurances that any sources of capital will be available or, if available, will be on terms favorable to Chaparral. Additionally, Shell Capital must approve any capital or debt financing transactions we may enter into. Otherwise, we may be in default of our Loan and our investment in the Karakuduk Field may be lost.

Our short and long-term liquidity is also impacted by local oil sales obligations, imposed by the government of Kazakhstan on oil and gas producers to supply local energy needs. Under the terms of its agreement with the government, KKM has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. KKM was required by the government, however, to sell approximately 22% of its crude oil on the domestic market during the first quarter 2001. The domestic market does not permit world market prices to be obtained, resulting in approximately $6.0 less cash flow per barrel on 2001 local oil sales. We are taking steps to reduce or eliminate our local market obligations, including petitioning the government to enforce our rights under KKM's agreement and seeking an exemption from all local market obligations during the early stages of development of the Karakuduk Field. While management believes we will be successful in minimizing KKM's local sales requirements, some level of future local market obligation is expected for all oil and gas producers in Kazakhstan, including KKM. If we are unsuccessful in reducing or eliminating our future local sales obligations, we may be required to initiate legal proceedings within Kazakhstan or make a claim under our political risk insurance policy for the breach of our agreement by the government of Kazakhstan. We can provide no assurances that legal proceedings within Kazakhstan would be successful, or that any potential insurance proceeds available under our political risk policy would fully offset losses incurred due to additional local sales requirements. The initiation of formal legal proceedings could lead to more material restrictions of our contractual rights, including our right to develop the Karakuduk Field or sell any of our crude oil production on the export market whatsoever.

Shell Capital loan.
-------------------

As of May 15, 2001, our most significant outstanding indebtedness is our loan with Shell Capital. We entered into the Loan on November 1, 1999, to provide up to $24.0 million of financing for the development of the Karakuduk Field, drawing down a total of $21.5 million of the facility as of December 31, 2000 and the remaining $2.5 million as of May 2001.

The Loan accrues interest at an annual rate of the London Interbank Offered Rate ("LIBOR") plus 17.75%, compounding quarterly prior to project completion. Prior to project completion, an interest amount, equal to annual rate of LIBOR plus
 .50%, is payable quarterly to Shell Capital. The annual interest rate is reduced to LIBOR plus 12.75% after project completion. The remaining unpaid interest is capitalized to the loan at the end of each quarter. After project completion, all quarterly interest on the outstanding loan is fully due and payable at the end of each calendar quarter.

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

We do not expect to reach project completion as presently defined on or before September 30, 2001. Furthermore, we believe that certain technical requirements of project completion are not necessary or prudent to perform in the time frame specified under the loan. Failure to meet project completion on or before September 30, 2001, however, is an event of default under the loan. We plan to re-negotiate the definition of project completion with Shell Capital prior to

September 30, 2001, but there are no assurances we will be able to do so. If not, we may be in default under the loan and if the default is not waived by Shell Capital, our investment in the Karakuduk Field may be lost.

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

In connection with finalizing the loan, we also issued a warrant to Shell Capital to purchase up to 12.5% of our outstanding common stock. The warrant is non-transferable and will be exercisable on September 30, 2001. The warrant contains registration rights and is subject to anti-dilution provisions. As of May 15, 2001, the warrant represents the right to purchase up to 1,785,455 shares of our common stock at an exercise price of $9.79 per share.

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

     o Change in Control. We cannot enter into any transaction where a "group" as defined in the Securities Exchange Act of 1934 acquires or otherwise gains control of 20% or more of our outstanding shares of voting stock. Some transactions are exempt from this restriction, including the conversion of our outstanding Series A Preferred Stock, the exercise of the Shell warrant, and a grant of non-statutory or statutory options to purchase up to 15% of our outstanding common stock to our officers, directors, employees, and consultants (subject to anti-dilution provisions). Furthermore, it is an event of default under the loan if Allen & Company and Whittier Ventures let their ownership in us fall below 20%, unless otherwise agreed with Shell Capital.

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

     o Leases. Without Shell Capital's approval, KKM cannot enter into any lease or license arrangement with annual payments in excess of $1.0 million and Chaparral will not enter into any lease or license arrangement with annual payments in excess of $200,000.

     o Dividends. KKM cannot pay dividends prior to project completion, and then only subject to Shell Capital's approval. We cannot pay any dividends without Shell Capital's consent.

     o OPIC Insurance. We must maintain political risk insurance with the Overseas Private Investment Company ("OPIC") throughout the duration of the loan.

     o Hedge Agreement. We will not cancel or terminate the hedging contracts entered into as part of the loan or enter into any other hedging transaction without Shell Capital's consent.

     o Market Listing. We must maintain the listing of our common stock on either The Nasdaq Stock Exchange, the American Stock Exchange, or the New York Stock Exchange.

The terms and conditions and related financing costs of the loan are significant. We estimate approximately $36.0 to $45.0 million of future cash flows will be necessary to fully repay the loan and all accrued interest and fees thereon, depending upon excess cash flows available from operations to repay the loan prior to scheduled repayments. Future cash flows from operations required for debt service will not be available for other purposes. Our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, or acquisitions is also restricted, as well as our ability to acquire or dispose of significant assets or investments. These restrictions may make us more vulnerable and less able to react to adverse economic conditions. The failure of Chaparral to meet the terms of the loan, including the deadline for project completion, could result in an event of default and the loss of our investment in the Karakuduk Field.

Capital Commitments and Other Contingencies
-------------------------------------------

On April 30, 2001, we received a Nasdaq Staff Determination stating our common stock is subject to delisting from The Nasdaq SmallCap Market for failing to comply with all marketplace guidelines required for continued listing. The Nasdaq ruling is based upon our failure to comply with Nasdaq Marketplace Rules 4350(i)(1)(B) and 4350(i)(1)(D)(ii), which required us to obtain stockholder approval prior to the conversion of our 8% Non-Negotiable Subordinated Convertible Promissory Notes into 11,690,259 shares of our common stock on September 21, 2000 and the issuance of 1,612,903 shares of common stock on October 30, 2000. Nasdaq also expressed public interest concerns under Marketplace Rules 4300 and 4330(a)(3) due to the magnitude of conversion effected by Chaparral without stockholder approval. Additionally, we did not have an annual stockholders meeting for the fiscal year ended December 31, 1999, as required by Marketplace Rules 4350(e) and 4350(g).

Chaparral has requested that its shares continue to be listed on The Nasdaq SmallCap Market. An oral hearing before the Nasdaq Listing Qualifications Panel has been scheduled for June 13, 2001. There can be no assurance, however, the outcome of the Nasdaq hearing will be favorable. If not, Nasdaq will delist our common stock from The Nasdaq SmallCap Market, which would be an event of default under our loan with Shell Capital. If we are determined to be in default of the loan and the default is not waived by Shell Capital, our investment in the Karakuduk Field may be lost. During the appeal to the Nasdaq Listing Qualifications Panel, our common stock will continue to trade on The Nasdaq SmallCap Market. If we are delisted, trading of our common stock may be conducted on the OTC Bulletin Board.

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

2.   Results from Operations

Results of Operations for the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000.

We account for our investment in KKM using the equity method.

Our operations for the three months ended March 31, 2001 resulted in a net loss of $4.22 million, compared to a net loss of $2.19 million as of March 31, 2000. The $2.03 million increase in our net loss primarily relates to the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001, which required us to recognize our hedging activities at fair value. As a result of the adoption of SFAS 133, we recognized a loss of $2.52 million as a cumulative effect of change in accounting principal in the quarter ended March 31, 2001. Additionally, interest and general and administrative costs increased due to our increased efforts to finance and develop the Karakuduk Field. As a result of these efforts, we recognized equity income from our investment in KKM due to KKM's significant increase in the production and sale of crude oil during the quarter. See Note 2 to the consolidated financial statements.

Interest expense increased from $889,000 for the three months ended March 31, 2000 to $1.76 million for the three months ended March 31, 2001, primarily due to interest charges on our loan with Shell Capital. See Note 7 to our consolidated financial statements.

Interest income increased $422,000 to $427,000 for the quarter ended March 31, 2001, compared to $5,000 for the quarter ended March 31, 2000. The increase was due to additional financing of KKM's operations in Kazakhstan and the impact of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, on the equity method income or losses recognized by Chaparral. We eliminate inter-company interest income from KKM based upon the proportion of equity income or losses recognized from KKM for the respective period. During the three months ended March 31, 2000, we recognized 100% of KKM's equity method losses and, therefore, eliminated 100% of our interest income from KKM. As of December 31, 2000, we have recaptured all non-proportional EITF 99-10 losses and recognize income from KKM based on our proportional 50% interest. Therefore, 50% of our interest income from KKM was eliminated against equity method income for the three months ended March 31, 2001.

General and administrative costs increased from $748,000 for the three months ended March 31, 2000 to $971,000 for the three months ended March 31, 2001. The $223,000 increase was due to approximately $160,000 in additional insurance expense from premiums on our OPIC political risk insurance policy and amortization of transportation risk insurance required by Shell Capital as part of the loan. The remaining increase in general and administrative costs was associated with maintaining the Shell Capital loan and heightened operational activity in the Karakuduk Field.

Depreciation and depletion expense increased by $109,000 to $163,000 for the three months ended March 31, 2001, due to the increase in oil production from the Karakuduk Field. Our depletion expense was $54,000 for the three months ended March 31, 2000.

Our equity income from investment was $1.26 million for the quarter ended March 31, 2001, compared to an equity loss of $580,000 for the quarter ended March 31, 2000. The net change of $1.84 million was the result of several factors. During the three months ended March 31, 2001, KKM sold approximately 463,000 barrels of crude oil, recognizing $6.62 million, or $14.29 per barrel, in revenue net of transportation costs. Operating costs associated with sales for the three months ended March 31, 2001 were $1.26 million, or $2.73 per barrel. KKM did not have any commercial oil sales during the three months ended March 31, 2000, therefore there are no comparable oil sales revenue or operating costs from the prior period. Our equity income or loss from investment also reflects the elimination of $427,000 and $629,000 of inter-company interest income on our loan to KKM for the quarters ended March 31, 2001 and 2000, respectively.

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

4.   Inflation

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the tenge. KKM retains the majority of cash and cash equivalents in U.S. dollars in an offshore bank account outside of Kazakhstan, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhtan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of March 31, 2001, the exchange rate was 145.45 tenge per U.S. dollar.


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Some of the statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "estimates," "believes," "predicts," "potential," "likely," or "continue," or by the negative of such terms or comparable terminology. Forward-looking statements are predictions based on current expectations that involve a number of risks and uncertainties. Actual events may differ materially. In evaluating forward-looking statements, you should consider various factors, including the risks discussed above and in our Form 10-K for the year ended December 31, 2000, which is incorporated by reference as part of this report. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and you are encouraged to exercise caution in considering such forward-looking statements. Unless otherwise required by law, we are not under any duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

We are subject to various market risks, including interest rate risk and commodity price risk.

Our loan is subject to a variable quarterly interest rate based upon LIBOR plus 17.75%. As of March 31, 2001, the outstanding loan balance subject to interest was approximately $27.84 million. During the three months ended March 31, 2001, the high, low, and average interest rates applicable against the loan were 24.27%, 23.35%, and 23.81%, respectively. The terms of the loan are more fully described under Note 7 of our consolidated financial statements. An increase of applicable interest rates will result in a corresponding increase in the interest costs associated with the loan. Furthermore, the majority of the loan interest is capitalized on a quarterly basis until we reach project completion, which exposes us to additional interest rate risk on the additional principal amount of the loan.

We must begin repaying the principal balance of the loan on December 31, 2001. The loan stipulates the minimum principal repayments required, but also requires all excess cash flows available from crude oil sales be utilized to repay the loan as quickly as possible. Earlier repayment of the loan results in significantly less interest expense charged on the loan. KKM's ability to generate excess cash flows is dependent upon many factors, including production rates, access to export markets to sell our crude oil production, and the available commodity price of crude oil. Lower crude oil prices could significantly reduce cash flows earned by KKM, which would otherwise be used to prepay the loan. We estimate approximately $36.0 million to $45.0 million of net cash flows from oil sales will be required to repay the loan depending upon excess cash flows available to repay principal earlier than scheduled.

To hedge the risk of a drop in commodity prices, we entered into the hedge agreement as part of the loan, paying $4.0 million for put contracts to sell a total of 1,562,250 barrels of North Sea Brent crude. The exercise prices of the various put contracts range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). During the quarter ended March 31, the high, low, and average price of the hedge agreement was $999,000, $512,000, and $756,000, respectively. As of March 31, 2001, the put contracts had a fair market value of $512,000. While we do not expect to recover any future economic value from the hedge contracts, we cannot sell the contracts under the terms of the loan.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Chaparral's stockholders during the quarter ended March 31, 2001.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         Number     Exhibit
         ------     ------
         10.1       Amended and Restated Warrant Agreement, dated April 18,
                    2001, between Chaparral Resources, Inc. and Shell Capital
                    Limited.

(b)      Reports on Form 8-K


We filed a Current Report on Form 8-K, dated May 4, 2001 to report receipt of a Nasdaq Staff Determination regarding the status of our listing on The Nasdaq SmallCap Market.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 15, 2001



                                            Chaparral Resources, Inc.




                                            By:  /s/  Michael B. Young
                                               -------------------------------
                                                      Michael B. Young,
                                                      Treasurer, Controller
                                                      and Principal Accounting
                                                      Officer