Form 10-Q
period 2001-06-30
CHAPARRAL RESOURCES INC
filed 2001-08-14
CIK 19252

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from          to          .
                              ----------  ----------

                        Commission File Number: 0 - 7261


                            CHAPARRAL RESOURCES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                               84-0630863
 ------------------------------                               -----------------
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

         YES  |X|          NO  | |

     As of August 14, 2001 the Registrant had 14,283,801 shares of its common stock, par value $0.0001 per share, issued and outstanding.



                     Part I - Summarized Financial Information

                           Item 1 - Financial Statements

                             Chaparral Resources, Inc.
                            Consolidated Balance Sheets
                                  (In Thousands)


                                                        June 30,      December 31,
                                                          2001            2000
                                                      (Unaudited)      (Audited)
                                                        --------       --------
Assets
Current assets:
   Cash and cash equivalents                            $    120       $    604
   Accounts receivable                                        --             30
   Receivable from affiliate                                  --            265
   Prepaid expenses                                          128            202
                                                        --------       --------
Total current assets                                         248          1,101

Investment in KKM and other oil and gas
     property costs - full cost method
     Republic of Kazakhstan:                              72,117         64,902

Furniture, fixtures and equipment                            109             91
Less accumulated depreciation                                (52)           (41)
                                                        --------       --------
                                                              57             50
                                                        --------       --------
Other Assets
   Hedge agreement                                           234          3,518
   Other                                                     525            585
                                                        --------       --------
Total other assets                                           759          4,103
                                                        --------       --------

Total assets                                            $ 73,181       $ 70,156
                                                        ========       ========

See accompanying notes.

                                 Chaparral Resources, Inc.
                          Consolidated Balance Sheets (continued)
                                      (In Thousands)


                                                                  June 30,   December 31,
                                                                    2001        2000
                                                                (Unaudited)   (Audited)
                                                                  --------    --------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                               $    292    $    243
   Accrued liabilities:
        Accrued compensation                                           336         346
        Accrued interest and other                                     278         213
        Shell Capital loan, current portion                          6,888         900
                                                                  --------    --------
Total current liabilities                                            7,794       1,702

Shell Capital loan, net of discount                                 23,572      20,978
Redeemable preferred stock- cumulative, convertible,
     Series A 75,000 designated, 50,000 issued and outstanding, at stated value, $5.00 cumulative annual
     dividend, $5,875,000 redemption value                           5,725       5,550
Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of $0.0001 par value; issued and outstanding,
     14,283,801 and 14,283,634 shares as of
     June 30, 2001 and December 31, 2000, respectively                   1           1
   Capital in excess of par value                                   94,061      94,061
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
     undesignated. Issued and outstanding - none                        --          --
   Accumulated deficit                                             (57,972)    (52,136)
                                                                  --------    --------
Total stockholders' equity                                          36,090      41,926
                                                                  --------    --------
Total liabilities and stockholders' equity                        $ 73,181    $ 70,156
                                                                  ========    ========

See accompanying notes.

                                           Chaparral Resources, Inc.
                               Consolidated Statements of Operations (Unaudited)
                                       (In Thousands, Except Share Data)


                                                 For the Three Months Ended       For the Six Months Ended
                                                   June 30,       June 30,        June 30,        June 30,
                                                    2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
Revenue                                         $         --    $         --    $         --    $         --

Costs and expenses:
   Depreciation and depletion                            180              60             343             114
   General and administrative                          1,188             718           2,159           1,466
                                                ------------    ------------    ------------    ------------
                                                       1,368             778           2,502           1,580
                                                ------------    ------------    ------------    ------------
Loss from operations                                  (1,368)           (778)         (2,502)         (1,580)
Other income (expense):
   Interest income                                       390               3             817               8
   Interest expense                                   (1,933)         (1,807)         (3,697)         (2,696)
   Equity in income from investment                    1,746           1,445           3,005             865
   Hedge losses                                         (278)             --            (765)             --
   Other                                                  --              (9)             --              66
                                                ------------    ------------    ------------    ------------
                                                         (75)           (368)           (640)         (1,757)
                                                ------------    ------------    ------------    ------------
Loss before cumulative effect of change in
     accounting principle                             (1,443)         (1,146)         (3,142)         (3,337)
Cumulative effect of change in accounting
     principle                                            --              --          (2,519)             --
                                                ------------    ------------    ------------    ------------
Net loss                                        $     (1,443)   $     (1,146)   $     (5,661)   $     (3,337)
                                                ============    ============    ============    ============

Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock                   (62)            (62)           (125)           (125)
Discount accretion
   Series A Redeemable Preferred Stock                   (25)            (25)            (50)            (50)
                                                ------------    ------------    ------------    ------------
Net loss available to common stockholders       $     (1,530)   $     (1,233)   $     (5,836)   $     (3,512)
                                                ============    ============    ============    ============

Basic and diluted earnings per share:
Loss per share before cumulative
     effect of change in accounting principle   $      (0.11)   $      (1.26)   $      (0.23)   $      (3.58)
Cumulative effect of change in
     accounting principle                       $         --    $         --    $      (0.18)   $         --

Net loss per share                              $      (0.11)   $      (1.26)   $      (0.41)   $      (3.58)
Weighted average number of shares
     outstanding (basic and diluted)              14,283,801         980,481      14,283,775         980,454

See accompanying notes.

                             Chaparral Resources, Inc.
                 Consolidated Statements of Cash Flows (Unaudited)
                                  (In Thousands)



                                                          For the Six Months Ended
                                                             June 30,    June 30,
                                                               2001        2000
                                                             --------    --------
Cash flows from operating activities
Net loss                                                     $ (5,661)   $ (3,337)
Adjustments to reconcile net loss to
   net cash used in operating activities:
       Equity income from investment                           (3,005)       (865)
       Depreciation, depletion, and amortization                  403         114
       Gain on the sale of oil and gas properties                  --         (75)
       Loss on disposition of furniture and fixtures               --           9
       Cumulative effect of change in
             accounting principal                               2,519          --
       Hedge losses                                               765          --
       Stock options issued for services and bonuses               --          11
       Amortization of debt issuance cost                         383         412
       Amortization of note discount                               --         127
       Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                      295        (822)
         Prepaid expenses                                          74          10
         Accrued interest income on advances to KKM              (815)         --
         Interest payments from KKM                             2,451          --
         Hedge agreement                                           --      (4,000)
         Other                                                     --        (678)
       Increase (decrease) in:
         Accounts payable and accrued liabilities                 104        (549)
         Interest expense  reclassified as principal
               on the Shell Capital loan                        2,700       1,201
                                                             --------    --------
Net cash provided (used) in operating activities                  213      (8,442)
                                                             --------    --------

Cash flows from investing activities
Additions to furniture, fixtures and equipment               $    (18)   $     (9)
Investment in and advances to KKM and other oil and
   gas property costs                                          (6,179)    (13,532)
Proceeds from sale of interest in oil and gas
   properties - domestic                                           --          75
                                                             --------    --------
Net cash used in investing activities                          (6,197)    (13,466)
                                                             --------    --------

                             Chaparral Resources, Inc.
           Consolidated Statements of Cash Flows (Continued) (Unaudited)
                                  (In Thousands)


                                                         For the Six Months Ended
                                                           June 30,    June 30,
                                                             2001        2000
                                                           --------    --------
Cash flows from financing activities
Net proceeds from Shell Capital loan                       $  5,500    $ 23,800
Debt issuance cost                                               --      (2,415)
Restricted cash                                                  --         578
                                                           --------    --------

Net cash provided by financing activities                     5,500      21,963
                                                           --------    --------

Net (decrease) increase in cash and
   cash equivalents                                            (484)         55
Cash and cash equivalents at beginning
   of period                                                    604          23
                                                           --------    --------
Cash and cash equivalents at end of period                 $    120    $     78
                                                           ========    ========


Supplemental cash flow disclosure
       Interest paid                                       $    575    $    326

Supplemental schedule of non-cash
   Investing and financing activities
       Discount recognized on loan for
          issuance of stock warrant to Shell Capital       $     --    $  1,175

See accompanying notes.

                            Chaparral Resources, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. General

Chaparral Resources, Inc. ("Chaparral") was incorporated in the state of Colorado on January 13, 1972, principally to engage in the exploration, development and production of oil and gas properties. Chaparral focuses substantially all of its efforts on the exploration and development of the Karakuduk Field, an oilfield located in the Central Asian Republic of Kazakhstan. In 1999, Chaparral reincorporated from Colorado to Delaware.

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

As a result of adoption of SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in income or in stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. The Company's put contracts entered into as part of its loan agreement (the "Loan") with Shell Capital Incorporated ("Shell Capital"), do not qualify for hedge accounting under SFAS 133. Therefore, effective January 1, 2001, the Company adjusted the carrying value of the contracts to their fair value of $999,000, recognizing a loss from the cumulative effect of adoption of approximately $2.52 million.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses in previous years and has a working capital deficiency as of June 30, 2001. In addition, there are uncertainties relating to the Company's ability to meet all expenditure and cash flow requirements through fiscal year 2001, which could result in a default of the Loan and the loss of the Company's investment in the Karakuduk Field. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company is seeking to alleviate these conditions by increasing cash flows available from the sale of crude oil production from the Karakuduk Field. The Company expects to finance the development of the Karakuduk Field primarily through the production and sale of crude oil, which is currently limited to approximately 7,000 barrels of oil per day, net of royalty, by short-term facility constraints. Additionally, the government of Kazakhstan has required KKM to sell a portion of its crude oil production on the local market, which generates substantially less revenue than oil sold on the export market. KKM is attempting to resolve both of these issues by removing field facility constraints as quickly as possible and petitioning the government to reduce local oil sales requirements imposed upon KKM. Management expects to incrementally increase net daily production to approximately 8,500 barrels of oil per day in the fourth quarter of 2001 as various field facility limitations are removed. The Company is also trying to obtain additional debt financing to cover any deficiencies which may occur in the near term, including borrowing additional short-term working capital under an $8.0 million uncommitted bridge facility executed with Shell Capital in May 2001 (the "Bridge Loan"). The Company borrowed $3.0 million under the Bridge Loan in May 2001. See Note 7.

No assurances can be provided, however, that the Company will be able to increase its operational cash flow to meet working capital requirements or that additional financing will be available. The remaining $5.0 million under the Bridge Loan is uncommitted and is not accessible by the Company to meet current working capital requirements. Additionally, the Company is attempting to restructure the Loan with Shell Capital to repay the Bridge Loan on or before September 30, 2001, address certain project completion requirements of the Loan, and provide any future working capital necessary to fully develop the Karakuduk Field (see Note 7). The Company requires Shell Capital's approval before it can raise additional capital or debt financing from other sources, which may hinder the Company's attempts to raise the necessary working capital to continue operations if the Company's negotiations with Shell Capital are unsuccessful. Shell Capital, however, has agreed to allow the Company to issue capital stock in order to repay the Bridge Loan, if necessary. If the Company is unsuccessful in raising additional capital or generating sufficient cash flows from operations, the Company's Loan may be called into default and the Company's investment in the Karakuduk Field may be lost.

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

4. Restatement of Quarter and Six Months Ended June 30, 2000

The Company's net loss available to common stockholders for the quarter ended June 30, 2000 has been restated from $1.25 million to $1.23 million, or by $0.01 per share of common stock. The adjustment is due to KKM's restatement of proved oil reserves as of December 31, 1999 to reflect the SEC's definition of proved undeveloped reserves versus the definition as accepted by the Society of Petroleum Engineers. Specifically, the restated amounts represent proved undeveloped reserves from "drilling units offsetting productive units that are reasonably certain of production when drilled" or from "other undrilled units...where it can be demonstrated with certainty that there is a continuity of production from the existing productive formation." As a result of the restatement, the Company's equity income from investment for the quarter ended June 30, 2000 was increased by $53,000 to reflect adjustments to KKM's net income for the period (see Note 9). The Company recognized an additional $38,000 in depreciation and depletion expense for the quarter ended June 30, 2000 due to the resulting increase in the effective depletion rate attributable to the Company's acquisition costs of its equity interest in KKM. Equity income from investment for the quarter ended June 30, 2000 also reflects the elimination of $410,000 in interest income from KKM to eliminate 100% of intercompany transactions due to the application of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses. The reclassification of interest income did not impact the Company's net loss for the period.

The Company's net loss available to common stockholders for the six months ended June 30, 2000 was restated from $3.73 million to $3.51 million, or by $0.22 per share of common stock, based on KKM's restatement of proved oil reserves as of December 31, 1999 discussed above. The Company's equity loss from investment for the six months ended June 30, 2000 was adjusted downward by $288,000, reflecting net equity income for the period (see Note 9). The Company recognized an additional $72,000 in depreciation and depletion expense due to the resulting increase in the effective depletion rate attributable to the Company's acquisition costs of its equity interest in KKM. Equity income from investment for the six months ended June 30, 2000, as adjusted, also reflects the elimination of $725,000 in interest income from KKM to eliminate 100% of intercompany transactions due to the application of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses. The reclassification of interest income did not impact the Company's net loss for the period.

5. Hedge Agreement

As a condition of the Loan, the Company paid $4 million for put contracts to sell 1,562,250 barrels of North Sea Brent crude (the "Hedge Agreement") to hedge price risk of future sales of oil production from the Karakuduk Field. The exercise prices of the various put contracts in the Hedge Agreement range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). Beginning in October 2000, the Company amortized the Hedge Agreement ratably over the period the underlying contracts expired, recognizing $482,000 in hedge losses as of December 31, 2000.

As discussed in Note 2, the Company adopted SFAS 133 effective January 1, 2001, which requires derivative financial instruments be recorded at their fair value. Accordingly, the Company recognized a $2.52 million loss from the cumulative effect of change in accounting principle upon adoption. In addition, the Company recognized an additional $765,000 in hedge losses due to the application of SFAS 133 for the six months ended June 30, 2001.

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

6. Other Assets

In March 2000, the Company paid $750,000 to Shell Capital for a beneficial interest in Shell Capital's policy for transportation risk insurance, covering certain circumstances whereby KKM would be unable to export crude oil production outside of the Republic of Kazakhstan through the existing pipeline routes currently available. In the event coverage under Shell Capital's policy is triggered, proceeds from the policy would go to the benefit of the Company for use in making principal and interest payments required under the Loan. The Company is amortizing the transportation risk insurance over the life of the Loan. The Company has recognized cumulative amortization expense of $230,000 on the transportation risk policy, of which $60,000 was incurred during the six months ended June 30, 2001.

7. Shell Capital Loan

In November 1999, the Company entered into the Loan with Shell Capital, to provide up to $24 million of financing for the development of the Karakuduk Field. CAP-D, CAP-G, and KKM also signed the Loan as co-obligors. As of June 30, 2001, the Company had drawn down the entire $24 million principal balance available under the Loan.

The Loan accrues interest at an annual rate of the London Interbank Offered Rate ("LIBOR") plus 17.75%, compounding quarterly prior to project completion ("Project Completion"). Prior to Project Completion, an interest amount, equal to annual rate of LIBOR plus .50%, is payable quarterly to Shell Capital. The annual interest rate is reduced to LIBOR plus 12.75% after Project Completion. The remaining unpaid interest is added to the Loan balance at the end of each quarter. After Project Completion, all quarterly interest on the outstanding Loan is fully due and payable by the Company at the end of each calendar quarter.

Project completion occurs when various conditions are met by the Company and KKM, including, but not limited to: (i) receipt by Shell Capital of an independent engineer's reserve report evidencing proved developed reserves of at least 30 million barrels in the Karakuduk Field, (ii) sustaining average gross production of 13,000 barrels of oil per day from the Karakuduk Field for a period of 45 consecutive days, (iii) sustaining water injection at an average rate of 15,000 barrels per day over 45 consecutive days, (iv) injection of lift gas into one well over a 24 hour period, and (v) various other financial and technical milestones.

The Company will not reach Project Completion as presently defined on or before September 30, 2001. Furthermore, the Company believes that certain technical requirements of Project Completion are not necessary or prudent to perform in the time frame specified under the Loan. Failure to meet Project Completion on or before September 30, 2001, however, is an event of default under the Loan, unless otherwise waived by Shell Capital.

The Company plans to re-negotiate the definition of Project Completion prior to September 30, 2001, but there is no assurance the Company will be able to do so. If not, the Company may be in default under its Loan and, if the default is not waived by Shell Capital, the Company's investment in the Karakuduk Field may be lost.

Principal payments, including any interest added to the Loan balance, are due on quarterly reduction dates ("Reduction Date"), beginning with the first calendar quarter ending on the earlier of 60 days following Project Completion or December 31, 2001. Minimum principal payments, based upon percentages of the principal outstanding as of Project Completion, are set out in the Loan and ensure full settlement of the Loan by September 30, 2004, the final maturity date. Mandatory prepayments of principal outstanding are required on each Reduction Date out of any excess cash flow available after consideration of the Company's and KKM's permitted budgeted expenditures for the following 45 days and all fees, interest, and principal payments scheduled on such Reduction Date.

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

Shell Capital Bridge Loan
-------------------------

The Bridge Loan, executed on May 31, 2001, was structured as an amendment to the existing Loan. The Bridge Loan provides the Company with up to $8.0 million in uncommitted working capital, which may be drawn down in increments of $250,000 through August 31, 2001, at the sole discretion of Shell Capital. The principal borrowed under the Bridge Loan accrues interest at LIBOR plus 17.75% and is subject to an arrangement fee of 2%. The Company has borrowed a total of $3.0 million under the Bridge Loan.

Interest payments in the amount of LIBOR plus .50% are due at the end of each month the Bridge Loan is outstanding. All unpaid interest is added to the outstanding principal balance on each repayment date. The outstanding principal of the Bridge Loan, plus all accrued interest, is due on or before September 30, 2001, provided that available cash flows on each interest repayment date in excess of budgeted expenditures for the subsequent month will be used to prepay the existing Bridge Loan without penalty.

As an incentive for the Company to repay the Bridge Loan or refinance the entire Loan (including the Bridge Loan), Chaparral's board of directors approved CAP-G's issuance of Series A Preferred shares to Shell Capital. If the Company fails to repay or refinance the Bridge Loan on or before September 30, 2001, the Series A Preferred shares will convert and entitle Shell Capital to 40% of the distributable profits of CAP-G. Upon repayment of the Bridge Loan the Series A Preferred shares will be canceled. The Loan, as amended, grants the Company the prerequisite approval to issue the Company's common or preferred stock in order to repay the Bridge Loan, if necessary. If the Bridge Loan is not repaid and the Series A Preferred shares are converted, a significant charge to earnings would result upon transfer of the 40% interest of distributable profits of CAP-G to Shell Capital.

As of June 30, 2001, the outstanding Loan balance (including the Bridge Loan) of $30.46 million is comprised of $27 million in cash borrowings plus $6.18 million of interest added to the balance as additional principal, net of $2.72 million in unamortized discount. Interest expense for the six months ended June 30, 2001 totaled $3.7 million, including $3.32 million of interest on outstanding principal and $383,000 in discount amortization.

8. Common Stock

In June 2001, the Company's stockholders approved the 2001 Stock Incentive Plan, which sets aside a total of 2.14 million shares of the Company's common stock for issuance to the Company's officers, directors, employees, and consultants. As of August 14, 2001, no grants have been made under the 2001 Stock Incentive Plan.

On August 9, 2001, the Company's common stock was delisted from the Nasdaq SmallCap Market for failure to comply with Nasdaq Marketplace Rules 4350(i)(1)(A), 4350(i)(1)(B) and 4350(i)(1)(D)(ii), which required the Company to obtain stockholder approval prior to the conversion of its 8% Non-Negotiable Subordinated Convertible Promissory Notes into 11,690,259 shares of its common stock on September 21, 2000 and the issuance of 1,612,903 shares of common stock on October 30, 2000. Nasdaq also cited a violation of its annual meeting requirement. The Nasdaq Listing Qualifications Panel did not, however, cite any public interest concerns as a basis for its determination. The Company's common stock is being traded on the OTC Bulletin Board.

Shell Capital has waived its requirement under the Loan that the Company's common stock be listed on one of the three major stock exchanges (i.e. NASDAQ, NYSE, or AMEX), subject to the Company not incurring another event of default under the Loan. Shell Capital also waived certain trade payables over 90 days past due. Therefore, the Company is not in default of the Loan as of August 14, 2001.



                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

9. Investments

The results from operations of the Company's equity-based investment in KKM are summarized below:

                            Closed Type JSC Karakudukmunay
                     Statement of Expenses and Accumulated Deficit
                     For the Periods Ended June 30, 2001 and 2000
                           (Amounts in Thousand US Dollars)
                                      (Unaudited)

                                  For The Three Months Ended For The Six Months Ended
                                  ---------------------------------------------------
                                       June 30,    June 30,    June 30,    June 30,
                                         2001      2000(2)      2001        2000(3)
                                  ---------------------------------------------------
Revenues:
   Oil Sales(1)                       $  7,595    $  3,483    $ 14,213    $  3,483
Costs and expenses:
   Operating expenses                    1,234         794       2,498         794
   Depreciation and depletion            2,132         828       4,063       1,008
   Management service fee                  137         148         257         280
   General and administrative              892         517       2,042       1,021
                                      --------    --------    --------    --------
Total cost and expenses                  4,395       2,287       8,860       3,103
                                      --------    --------    --------    --------

Income from operations                   3,200       1,196       5,353         380

Other income (expense):

   Interest income                    $      2    $     26    $     10    $     26
   Interest expense from affiliates       (438)       (539)       (932)       (932)
   Other                                   (52)        (58)        (52)        (58)
                                      --------    --------    --------    --------


Net income (loss)                     $  2,712    $    625    $  4,379    $   (584)

Accumulated deficit, beginning of
   period                               (8,935)    (13,216)    (10,602)    (12,007)
                                      --------    --------    --------    --------

Accumulated deficit, end of period    $ (6,223)   $(12,591)   $ (6,223)   $(12,591)
                                      ========    ========    ========    ========

     (1) Revenue is presented net of transportation and marketing cost. In addition, revenue for the quarter ended June 30, 2000 is shown net of $153,000 royalty originally presented as a separate line item.
          Revenues for all other quarters were shown net of royalty in the original filings.
     (2) KKM's net income for the quarter ended June 30, 2000 has been restated from $572,000 to $625,000 to reflect additional interest capitalization of $283,000 and additional depreciation and depletion expense of $230,000 during the period.
     (3) KKM's net loss for the six months ended June 30, 2000 has been restated from $873,000 to $584,000 to reflect additional interest capitalization of $519,000 and additional depreciation and depletion expense of $230,000 during the period.

During the quarter ended June 30, 2001, KKM sold approximately 511,000 barrels of crude oil for $7.59 million in revenue, net of transportation costs. Export sales for the period were approximately 357,000 barrels of crude oil for approximately $6.30 million. To fulfill government requirements, KKM also sold approximately 154,000 barrels on the local market for approximately $1.29 million.

                                       12

                           Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

9. Investments (continued)

During the six months ended June 30, 2001, KKM sold approximately 974,000 barrels of crude oil for approximately $14.21 million in revenue, net of transportation costs. Export sales for the period were approximately 719,000 barrels of crude oil for approximately $11.95 million. To fulfill government requirements, KKM also sold approximately 255,000 barrels on the local market for approximately $2.26 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity and Capital Resources

General Liquidity Considerations.
---------------------------------

Going Concern
-------------

Our financial statements have been presented on the basis Chaparral is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. We have recognized recurring operating losses and have a working capital deficiency as of June 30, 2001. In addition, there are uncertainties relating to our ability to meet all expenditure and cash flow requirements through fiscal year 2001, which could result in a default of our loan with Shell Capital and the loss of our investment in the Karakuduk Field.

We are seeking to alleviate these conditions by increasing cash flows available from the sale of crude oil production from the Karakuduk Field. We expect to finance the development of the Karakuduk Field primarily through the production and sale of crude oil, which is currently limited to approximately 7,000 barrels of oil per day, net of royalty, by short-term facility constraints. Additionally, the government of Kazakhstan has required KKM to sell a portion of its crude oil production on the local market, which generates substantially less revenue than oil sold on the export market. KKM is attempting to resolve both of these issues by removing field facility constraints as quickly as possible and requesting that the government reduce local oil sales requirements imposed upon KKM. Management expects to incrementally increase daily production, net of royalty, to approximately 8,500 barrels of oil per day in the fourth quarter of 2001 as various field facility limitations are removed.

We are also trying to obtain additional debt financing to cover any deficiencies which may occur in the near term, including borrowing short-term working capital under the $8.0 million uncommitted bridge facility executed with Shell Capital in May 2001. We borrowed $3.0 million under the bridge loan in May 2001.

No assurances can be provided, however, that we will be able to increase our operational cash flow to meet our working capital requirements or that additional financing will be available. The remaining $5.0 million under the bridge facility is uncommitted and is not accessible by Chaparral to meet current working capital requirements. Additionally, we are attempting to restructure the loan with Shell Capital to repay the bridge facility on or before September 30, 2001, address certain project completion requirements of the loan, and provide any future working capital necessary to fully develop the Karakuduk Field. We are required to obtain Shell Capital's approval before we can raise additional capital or debt financing from other sources, which may hinder our attempts to raise the necessary working capital to continue operations if our negotiations with Shell Capital are unsuccessful. Shell Capital, however, has agreed to allow Chaparral to issue common or preferred stock in order to repay the bridge facility, if necessary. If we are unsuccessful in raising additional capital or generating sufficient cash flows from operations, our loan with Shell Capital may be called into default and/or our investment in the Karakuduk Field may be lost.

Liquidity and Capital Resources
-------------------------------

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling costs, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, plant & equipment (generators, pumps, communications, etc.) and other field facilities. As of August 14, 2001, we have invested approximately $58.2 million in the development of the Karakuduk Field and have drilled or re-completed 31 productive wells, including 12 wells subsequent to December 31, 2000. During 2001, we have drilled 9 wells and 1 water well, and plan to expand field facilities to increase crude oil processing capacity in excess of 16,000 barrels of oil per day by the end of 2002. Total capital expenditures for 2001 are estimated at approximately $26.5 million in comparison to total capital expenditures of $23.6 million incurred in 2000. Capital expenditures are estimated to be at least $80.0 to $100.0 million for the period from 2002-2005.

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During the six months ended June 30, 2001, KKM sold approximately 974,000 barrels of crude oil for $14.21 million, net of transportation costs. Oil prices are also expected to remain at or near current levels in the short-term, which should positively impact KKM's net revenues from oil sales on the export market. Total productive capacity of existing wells is currently in excess of 10,000 barrels of oil per day, but daily production, net of royalty, is limited to approximately 7,000 barrels due to short-term field facility constraints. We expect to increase net daily production to approximately 8,500 barrels of oil per day in the fourth quarter of 2001, as various facility limitations are removed, including expansion of oil storage capacity, upgrading existing and installing additional gathering and processing facilities, and commissioning an oil sales pipeline connecting the Field to the export pipeline. No assurances may be provided, however, that field facility constraints will be alleviated as expected, due to potential factors such as delays in obtaining necessary regulatory approvals, inaccessibility of contractors and materials needed for construction, and adequate working capital to timely fund field operations.

Our highest priority in the short-term is to alleviate facility constraints as quickly as possible to obtain a level of operational cash flow sufficient to fund our cash requirements. We anticipate up to $4 million in additional working capital will be necessary to achieve this objective. Furthermore, the outstanding principal balance of the bridge facility must be repaid on or before September 30, 2001 to cancel the Series A Preferred shares CAP-G issued to Shell Capital as part of the terms of the bridge loan (discussed below). If the bridge facility is not repaid on or before September 30, 2001, Shell Capital will receive a 40% interest in the net distributable profits of CAP-G, which will result in a significant reduction in Chaparral's ownership interest in the Karakuduk Field and a considerable charge to Chaparral's existing stockholders. Therefore, we are presently in discussions with Shell Capital to restructure the existing debt facility to repay the outstanding bridge facility on or before September 30, 2001, redefine or eliminate the loan's project completion requirement, and provide Chaparral with the necessary working capital to fully develop the Karakuduk Field.

If we are unable to restructure the loan with Shell Capital, we will be required to look for additional debt or equity financing from other sources. Shell Capital must approve any capital or debt financing transactions we may enter into, but has already approved the issuance of Chaparral's common or preferred stock in order to repay the bridge facility, if necessary. We can provide no assurances that any other sources of capital or debt financing will be available or, if available, will be on terms favorable to Chaparral. If we are unable to raise additional equity or debt financing in the short-term, we may be in default of our loan and our investment in the Karakuduk Field may be lost.

Our short and long-term liquidity is also impacted by local oil sales obligations, imposed by the government of Kazakhstan on oil and gas producers to supply local energy needs. Under the terms of its agreement with the government, KKM has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. Through August 14, 2001, however, KKM was required by the government to sell approximately 22% of its crude oil on the domestic market. The domestic market does not permit world market prices to be obtained, resulting in approximately $6.0 to $8.0 less cash flow per barrel on 2001 local oil sales. We are taking steps to reduce our local market obligations, including petitioning the government to enforce our rights under KKM's agreement and seeking an exemption from all local market obligations during the early stages of development of the Karakuduk Field. While management believes we will be successful in reducing KKM's local sales requirements, some level of future local market obligation is expected for all oil and gas producers in Kazakhstan, including KKM. If we are unsuccessful in reducing or eliminating our future local sales obligations, we may be required to initiate legal proceedings within Kazakhstan or make a claim under our political risk insurance policy for the breach of our agreement by the government of Kazakhstan. We can provide no assurances that legal proceedings within Kazakhstan would be successful, or that any potential insurance proceeds available under our political risk policy would fully offset losses incurred due to additional local sales requirements. The initiation of formal legal proceedings could lead to more material restrictions of our contractual rights, including our right to develop the Karakuduk Field or sell any of our crude oil production on the export market whatsoever.

Shell Capital loan.
-------------------

As of August 15, 2001, our most significant outstanding indebtedness is our loan with Shell Capital. We entered into the Loan on November 1, 1999, to provide up to $24 million of financing for the development of the Karakuduk Field, drawing down a total of $21.5 million of the facility as of December 31, 2000 and the remaining $2.5 million as of May 2001.

The Loan accrues interest at an annual rate of LIBOR plus 17.75%, compounding quarterly prior to project completion. Prior to project completion, an interest amount, equal to annual rate of LIBOR plus .50%, is payable quarterly to Shell Capital. The annual interest rate is reduced to LIBOR plus 12.75% after project completion. The remaining unpaid interest is added to the loan balance at the end of each quarter. After project completion, all quarterly interest on the outstanding loan is fully due and payable at the end of each calendar quarter.

Project completion occurs when various conditions are met by us and KKM, including, but not limited to: (i) receipt by Shell Capital of an independent engineer's reserve report evidencing proved developed reserves of at least 30 million barrels in the Karakuduk Field, (ii) sustaining average gross production of 13,000 barrels of oil per day from the Karakuduk Field for a period of 45 consecutive days, (iii) sustaining water injection at an average rate of 15,000 barrels per day over 45 consecutive days, (iv) injection of lift gas into one well over a 24-hour period, and (v) various other financial and technical milestones.

We will not reach project completion as presently defined on or before September 30, 2001. Furthermore, we believe that certain technical requirements of project completion are not necessary or prudent to perform in the time frame specified under the loan. Failure to meet project completion on or before September 30, 2001, however, is an event of default under the loan. We plan to re-negotiate the definition of project completion with Shell Capital prior to September 30, 2001, but there are no assurances we will be able to do so. If not, we may be in default under the loan and if the default is not waived by Shell Capital, our investment in the Karakuduk Field may be lost.

Principal payments, including any interest added to the loan balance, are due on quarterly reduction dates, beginning with the first calendar quarter ending on the earlier of 60 days following project completion or December 31, 2001. Minimum principal payments, based upon percentages of the principal outstanding as of project completion, are set out in the loan and ensure full settlement of the loan by September 30, 2004, the final maturity date. Mandatory prepayments of principal outstanding are required on each reduction date out of any excess cash flow available after consideration of Chaparral's and KKM's permitted budgeted expenditures for the following 45 days and all fees, interest, and principal payments scheduled on such reduction date.

In connection with finalizing the loan, we also issued a warrant to Shell Capital to purchase up to 12.5% of our outstanding common stock. The warrant is non-transferable and will be exercisable on September 30, 2001. The warrant contains registration rights and is subject to anti-dilution provisions. As of August 14, 2001, the warrant represents the right to purchase up to 1,785,455 shares of our common stock at an exercise price of $9.79 per share.

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

     o Market Listing. Shell Capital has waived Chaparral's requirement under the loan to be listed on either of The Nasdaq Stock Exchange, the American Stock Exchange, or the New York Stock Exchange, subject to Chaparral not incurring another event of default under the loan.

Shell Capital Bridge Loan
-------------------------

The bridge loan, executed on May 31, 2001, was structured as an amendment to the existing loan with Shell Capital. The bridge loan provides Chaparral with up to $8.0 million in uncommitted working capital, which may be drawn down in increments of $250,000 through August 31, 2001, at the sole discretion of Shell Capital. The principal borrowed under the bridge loan accrues interest at LIBOR plus 17.75% and is subject to an arrangement fee of 2%. Chaparral has borrowed a total of $3.0 million under the bridge loan.

Interest payments in the amount of LIBOR plus .50% are due at the end of each month the bridge loan is outstanding. All unpaid interest is added to the outstanding principal balance on each repayment date. The outstanding principal of the bridge loan, plus all accrued interest, is due on or before September 30, 2001, provided that available cash flows on each interest repayment date in excess of budgeted expenditures for the subsequent month will be used to prepay the existing bridge loan without penalty.

As an incentive for Chaparral to repay the bridge loan or refinance the entire loan (including the bridge loan), Chaparral's board of directors approved CAP-G's issuance of Series A Preferred shares to Shell Capital. If Chaparral fails to repay or refinance the bridge loan on or before September 30, 2001, the Series A Preferred shares will convert and entitle Shell Capital to 40% of the distributable profits of CAP-G. Upon repayment of the bridge loan the Series A Preferred shares will be canceled. The loan, as amended, grants Chaparral the prerequisite approval to issue Chaparral's common or preferred stock in order to repay the bridge loan, if necessary. If the bridge loan is not repaid and the Series A Preferred Shares are converted, a significant charge to earnings would result upon transfer of the 40% interest of distributable profits of CAP-G to Shell Capital.

The terms and conditions and related financing costs of the loan are significant. We estimate approximately $39 to $48 million of future cash flows will be necessary to fully repay the loan and all accrued interest and fees thereon, depending upon excess cash flows available from operations to repay the loan prior to scheduled repayments. Future cash flows from operations required for debt service will not be available for other purposes. Our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, or acquisitions is also restricted, as well as our ability to acquire or dispose of significant assets or investments. These restrictions may make us more vulnerable and less able to react to adverse economic conditions. The failure of Chaparral to meet the terms of the loan, including the deadline for project completion, could result in an event of default and the loss of our investment in the Karakuduk Field.

Capital Commitments and Other Contingencies
-------------------------------------------

On August 9, 2001, Chaparral's common stock was delisted from the Nasdaq SmallCap Market for failure to comply with Nasdaq Marketplace Rules 4350(i)(1)(A), 4350(i)(1)(B) and 4350(i)(1)(D)(ii), which required Chaparral to obtain stockholder approval prior to the conversion of its 8% Non-Negotiable Subordinated Convertible Promissory Notes into 11,690,259 shares of its common stock on September 21, 2000 and the issuance of 1,612,903 shares of common stock on October 30, 2000. Nasdaq also cited a violation of its annual meeting requirement. The Nasdaq Listing Qualifications Panel did not, however, cite any public interest concerns as a basis for its determination. Chaparral's common stock is currently being traded on the OTC Bulletin Board.

Shell Capital has waived its requirement under the loan that Chaparral's common stock be listed on one of the three major stock exchanges, subject to Chaparral not incurring another event of default under the loan. Shell Capital also waived certain trade payables over 90 days past due. Therefore, Chaparral is not in default of the loan as of August 14, 2001.

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

2. Results from Operations

Results of Operations for the Three Months Ended June 30, 2001 Compared to the
------------------------------------------------------------------------------
Three Months Ended June 30, 2000.
---------------------------------

We account for our investment in KKM using the equity method.

Our operations for the three months ended June 30, 2001 resulted in a net loss of $1.44 million, compared to a net loss of $1.15 million as of June 30, 2000. The $297,000 increase in our net loss primarily relates to the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001, which required us to recognize our hedging activities at fair value. As a result of the adoption of SFAS 133, we recognized a loss of $278,000 in hedge losses for the three months ended June 30, 2001 (see Note 2 to our consolidated financial statements). Additionally, interest and general and administrative costs increased due to our increased efforts to finance and develop the Karakuduk Field. As a result of these efforts, we recognized equity income from our investment in KKM due to KKM's increase in the production and sale of crude oil during the quarter.

Interest expense increased from $1.8 million for the three months ended June 30, 2000 to $1.9 million for the three months ended June 30, 2001, primarily due to the increased principal outstanding on our loan with Shell Capital. See Note 7 to our consolidated financial statements.

Interest income increased $387,000 to $390,000 for the three months ended June 30, 2001, compared to $3,000 for the three months ended June 30, 2000. The increase was due to additional financing of KKM's operations in Kazakhstan and the impact of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, on the equity method income or losses recognized by Chaparral. We eliminate inter-company interest income from KKM based upon the proportion of equity income or losses recognized from KKM for the respective period. During the three months ended June 30, 2000, we recognized 100% of KKM's equity method income and, therefore, eliminated 100% of our interest income from KKM. As of December 31, 2000, we have recaptured all non-proportional EITF 99-10 losses and recognize income from KKM based on our proportional 50% interest. Therefore, 50% of our interest income from KKM was eliminated against equity method income for the three months ended June 30, 2001.

General and administrative costs increased from $718,000 for the three months ended June 30, 2000 to $1.19 million for the three months ended June 30, 2001. The $470,000 increase was due to approximately $68,000 in additional insurance expense from premiums on our OPIC political risk insurance policy and amortization of transportation risk insurance required by Shell Capital as part of the loan and $347,000 in additional professional fees associated with the development of the Karakuduk Field. The remaining increase in general and administrative costs was associated with the heightened operational activity in the Karakuduk Field.

Depreciation and depletion expense increased by $120,000 to $180,000 for the three months ended June 30, 2001, due to the increase in oil production from the Karakuduk Field. Our depreciation and depletion expense was $60,000 for the three months ended June 30, 2000.

Our equity income from investment was $1.75 million for the three months ended June 30, 2001, compared to $1.45 million for the three months ended June 30, 2000. The net change of $300,000 was the result of several factors. During the three months ended June 30, 2001, KKM sold approximately 511,000 barrels of crude oil, recognizing $7.59 million, or $14.86 per barrel, in revenue net of transportation costs. Operating costs associated with sales for the three months ended June 30, 2001 were $1.23 million, or $2.41 per barrel. During the three months ended June 30, 2000, KKM sold approximately 201,000 barrels of crude oil, recognizing $3.48 million, or $17.33 per barrel, in revenue net of transportation costs. Operating costs associated with sales for the three months ended June 30, 2000 were $794,000 or $3.95 per barrel. Our equity income or loss from investment also reflects the elimination of $390,000 and $818,000 of inter-company interest income on our loan to KKM for the three months ended June 30, 2001 and 2000, respectively.

Results of Operations for the Six Months Ended June 30, 2001 Compared to the Six
--------------------------------------------------------------------------------
Months Ended June 30, 2000.
---------------------------

We account for our investment in KKM using the equity method.

Our operations for the six months ended June 30, 2001 resulted in a net loss of $5.66 million, compared to a net loss of $3.34 million as of June 30, 2000. The $2.32 million increase in our net loss primarily relates to the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as of January 1, 2001, which required us to recognize our hedging activities at fair value. As a result of the adoption of SFAS 133, we recognized a loss of $2.52 million as a cumulative effect of change in accounting principal and a loss of $765,000 in hedge losses for the six months ended June 30, 2001 (see Note 2 to our consolidated financial statements). Additionally, interest and general and administrative costs increased due to our increased efforts to finance and develop the Karakuduk Field. As a result of these efforts, we recognized equity income from our investment in KKM due to KKM's significant increase in the production and sale of crude oil during the period.

Interest expense increased from $2.70 million for the six months ended June 30, 2000 to $3.70 million for the six months ended June 30, 2001, primarily due to the increased principal outstanding on our loan with Shell Capital. See Note 7 to our consolidated financial statements.

Interest income increased $809,000 to $817,000 for the six months ended June 30, 2001, compared to $8,000 for the six months ended June 30, 2000. The increase was due to additional financing of KKM's operations in Kazakhstan and the impact of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, on the equity method income or losses recognized by Chaparral. We eliminate inter-company interest income from KKM based upon the proportion of equity income or losses recognized from KKM for the respective period. During the six months ended June 30, 2000, we recognized 100% of KKM's equity method losses and, therefore, eliminated 100% of our interest income from KKM. As of December

31, 2000, we have recaptured all non-proportional EITF 99-10 losses and recognize income from KKM based on our proportional 50% interest. Therefore, 50% of our interest income from KKM was eliminated against equity method income for the six months ended June 30, 2001.

General and administrative costs increased from $1.47 million for the six months ended June 30, 2000 to $2.16 million for the six months ended June 30, 2001. The $693,000 increase was due to approximately $247,000 in additional insurance expense from premiums on our OPIC political risk insurance policy and amortization of transportation risk insurance required by Shell Capital as part of the loan and a $243,000 increase in professional fees associated with the development of the Karakuduk Field. The remaining increase in general and administrative costs was associated with heightened operational activity in the Karakuduk Field.

Depreciation and depletion expense increased by $229,000 to $343,000 for the six months ended June 30, 2001, due to the increase in oil production from the Karakuduk Field. Our depreciation and depletion expense was $114,000 for the six months ended June 30, 2000.

Our equity income from investment was $3.01 million for the six months ended June 30, 2001, compared to $865,000 for the six months ended June 30, 2000. The net change of $2.14 million was the result of several factors. During the six months ended June 30, 2001, KKM sold approximately 974,000 barrels of crude oil, recognizing $14.21 million, or $14.59 per barrel, in revenue net of transportation costs. Operating costs associated with sales for the six months ended June 30, 2001 were $2.50 million, or $2.56 per barrel. During the six months ended June 30, 2000, KKM sold approximately 201,000 barrels of crude oil, recognizing $3.48 million, or $17.33 per barrel, in revenue net of transportation costs. Operating costs associated with sales for the six months ended June 30, 2000 were $794,000 or $3.95 per barrel. Our equity income or loss from investment also reflects the elimination of $815,000 and $1.45 million of inter-company interest income on our loan to KKM for the six months ended June 30, 2001 and 2000, respectively.

3. Commodity Prices for Oil and Gas
-----------------------------------

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

4. Inflation
------------

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the tenge. KKM retains the majority of cash and cash equivalents in U.S. dollars in an offshore bank account outside of Kazakhstan, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhtan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of June 30, 2001, the exchange rate was 146.5 tenge per U.S. dollar.

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

Our loan is subject to a variable quarterly interest rate based upon LIBOR plus 17.75%. As of June 30, 2001, the outstanding loan balance subject to interest was approximately $33.18 million. During the six months ended June 30, 2001, the high, low, and average interest rates applicable against the loan were 24.27%, 21.81%, and 22.81%, respectively. The terms of the loan are more fully described in Note 7 of our consolidated financial statements. An increase of applicable interest rates will result in a corresponding increase in the interest costs associated with the loan. Furthermore, the majority of the loan interest is capitalized on a quarterly basis until we reach project completion, which exposes us to additional interest rate risk on the additional principal amount of the loan.

We must begin repaying the principal balance of the loan on December 31, 2001. The loan stipulates the minimum principal repayments required, but also requires all excess cash flows available from crude oil sales be utilized to repay the loan as quickly as possible. Earlier repayment of the loan results in significantly less interest expense charged on the loan. KKM's ability to generate excess cash flows is dependent upon many factors, including production rates, access to export markets to sell our crude oil production, and the available commodity price of crude oil. Lower crude oil prices could significantly reduce cash flows earned by KKM, which would otherwise be used to prepay the loan. We estimate approximately $39.0 million to $48.0 million of net cash flows from oil sales will be required to repay the loan depending upon excess cash flows available to repay principal earlier than scheduled.

To hedge the risk of a drop in commodity prices, we entered into the hedge agreement as part of the loan, paying $4.0 million for put contracts to sell a total of 1,562,250 barrels of North Sea Brent crude. The exercise prices of the various put contracts range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). During the six months ended June 30, 2001, the high, low, and average price of the hedge agreement was $999,000, $234,000, and $617,000, respectively. As of June 30, 2001, the put contracts had a fair market value of $234,000. While we do not expect to recover any future economic value from the hedge contracts, we cannot sell the contracts under the terms of the loan.

                           Part II- Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

On June 21, 2001, Chaparral held its Annual Meeting of Stockholders. Our stockholders elected the following six persons as directors, each to serve until the next Annual Meeting of Stockholders or until his successor is elected or appointed: John G. McMillian, James A. Jeffs, Ted Collins, Jr., David A. Dahl, Richard L. Grant, and Judge Burton B. Roberts. Chaparral's stockholders also voted to adopt, separately, the 2001 Stock Incentive Plan and to ratify selection by the board of directors of Ernst & Young LLP as Chaparral's independent auditors for the fiscal year ended December 31, 2001.

The number of shares voted and withheld with respect to each director was as follows:

Election of Directors      For              Against
---------------------------------------------------

John G. McMillian          13,156,431        47,181
James A. Jeffs             13,156,431        47,181
Ted Collins, Jr.           13,156,414        47,198
David A. Dahl              13,156,431        47,181
Richard L. Grant           13,156,410        47,202
Judge Burton B. Roberts    13,156,392        47,220


The number of shares voted (and broker non votes) with respect to the adoption of the 2001 Stock Incentive Plan was as follows:

For               Against           Abstain          Broker Non-Votes
---------------------------------------------------------------------

12,636,635        53,495            117,023          396,459

The number of shares voted with respect to the approval of Ernst & Young LLP as Chaparral's independent auditors was as follows:

For               Against           Abstain
-------------------------------------------

13,168,107        33,806            1,699

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         Number     Exhibit
         ------     -------

         4.1 Written Resolutions of the Shareholders of Central Asian Petroleum (Guernsey) Limited dated May 30, 2001, authorizing the issuance of Series A Preferred Shares in Central Asian Petroleum (Guernsey) Limited.

         10.1 Amendment Agreement between Chaparral Resources, Inc. Central Asian Petroleum (Guernsey) Limited, Closed Type JSC Karakudukmunay, Central Asian Petroleum, Inc., Shell Capital Services Limited, and Shell Capital Inc., dated May 31, 2001.

(b)      Reports on Form 8-K

We filed a Current Report on Form 8-K, dated June 8, 2001 to report receipt of a Nasdaq Staff Determination regarding the status of our listing on The Nasdaq SmallCap Market.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 2001



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