Form 10-Q
period 2001-09-20
CHAPARRAL RESOURCES INC
filed 2001-11-19
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.


                        Commission File Number: 0 - 7261


                            CHAPARRAL RESOURCES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              84-0630863
-------------------------------                              -------------------
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

         YES  |X|          NO  |_|

     As of November 19, 2001 the Registrant had 14,283,801 shares of its common stock, par value $0.0001 per share, issued and outstanding.


                    Part I - Summarized Financial Information

                          Item 1 - Financial Statements

                            Chaparral Resources, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)


                                                     September 30,    December 31,
                                                          2001           2000
                                                      (Unaudited)      (Audited)
                                                     ------------      ----------
Assets
Current assets:
   Cash and cash equivalents                            $     29       $    604
   Accounts receivable                                      --               30
   Receivable from affiliate                                --              265
   Prepaid expenses                                          241            202
                                                        --------       --------
Total current assets                                         270          1,101

Investment in KKM and other oil and gas
     property costs - full cost method
     Republic of Kazakhstan:                              68,360         64,902

Furniture, fixtures and equipment                            109             91
Less: accumulated depreciation                               (58)           (41)
                                                        --------       --------
                                                              51             50
                                                        --------       --------
Other assets
   Hedge agreement                                           392          3,518
   Other                                                     484            585
                                                        --------       --------
Total other assets                                           876          4,103
                                                        --------       --------

Total assets                                            $ 69,557       $ 70,156
                                                        ========       ========

See accompanying notes.





                                         Chaparral Resources, Inc.
                                  Consolidated Balance Sheets (continued)
                                             (In Thousands)


                                                                       September 30,         December 31,
                                                                           2001                 2000
                                                                       (Unaudited)            (Audited)
                                                                       -------------        -------------
Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                      $    563              $    243
   Accrued liabilities:
       Accrued compensation                                                   415                   346
       Accrued interest and other                                             200                   213
       Shell Capital loan, current portion net of discount                 32,328                   900
                                                                         --------              --------
Total current liabilities                                                  33,506                 1,702

Shell Capital loan, net of discount                                          --                  20,978
Redeemable preferred stock- cumulative, convertible,
       Series A 75,000 designated, 50,000 issued and outstanding,
       At stated value, $5.00 cumulative annual
       Dividend, $5,937,000 redemption value                                5,813                 5,550
Stockholders' equity:
   Common stock - authorized, 100,000,000 shares
       of $0.0001 par value; issued
       and outstanding, 14,283,801 and
       14,283,634 shares as of September 30, 2001
       and December 31, 2000, respectively                                      1                     1
   Capital in excess of par value                                          94,061                94,061
   Preferred stock - 1,000,000 shares authorized,
       925,000 shares undesignated. Issued and outstanding - none            --                    --
   Accumulated deficit                                                    (63,824)              (52,136)
                                                                         --------              --------
Total stockholders' equity                                                 30,238                41,926
                                                                         --------              --------
Total liabilities and stockholders' equity                               $ 69,557              $ 70,156
                                                                         ========              ========

See accompanying notes.




                                                 Chaparral Resources, Inc.
                                   Consolidated Statements of Operations (Unaudited)
                                           (In Thousands, Except Share Data)

                                                       For the Three Months Ended           For the Nine Months Ended
                                                   September 30,      September 30,      September 30,      September 30,
                                                       2001               2000               2001               2000
                                                   ----------------------------------------------------------------------

Revenue                                             $       --         $       --         $       --         $       --

Costs and expenses:
   Depreciation and depletion                                250                116                593                230
   General and administrative                                940              1,054              3,099              2,520
                                                    ------------       ------------       ------------       ------------
                                                           1,190              1,170              3,692              2,750
                                                    ------------       ------------       ------------       ------------
Loss from operations                                      (1,190)            (1,170)            (3,692)            (2,750)
Other income (expense):
   Interest income                                           371                  2              1,188                 10
   Interest expense                                       (6,312)           (22,597)           (10,009)           (25,293)
   Equity in income from investment                        1,208                736              4,213              1,601
   Hedge gains/(losses)                                      158               --                 (607)              --
   Other                                                    --                    3               --                   69
                                                    ------------       ------------       ------------       ------------
                                                          (4,575)           (21,856)            (5,215)           (23,613)
                                                    ------------       ------------       ------------       ------------
Loss before cumulative effect of change in
   accounting principle                                   (5,765)           (23,026)            (8,907)           (26,363)
Cumulative effect of change in accounting
   principle                                                --                 --               (2,519)              --
                                                    ------------       ------------       ------------       ------------
Net loss                                            $     (5,765)      $    (23,026)      $    (11,426)      $    (26,363)
                                                    ============       ============       ============       ============

Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock                       (63)               (63)              (188)              (188)
Discount accretion
   Series A Redeemable Preferred Stock                       (25)               (25)               (75)               (75)
                                                    ------------       ------------       ------------       ------------
Net loss available to common stockholders           $     (5,853)      $    (23,114)      $    (11,689)      $    (26,626)
                                                    ============       ============       ============       ============

Basic and diluted earnings per share:
Loss per share before cumulative
   effect of change in accounting principle         $      (0.41)      $     (10.88)      $      (0.64)      $     (19.49)
Cumulative effect of change in
   accounting principle                             $       --         $       --         $      (0.18)      $       --
Net loss per share                                  $      (0.41)      $     (10.88)      $      (0.82)      $     (19.49)
Weighted average number of shares
     outstanding (basic and diluted)                  14,283,801          2,124,083         14,283,783          1,365,848

See accompanying notes.





                                        Chaparral Resources, Inc.
                            Consolidated Statements of Cash Flows (Unaudited)
                                             (In Thousands)

                                                                       For the Nine Months Ended
                                                                  September 30,            September 30,
                                                                       2001                    2000
                                                                  ------------------- ------------------
Cash flows from operating activities
Net loss                                                             $(11,426)               $(26,363)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
     Equity income from investment                                     (4,213)                 (1,601)
     Depreciation, depletion, and amortization                            694                     354
     Gain on the sale of oil and gas properties                          --                       (75)
     Loss on disposition of furniture and fixtures                       --                         6
     Cumulative effect of change in
       accounting principal                                             2,519                    --
     Hedge losses                                                         607                    --
     Stock options issued for services and bonuses                       --                        16
     Interest expense attributable to beneficial
       conversion                                                        --                    20,340
     Interest expense converted into capital                             --                       899
     Interest expense from transfer of net profits
       interest                                                         4,369                    --
     Amortization of debt issuance cost                                   540                     687
     Amortization of note discount                                       --                       464
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                              295                    (348)
         Prepaid expenses                                                 (39)                    (36)
         Accrued interest income on advances to KKM                    (1,185)                   --
         Interest payments from KKM                                     3,913                    --
         Hedge agreement                                                 --                    (4,000)
         Other                                                           --                      (750)
       Increase (decrease) in:
         Accounts payable and accrued liabilities                         376                  (2,758)
         Interest expense reclassified as principal
           on the Shell Capital loan                                    4,260                   2,273
                                                                     --------                --------
Net cash provided (used) in operating activities                          710                 (10,892)
                                                                     --------                --------

Cash flows from investing activities
Additions to furniture, fixtures and equipment                       $    (18)               $    (10)
Investment in and advances to KKM and other oil and
   gas property costs                                                  (6,917)                (19,972)
Proceeds from sale of interest in oil and gas
   properties - domestic                                                 --                        75
                                                                     --------                --------
Net cash used in investing activities                                  (6,935)                (19,907)
                                                                     --------                --------




                                        Chaparral Resources, Inc.
                      Consolidated Statements of Cash Flows (Continued) (Unaudited)
                                             (In Thousands)


                                                                         For the Nine Months Ended
                                                                    September 30,           September 30,
                                                                       2001                     2000
                                                                     ---------------------------------
Cash flows from financing activities
Net proceeds from Shell Capital loan                                 $  5,650                 $ 21,500
Net proceeds from note conversion                                        --                     10,806
Debt issuance cost                                                       --                       (482)
Restricted cash                                                          --                        578
                                                                     --------                 --------
Net cash provided by financing activities                               5,650                   32,402
                                                                     --------                 --------

Net (decrease) increase in cash and
   cash equivalents                                                      (575)                   1,603
Cash and cash equivalents at beginning
   of period                                                              604                       23
                                                                     --------                 --------
Cash and cash equivalents at end of period                           $     29                 $  1,626
                                                                     ========                 ========
 Supplemental cash flow disclosure
       Interest paid                                                 $    669                 $    624

Supplemental schedule of non-cash
   investing and financing activities
        Stock warrant issued to Shell Capital                            --                      1,175
        Notes payable converted to common stock                          --                     20,846

See accompanying notes.

                                                       6


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

The consolidated financial statements include the accounts of Chaparral and its 100% owned subsidiaries, Central Asian Petroleum (Guernsey) Limited ("CAP-G"), Road Runner Services Company ("RRSC"), Chaparral Acquisition Corporation ("CAC"), and Central Asian Petroleum, Inc. ("CAP-D"). Chaparral owns 80% of the common stock of CAP-G directly and 20% indirectly through CAP-D. As discussed in
Note 7, Shell Capital Incorporated ("Shell Capital") owns a 40% interest in the distributable profits of CAP-G. Hereinafter, Chaparral and its subsidiaries are collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

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

During 2001, the FASB has issued the following pronouncements, which have potential future accounting implications for the Company:

SFAS 141, Accounting for Business Combinations, requires the use of the purchase method of accounting for all business combinations and provides new criteria to determine whether an acquired intangible asset should be recognized. SFAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

SFAS 142, Accounting for Goodwill and Intangible Assets, requires that goodwill as well as other intangible assets with indefinite lives be tested annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

SFAS 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

SFAS 141 and 142 will not apply to the Company unless it enters into a future business combination. The Company is currently assessing the impact of SFAS 143 on its financial condition and results of operations.

3.      Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses in previous years and has a working capital deficiency as of September 30, 2001. In addition, the Company is in default under the Loan with Shell Capital, which could result in the loss of the Company's investment in the Karakuduk Field (see Note 7). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


3.      Going Concern (continued)

The Company is seeking to alleviate these conditions by restructuring the terms of the Loan with Shell Capital, including obtaining a waiver of all existing events of default, obtaining additional sources of equity or debt financing, and increasing cash flows available from the sale of crude oil production from the Karakuduk Field. No assurances can be provided, however, that the Company will be able to restructure the Loan or successfully generate enough liquidity to meet the working capital requirements necessary to conduct ongoing operations. Shell Capital has reserved its right to exercise all remedies available under the Loan, including calling the Loan immediately due and payable, seizing the Company's investment in the Karakuduk Field, or retaining future proceeds from oil sales currently being utilized by the Company to fund operations. The Company requires Shell Capital's approval before it can raise any additional equity or debt financing from other sources, which may hinder the Company's attempts to raise the necessary working capital to continue operations if the Company's negotiations with Shell Capital are unsuccessful. If the Company is unable to re-negotiate the Loan with Shell Capital, the Company's investment in the Karakuduk Field may be lost.

4.      Restatement of Quarter and Nine Months Ended September 30, 2000

The Company's net loss available to common stockholders for the quarter ended September 30, 2000 has been restated from $23.13 million to $23.11 million, or by $0.01 per share of common stock. The adjustment is due to KKM's restatement of proved oil reserves as of December 31, 1999 to reflect the SEC's definition of proved undeveloped reserves versus the definition as accepted by the Society of Petroleum Engineers. Specifically, the restated amounts represent proved undeveloped reserves from "drilling units offsetting productive units that are reasonably certain of production when drilled" or from "other undrilled units...where it can be demonstrated with certainty that there is a continuity of production from the existing productive formation." As a result of the restatement, the Company's equity income from investment for the quarter ended September 30, 2000 was increased by $88,000 to reflect adjustments to KKM's net income for the period (see Note 9). The Company recognized an additional $77,000 in depreciation and depletion expense for the quarter ended September 30, 2000 due to the resulting increase in the effective depletion rate attributable to the Company's acquisition costs of its equity interest in KKM. Equity income from investment for the quarter ended September 30, 2000 also reflects the elimination of $442,000 in interest income from KKM to eliminate 100% of intercompany transactions due to the application of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses. The reclassification of interest income did not impact the Company's net loss for the period.

The Company's net loss available to common stockholders for the nine months ended September 30, 2000 was restated from $26.85 million to $26.63 million, or by $0.17 per share of common stock, based on KKM's restatement of proved oil reserves as of December 31, 1999 discussed above. The Company's equity income from investment for the nine months ended September 30, 2000 was increased by $377,000 to reflect adjustments to KKM's net income for the period (see Note 9). The Company recognized an additional $149,000 in depreciation and depletion expense due to the resulting increase in the effective depletion rate attributable to the Company's acquisition costs of its equity interest in KKM. Equity income from investment for the nine months ended September 30, 2000, as adjusted, also reflects the elimination of $1.17 million in interest income from KKM to eliminate 100% of intercompany transactions due to the application of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses. The reclassification of interest income did not impact the Company's net loss for the period.

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

As discussed in Note 2, the Company adopted SFAS 133 effective January 1, 2001, which requires derivative financial instruments be recorded at their fair value. Accordingly, the Company recognized a $2.52 million loss from the cumulative effect of change in accounting principle upon adoption. In addition, the Company recognized $607,000 in losses for the nine months ended September 30, 2001 to record the Hedge Agreement at its fair value as of that date in accordance with SFAS 133.

6.       Other Assets

In March 2000, the Company paid $750,000 to Shell Capital for a beneficial interest in Shell Capital's policy for transportation risk insurance, covering certain circumstances whereby KKM would be unable to export crude oil production outside of the Republic of Kazakhstan through the existing pipeline routes currently available. In the event coverage under Shell Capital's policy is triggered, proceeds from the policy would go to the benefit of the Company for use in making principal and interest payments required under the Loan. The Company is amortizing the transportation risk insurance over the life of the Loan. The Company has recognized cumulative amortization expense of $271,000 on the transportation risk policy, of which $101,000 was incurred during the nine months ended September 30, 2001.

7.       Shell Capital Loan

In November 1999, the Company entered into the Loan with Shell Capital, to provide up to $24 million of financing for the development of the Karakuduk Field. CAP-D, CAP-G, and KKM also signed the Loan as co-obligors. As of September 30, 2001, the Company had drawn down the entire $24 million principal balance available under the Loan.

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

Per the terms of the Loan, Project Completion occurs when various conditions are met by the Company and KKM, including, but not limited to: (i) receipt by Shell Capital of an independent engineer's reserve report evidencing proved developed reserves of at least 30 million barrels in the Karakuduk Field, (ii) sustaining average gross production of 13,000 barrels of oil per day from the Karakuduk Field for a period of 45 consecutive days, (iii) sustaining water injection at an average rate of 15,000 barrels per day over 45 consecutive days, (iv) injection of lift gas into one well over a 24 hour period, and (v) various other financial and technical milestones.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


7.        Shell Capital Loan (continued)

In May 2001, the Loan was amended to provide the Company with up to $8.0 million in uncommitted working capital, which could be drawn down in increments of $250,000 through August 31, 2001, at the sole discretion of Shell Capital (the "Bridge Loan"). The Company borrowed a total of $3.15 million under the Bridge Loan through August 31, 2001. The principal borrowed under the Bridge Loan accrues interest at LIBOR plus 17.75% and is subject to an arrangement fee of 2%. Interest payments in the amount of LIBOR plus .50% are due at the end of each month the Bridge Loan is outstanding. All unpaid interest is added to the outstanding principal balance on each repayment date. The outstanding principal of the Bridge Loan, plus all accrued interest, was due on or before September 30, 2001.

As an incentive for the Company to repay the Bridge Loan or refinance the entire Loan (including the Bridge Loan), Chaparral's board of directors approved CAP-G's issuance of Series A Preferred shares to Shell Capital. Per the terms of the amendment, if the Company failed to repay or refinance the Bridge Loan on or before September 30, 2001, the Series A Preferred shares automatically convert and entitle Shell Capital to 40% of the distributable profits of CAP-G.

As of September 30, 2001, the Company was in default of the Loan for failure to pay outstanding principal and interest due on the Bridge Loan totaling $3.34 million on or before September 30, 2001, failure to make an interest payment totaling $189,280 due September 28, 2001, failure to achieve Project Completion by September 30, 2001, failure to settle certain accounts payable within 90 days, KKM's failure to obtain Shell Capital's approval prior to entering a short-term debt arrangement, and failure to maintain listing of the Company's common stock on one of the major stock exchanges (i.e. Nasdaq, NYSE, or AMEX). The Company had previously obtained a waiver from Shell Capital regarding the delisting of its common stock from the Nasdaq SmallCap Market, subject to the Company not incurring another event of default under the Loan. Shell Capital terminated the waiver due to the other events of default discussed above. The Company subsequently repaid all outstanding default interest due on both the Loan and Bridge Loan and KKM repaid the short-term indebtedness obtained without Shell Capital's approval.

As a result of the Company's failure to timely repay the Bridge Loan, Shell Capital's Series A Preferred shares in CAP-G converted as of October 1, 2001, entitling Shell Capital to 40% of the distributable profits of CAP-G. The Company recorded an additional loan discount of $4.37 million, equal to 40% of the Company's unamortized costs of acquiring its equity interest in CAP-G, which is estimated to approximate the fair value of the net profits interest transferred to Shell Capital. The discount was fully recognized as interest expense on September 30, 2001, the maturity date of the Bridge Loan.

The Company and Shell Capital are in active negotiations to restructure the Loan and Shell Capital has not exercised any of its remedies available under the Loan, except for charging a default interest rate of LIBOR plus 19.75% on the outstanding principal balance of the Bridge Loan. The Company is attempting to restructure the Loan, including obtaining a waiver of all existing events of default and re-acquiring Shell Capital's 40% interest in the distributable profits of CAP-G. However, there can be no assurances that the Company will be able to re-negotiate the Loan on acceptable terms, if at all. If not, Shell Capital could exercise its remedies available under the Loan, including calling the entire Loan immediately due and payable.

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

As of September 30, 2001, the outstanding Loan balance (including the Bridge
Loan) of $32.33 million is comprised of $27.15 million in cash borrowings plus $7.74 million of interest added to the balance as additional principal, net of $2.56 million in unamortized discount. Interest expense for the nine months ended September 30, 2001 totaled $10.01 million, including $5.13 million of interest on outstanding principal and $4.88 million in discount amortization. Due to the fact the Loan is currently in default, the Company recorded the entire outstanding principal balance of the Loan as a current liability in the Company's financial statements.

8.        Common Stock

On August 9, 2001, the Company's common stock was delisted from the Nasdaq SmallCap Market for failure to comply with Nasdaq Marketplace Rules 4350(i)(1)(A), 4350(i)(1)(B) and 4350(i)(1)(D)(ii), which required the Company to obtain stockholder approval prior to the conversion of its 8% Non-Negotiable Subordinated Convertible Promissory Notes into 11,690,259 shares of its common stock on September 21, 2000 and the issuance of 1,612,903 shares of common stock on October 30, 2000. Nasdaq also cited a violation of its annual meeting requirement. The Nasdaq Listing Qualifications Panel did not, however, cite any public interest concerns as a basis for its determination. The Company's common stock is being traded on the OTC Bulletin Board. The Company's failure to maintain listing of its common stock on one of the major stock exchanges (i.e. NASDAQ, NYSE, or AMEX), is an event of default under the Loan (see Note 7).

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


9.       Investments

The results from operations of the Company's equity-based investment in KKM are summarized below:

                                                  Closed Type JSC Karakudukmunay
                                          Statement of Expenses and Accumulated Deficit
                                        For the Periods Ended September 30, 2001 and 2000
                                                 (Amounts in Thousand US Dollars)
                                                             (Unaudited)

                                                    For The Three Months Ended             For The Nine Months Ended
                                              -------------------------------------------------------------------------
                                              September 30,             September 30,    September 30,    September 30,
                                                 2001                     2000(2)            2001             2000(3)
                                               ------------------------------------------------------------------------
Revenues:
    Oil Sales(1)                               $  6,916                  $  4,341          $ 24,911          $  8,893

Costs and expenses:
   Transportation expenses                        1,234                       714             5,016             1,783
   Operating expenses                               812                     1,521             3,310             2,315
   Depreciation and depletion                     1,828                       884             5,891             1,892
   Management service fee                           144                       173               401               454
   General and administrative                       711                       615             2,753             1,637
                                               ----------------------------------------------------------------------
Total cost and expenses                           4,729                     3,907            17,371             8,081
                                               ----------------------------------------------------------------------

Income from operations                            2,187                       434             7,540               812

Other income (expense):
   Interest income                             $      3                  $     14          $     13          $     41
   Interest expense from affiliates                (514)                     (596)           (1,446)           (1,528)
   Other                                              1                      --                 (51)              (57)
                                               ----------------------------------------------------------------------

Net income (loss)                              $  1,677                  $   (148)         $  6,056              (732)


Accumulated deficit, beginning of
   period                                        (6,223)                  (12,591)          (10,602)          (12,007)
                                               ----------------------------------------------------------------------

Accumulated deficit, end of period             $ (4,546)                 $(12,739)         $ (4,546)         $(12,739)
                                               ======================================================================


     (1) Revenue is presented gross of transportation expenses in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

     (2)  As discussed in Note 4, KKM's net loss for the quarter ended September
          30, 2000 has been restated from $236,000 to $148,000 to reflect additional interest capitalization of $287,000 and additional depreciation and depletion expense of $199,000 during the period.

     (3)  As discussed in Note 4, KKM's net loss for the nine months ended
          September 30, 2000 has been restated from $1,109,000 to $732,000 to reflect additional interest capitalization of $806,000 and additional depreciation and depletion expense of $429,000 during the period.




                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


9.       Investments (continued)

During the quarter ended September 30, 2001, KKM sold approximately 385,000 barrels of crude oil for $6.92 million in revenue. Export sales for the period were approximately 345,000 barrels of crude oil for approximately $6.57 million. To fulfill government requirements, KKM also sold approximately 40,000 barrels on the local market for approximately $350,000. Approximately 226,000 barrels of crude oil were held in crude oil inventory as of September 30, 2001.

During the nine months ended September 30, 2001, KKM sold approximately 1.36 million barrels of crude oil for approximately $24.91 million in revenue. Export sales for the period were approximately 1.06 million barrels of crude oil for approximately $22.21 million. To fulfill government requirements, KKM also sold approximately 295,000 barrels on the local market for approximately $2.70 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.       Liquidity and Capital Resources

General Liquidity Considerations.
---------------------------------

Going Concern
-------------

Our financial statements have been presented on the basis Chaparral is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. We have recognized recurring operating losses and have a working capital deficiency as of September 30, 2001. In addition, Chaparral is in default under its loan with Shell Capital, which could result in the loss of our investment in the Karakuduk Field.

We are seeking to alleviate these conditions by restructuring the terms of the loan with Shell Capital, including obtaining a waiver of all outstanding defaults, obtaining additional sources of equity or debt financing, and increasing cash flows available from the sale of crude oil production from the Karakuduk Field. No assurances can be provided, however, that we will be able to restructure the loan or successfully generate enough liquidity to meet the working capital requirements necessary to conduct ongoing operations. Shell Capital has reserved the right to exercise all remedies available under the loan, including calling the loan immediately due and payable, seizing our investment in the Karakuduk Field, or retaining future proceeds from oil sales currently being utilized by Chaparral and KKM to fund operations. We require Shell Capital's approval before we can raise any additional equity or debt financing from other sources, which may hinder our ability to raise the necessary working capital to continue operations if our negotiations with Shell Capital are unsuccessful. If we are unable to re-negotiate our loan with Shell Capital, our investment in the Karakuduk Field may be lost.

Liquidity and Capital Resources
-------------------------------

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling costs, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, plant & equipment (generators, pumps, communications, etc.) and other field facilities. We have invested approximately $59 million in the development of the Karakuduk Field and have drilled or re-completed 35 productive wells, including 16 wells subsequent to December 31, 2000. Total capital expenditures for 2001 are estimated to be approximately $22.5 million in comparison to total capital expenditures of $23.6 million incurred in 2000. Capital expenditures are estimated to be at least $60.0 to $80.0 million for the period from 2002 through 2005, including drilling approximately 28 more well locations through this time period.

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During the nine months ended September 30, 2001, KKM sold approximately 1.36 million barrels of crude oil for $19.90 million, net of transportation costs. As of November 19, 2001, daily production, net of royalty, is approximately 8,300 barrels per day from 22 of the 35 productive wells in the Field. The remaining 13 wells are shut-in for various reasons, including installation of additional gathering lines and well equipment (4 wells) and additional workover and well stimulation operations to bring wells on to primary production (8 wells). Another shut-in well is being considered for future use as an injection well for a pilot waterflood project. KKM's maximum daily production is also restrained by certain field facility constraints, including the lack of adequate storage capacity at the export pipeline pumping station. KKM is presently installing a larger tank battery, which is expected to alleviate this problem during the first quarter of 2002. In the short-term, we expect to increase and maintain net daily production of approximately 8,500 barrels of oil per day through the first quarter of 2002 as these various restrictions are addressed. No assurances may be provided, however, that production constraints will be alleviated as expected, due to potential factors such as delays in obtaining necessary regulatory approvals, inaccessibility of contractors and materials needed for construction, and adequate working capital to timely fund field operations.

Our highest operational priority in the short-term is to alleviate production constraints to obtain a level of operational cash flow sufficient to fund our cash requirements. We anticipate up to $5 million in additional working capital will be necessary to achieve this objective. Chaparral and KKM have also initiated cost reduction measures to avoid incurring any unnecessary overhead or operating expenses. Primarily, KKM has suspended drilling operations as of October 2001 to allow the ongoing facilities development program to catch up to current and future productive capacity and allow further analysis of available geological data to most efficiently complete the development of the Karakuduk Field. Subject to restructuring the loan with Shell Capital (see below), we expect drilling operations to resume during 2002.

Our short and long-term operational liquidity is also impacted by local oil sales obligations, imposed by the government of Kazakhstan on oil and gas producers to supply local energy needs. Under the terms of its agreement with the government, KKM has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. Through November 19, 2001, however, KKM was required by the government to sell approximately 18.5% of its crude oil on the domestic market. The domestic market does not permit world market prices to be obtained, resulting in approximately $6.0 to $8.0 less cash flow per barrel on 2001 local oil sales. We are taking steps to reduce our local market obligations, including petitioning the government to enforce our rights under KKM's agreement and seeking an exemption from all local market obligations during the early stages of development of the Karakuduk Field. While management believes we will be successful in reducing KKM's local sales requirements, some level of future local market obligation is expected for all oil and gas producers in Kazakhstan, including KKM. If we are unsuccessful in reducing or eliminating our future local sales obligations, we may be required to initiate legal proceedings within Kazakhstan or make a claim under our political risk insurance policy for the breach of our agreement by the government of Kazakhstan. We can provide no assurances that legal proceedings within Kazakhstan would be successful, or that any potential insurance proceeds available under our political risk policy would fully offset losses incurred due to additional local sales requirements. The initiation of formal legal proceedings could lead to more material restrictions of our contractual rights, including our right to develop the Karakuduk Field or sell any of our crude oil production on the export market whatsoever.

Shell Capital loan.
-------------------

As of November 19, 2001, our most significant outstanding indebtedness is our loan with Shell Capital. We entered into the loan on November 1, 1999, to provide up to $24 million of financing for the development of the Karakuduk Field, drawing down a total of $21.5 million of the facility as of December 31, 2000 and the remaining $2.5 million as of May 2001.

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

Per the terms of the loan, project completion occurs when various conditions are met by us and KKM, including, but not limited to: (i) receipt by Shell Capital of an independent engineer's reserve report evidencing proved developed reserves of at least 30 million barrels in the Karakuduk Field, (ii) sustaining average gross production of 13,000 barrels of oil per day from the Karakuduk Field for a period of 45 consecutive days, (iii) sustaining water injection at an average rate of 15,000 barrels per day over 45 consecutive days, (iv) injection of lift gas into one well over a 24-hour period, and (v) various other financial and technical milestones.

In May 2001, the loan was amended to provide Chaparral with up to $8.0 million in uncommitted working capital as a bridge loan, which could be drawn down in increments of $250,000 through August 31, 2001, at the sole discretion of Shell Capital. We borrowed a total of $3.15 million under the bridge loan through August 31, 2001. The principal borrowed under the bridge loan accrues interest at LIBOR plus 17.75% and is subject to an arrangement fee of 2%. Interest payments in the amount of LIBOR plus .50% are due at the end of each month the bridge loan is outstanding. All unpaid interest is added to the outstanding principal balance on each repayment date. The outstanding principal of the bridge loan, plus all accrued interest, was due on or before September 30, 2001.

As an incentive for Chaparral to repay the bridge loan or refinance the entire loan (including the bridge loan), Chaparral's board of directors approved CAP-G's issuance of Series A Preferred shares to Shell Capital. Per the terms of the amendment, if Chaparral failed to repay or refinance the bridge loan on or before September 30, 2001, the Series A Preferred shares automatically convert and entitle Shell Capital to 40% of the distributable profits of CAP-G.

As of September 30, 2001, Chaparral was in default of the loan for failure to pay outstanding principal and interest due on the bridge loan totaling $3.34 million on or before September 30, 2001, failure to make an interest payment totaling $189,280 due September 28, 2001, failure to achieve project completion by September 30, 2001, failure to settle certain accounts payable within 90 days, KKM's failure to obtain Shell Capital's approval prior to entering a short-term debt arrangement, and failure to maintain listing of Chaparral's common stock on one of the major stock exchanges (i.e. Nasdaq, NYSE, or AMEX). We had previously obtained a waiver from Shell Capital regarding the delisting of our common stock from the Nasdaq SmallCap Market, subject to not incurring another event of default under the loan. Shell Capital terminated the waiver due to the other events of default discussed above. Chaparral subsequently repaid all outstanding default interest due under the loan and bridge loan, and KKM repaid the short-term indebtedness obtained without Shell Capital's approval.

As a result of our failure to timely repay the bridge loan, Shell Capital's Series A Preferred shares in CAP-G converted as of October 1, 2001, entitling Shell Capital to 40% of the distributable profits of CAP-G. We have recorded an additional loan discount of $4.37 million, equal to 40% of Chaparral's unamortized costs of acquiring its equity interest in CAP-G, which is estimated to approximate the fair value of the net profits interest transferred to Shell Capital. The discount was fully recognized as interest expense on September 30, 2001, the maturity date of the bridge loan.

We are in active negotiations to restructure the loan with Shell Capital, which has not exercised any of its remedies available under the loan, except for charging a default interest rate of LIBOR plus 19.75% on the outstanding principal balance of the bridge loan. We are attempting to restructure the loan, including obtaining a waiver of all existing events of default and re-acquiring Shell Capital's 40% interest in the distributable profits of CAP-G. However, there can be no assurances that we will be able to re-negotiate the loan on acceptable terms, if at all. If not, Shell Capital could exercise its remedies available under the loan, including calling the entire loan immediately due and payable.

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

     o Project Completion. KKM was required to reach project completion on or before September 30, 2001. Failure to reach project completion is an existing event of default under the loan.

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

     o Market Listing. Chaparral is required to list its common stock on either the Nasdaq Stock Market, American Stock Exchange or the New York Stock Exchange. The delisting of Chaparral's common stock from the Nasdaq SmallCap Market in August 2001 is an event of default under the loan.

As of September 30, 2001, the outstanding loan balance (including the bridge loan) of $32.33 million is comprised of $27.15 million in cash borrowings plus $7.74 million of interest added to the balance as additional principal, net of $2.56 million in unamortized discount. Interest expense for the nine months ended September 30, 2001 totaled $10.01 million, including $5.13 million of interest on outstanding principal and $4.88 million in discount amortization. As the loan is in default, the entire outstanding principal balance is recorded as a current liability.

The terms and conditions and related financing costs of the loan are significant. We estimate approximately $42 to $51 million of future cash flows will be necessary to fully repay the loan and all accrued interest and fees thereon, depending upon the amount of excess cash flows available from operations, if any, to repay the loan prior to scheduled repayments. Future cash flows from operations required for debt service will not be available for other purposes. Our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, or acquisitions is also restricted, as well as our ability to acquire or dispose of significant assets or investments. These restrictions may make us more vulnerable and less able to react to adverse economic conditions. The failure of Chaparral to restructure the loan, including the waiver of all existing defaults and to re-acquire Shell Capital's 40% interest in CAP-G, could result in the loss or significant impairment of our investment in the Karakuduk Field.

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

2.       Results from Operations

Results of Operations for the Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000.
--------------------------------------------------------------------------------

We account for our investment in KKM using the equity method.

Our operations for the quarter ended September 30, 2001 resulted in a net loss of $5.77 million, compared to a net loss of $23.03 million for the quarter ended September 30, 2000. The $17.26 million decrease primarily relates to interest expense from non-recurring transactions in our attempts to finance the development of the Karakuduk Field. Alternatively, we recognized $1.21 million in net equity income from our investment in KKM, reflecting KKM's increase in the production and sale of crude oil during the quarter.

Interest expense decreased from $22.60 million for the quarter ended September 30, 2000 to $6.31 million for the quarter ended September 30, 2001. Interest expense for the current period reflects additional loan discount of $4.37 million recorded and fully amortized as of September 30, 2001 due to the transfer of a 40% interest in the distributable profits of CAP-G to Shell Capital for our failure to repay a $3.15 million bridge loan to Shell Capital on or before September 30, 2001. See Note 7 of the consolidated financial statements. Interest expense for the quarter ended September 30, 2000 reflects a non-recurring, non-cash interest charge of $20.34 million recognized upon conversion of our notes with an aggregate principal amount of $20.85 million into 11,690,259 shares of Chaparral's common stock. The notes' conversion feature, at $1.86 per share, was a "beneficial conversion feature" as addressed in EITF 98-5. EITF 98-5 required the recognition of additional interest expense equal to the face value of the notes, net of original discount of $506,000, upon conversion of the notes.

Interest income increased $369,000 to $372,000 for the three months ended September 30, 2001, due to the impact of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, on the equity method income or losses recognized by Chaparral. We eliminate inter-company interest income from KKM based upon the proportion of equity income or losses recognized from KKM for the respective period. During the three months ended September 30, 2000, we recognized 100% of KKM's equity method income and, therefore, eliminated 100% of our interest income from KKM. As of December 31, 2000, we had recaptured all non-proportional EITF 99-10 losses and currently recognize income from KKM based on our proportional 50% interest. Therefore, 50% of our interest income from KKM was eliminated against equity method income for the quarter ended September 30, 2001.

General and administrative costs decreased from $1.05 million for the three months ended September 30, 2000 to $940,000 for the three months ended September 30, 2001, primarily due to a reduction in professional fees during the current period.

Depreciation and depletion expense increased by $134,000 to $250,000 for the three months ended September 30, 2001, due to the increase in oil production from the Karakuduk Field. Our depreciation and depletion expense was $116,000 for the three months ended September 30, 2000.

Our equity income from investment was $1.21 million for the three months ended September 30, 2001, compared to $736,000 for the three months ended September 30, 2000. During the three months ended September 30, 2001, KKM sold approximately 385,000 barrels of crude oil, recognizing $6.92 million in revenue, or $17.96 per barrel. Associated operating costs were $812,000, or $2.11 per barrel, and associated transportation costs were $1.23 million, or $3.21 per barrel. During the three months ended September 30, 2000, KKM sold approximately 183,000 barrels of crude oil, recognizing $4.34 million in revenue, or $23.72 per barrel. Associated operating costs were $1.52 million, or $8.31 per barrel, and associated transportation costs were $714,000, or $3.90 per barrel. Our equity income or loss from investment also reflects the elimination of $370,000 and $907,000 of inter-company interest income on our loan to KKM for the three months ended September 30, 2001 and 2000, respectively.

Results of Operations for the Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000.
--------------------------------------------------------------------------------

We account for our investment in KKM using the equity method.

Our operations for the nine months ended September 30, 2001 resulted in a net loss of $11.43 million, compared to a net loss of $26.36 million as of September 30, 2000. The $14.93 million net decrease in our loss from operations primarily relates to interest expense from non-recurring transactions in our attempts to finance the development of the Karakuduk Field and the impact of the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities as of January 1, 2001. Alternatively, equity income from our investment in KKM increased by $2.61 million due to KKM's significant increase in the production and sale of crude oil during the period.

Interest expense decreased from $25.29 million for the nine months ended September 30, 2000 to $10.01 million for the nine months ended September 30, 2001. Interest expense for the current period reflects additional loan discount of $4.37 million recorded and fully amortized as of September 30, 2001, due to the transfer of a 40% interest in the distributable profits of CAP-G to Shell Capital for failure to repay a $3.15 million bridge loan to Shell Capital on or before September 30, 2001. See Note 7 of the consolidated financial statements. Interest expense for the quarter ended September 30, 2000 reflects a non-recurring, non-cash interest charge of $20.34 million recognized upon conversion of our notes with an aggregate principal amount of $20.85 million into 11,690,259 shares of Chaparral's common stock. The notes' conversion feature, at $1.86 per share, was a "beneficial conversion feature" as addressed in EITF 98-5. EITF 98-5 required the recognition of additional interest expense equal to the face value of the notes, net of original discount of $506,000, upon conversion of the notes.

As a result of the adoption of SFAS 133, we recognized a loss of $2.52 million as a cumulative effect of change in accounting principal and an additional loss of $607,000 for the nine months ended September 30, 2001 to record the derivatives at their fair value as of the end of the period. See Note 2 to our consolidated financial statements.

Interest income increased $1.18 million from $10,000 for the nine months ended September 30, 2000 to $1.19 million for the nine months ended September 30, 2001. The increase was due to additional financing of KKM's operations in Kazakhstan and the impact of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, on the equity method income or losses recognized by Chaparral. We eliminate inter-company interest income from KKM based upon the proportion of equity income or losses recognized from KKM for the respective period. During the nine months ended September 30, 2000, we recognized 100% of KKM's equity method losses and, therefore, eliminated 100% of our interest income from KKM. As of December 31, 2000, we have recaptured all non-proportional EITF 99-10 losses and recognize income from KKM based on our proportional 50% interest. Therefore, 50% of our interest income from KKM was eliminated against equity method income for the nine months ended September 30, 2001.

General and administrative costs increased from $2.52 million for the nine months ended September 30, 2000 to $3.10 million for the nine months ended September 30, 2001. The $579,000 increase was due to approximately $262,000 in additional insurance expense for premiums on our OPIC political risk insurance policy required by Shell Capital as part of the loan and a $271,000 increase in professional fees associated with the development of the Karakuduk Field.

Depreciation and depletion expense increased by $363,000 to $593,000 for the nine months ended September 30, 2001, due to the increase in oil production from the Karakuduk Field. Our depreciation and depletion expense was $230,000 for the nine months ended September 30, 2000.

Our equity income from investment was $4.21 million for the nine months ended September 30, 2001, compared to $1.60 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, KKM sold approximately 1.36 million barrels of crude oil, recognizing $24.91 million in revenue, or $18.34 per barrel. Associated operating costs were $3.31 million, or $2.44 per barrel, and associated transportation costs were $5.02 million, or $3.69 per barrel. During the nine months ended September 30, 2000, KKM sold approximately 409,000 barrels of crude oil, recognizing $8.89 million in revenue, or $21.75 per barrel. Associated operating costs were $2.32 million or $5.66 per barrel, and associated transportation costs were $1.78 million, or $4.36 per barrel. Our equity income or loss from investment also reflects the elimination of $1.19 million and $2.35 million of inter-company interest income on our loan to KKM for the nine months ended September 30, 2001 and 2000, respectively.

3.       Commodity Prices for Oil and Gas

Our revenues, profitability, growth and value are highly dependent upon the price of oil. Market conditions make it difficult to estimate prices of oil or the impact of inflation on such prices. Oil prices have been volatile, and it is likely they will continue to fluctuate in the future. Various factors beyond our control affect prices for oil, including supplies of oil available worldwide and in Kazakhstan, the ability of OPEC to effectively maintain oil prices through production controls, political instability or armed conflict in Kazakhstan or other oil producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of transportation routes and pipeline capacity, and changes in applicable laws and regulations. Recent events regarding the ongoing military efforts and terrorist activities in Afghanistan and abroad, combined with the significant prospect of a global economic recession, may adversely impact crude oil prices obtainable by KKM for the sale of its crude oil production on both the export and local markets.

4.       Inflation

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars in an offshore bank account outside of Kazakhstan, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhtan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of September 30, 2001, the exchange rate was
147.7 tenge per U.S. dollar.

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

Our loan is subject to a variable quarterly interest rate based upon LIBOR plus 17.75%. As of September 30, 2001, the outstanding loan balance subject to interest was approximately $34.89 million. During the nine months ended September 30, 2001, the high, low, and average interest rates applicable against the loan were 24.27%, 21.41%, and 22.58%, respectively. The terms of the loan are more fully described in Note 7 of our consolidated financial statements. An increase in applicable interest rates will result in a corresponding increase in the interest costs associated with the loan.

Under the original terms of the loan, we must begin repaying the principal balance of the loan on December 31, 2001. The loan stipulates the minimum principal repayments required, but also requires all excess cash flows available from crude oil sales be utilized to repay the loan as quickly as possible. Earlier repayment of the loan results in significantly less interest expense charged on the loan. KKM's ability to generate excess cash flows is dependent upon many factors, including production rates, access to export markets to sell our crude oil production, and the available commodity price of crude oil. Lower crude oil prices could significantly reduce cash flows earned by KKM, which would otherwise be used to prepay the loan. We estimate approximately $42 million to $51 million of net cash flows from oil sales will be required to repay the loan depending upon excess cash flows available to repay principal earlier than scheduled.

To hedge the risk of a drop in commodity prices, we entered into the hedge agreement as part of the loan, paying $4 million for put contracts to sell a total of 1,562,250 barrels of North Sea Brent crude. The exercise prices of the various put contracts range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). During the nine months ended September 30, 2001, the high, low, and average price of the hedge agreement was $999,000, $234,000, and $617,000, respectively. As of September 30, 2001, the put contracts had a fair market value of $392,000. If oil prices drop below the exercise prices of the put contracts, we will generate some income from the hedge contracts. We cannot sell the contracts under the terms of the loan, however, without Shell Capital's approval.

                           Part II- Other Information

Item 3 - Defaults Upon Senior Securities

Chaparral has incurred various material defaults on its loan with Shell Capital, including the failure to pay outstanding principal and interest due on the bridge loan totaling $3.34 million on or before September 30, 2001, failure to make an interest payment totaling $189,280 due September 28, 2001, failure to achieve project completion by September 30, 2001, failure to settle certain accounts payable within 90 days, KKM's failure to obtain Shell Capital's approval prior to entering a short-term debt arrangement, and failure to maintain the listing of Chaparral's common stock on one of the major stock exchanges (i.e. Nasdaq, NYSE, or AMEX). We had previously obtained a waiver from Shell Capital regarding the delisting of our common stock from the Nasdaq SmallCap Market, subject to not incurring another event of default under the loan. Shell Capital terminated the waiver due to the other events of default discussed above. Chaparral subsequently repaid all outstanding interest due under the loan and bridge loan, and KKM repaid the short-term indebtedness obtained without Shell Capital's approval. Default principal and interest in arrears as of November 19, 2001, totaled approximately $3.32 million. See Note 7 to our consolidated financial statements.

We are attempting to restructure the loan with Shell Capital, including obtaining a waiver of all existing events of default and reacquiring Shell Capital's 40% interest in the distributable profits of CAP-G. However, there can be no assurances that we will be able to re-negotiate the loan on acceptable terms, if at all. If not, Shell Capital could exercise its remedies available under the loan, including calling the entire loan immediately due and payable. If we are unable to restructure the loan with Shell Capital, our investment in the Karakuduk Field may be lost.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

We filed a Current Report on Form 8-K, dated August 16, 2001 to report delisting of Chaparral's common stock by the Nasdaq SmallCap Market as of August 9, 2001, and the subsequent waiver of the delisting as an event of default under Chaparral's loan agreement with Shell Capital on August 13, 2001.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 19, 2001



                                Chaparral Resources, Inc.



                                By: /s/  Michael B. Young
                                    --------------------------------------------
                                         Michael B. Young, Treasurer, Controller
                                         and Principal Accounting Officer