Form 10-K
period 2001-12-31
CHAPARRAL RESOURCES INC
filed 2002-04-15
CIK 19252

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001.


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

         YES  |X|          NO  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of April 1, 2002, the aggregate market value of registrant's voting common stock, par value $.0001 per share, held by non-affiliates was $5,992,083.

     As of April 1, 2002, registrant had 14,283,801 shares of its common stock, par value $.0001 per share, issued and outstanding.

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

     Through two of our significant subsidiaries, Central Asian Petroleum (Guernsey), Ltd., a Guernsey company ("CAP-G"), and Central Asian Petroleum, Inc., a Delaware company ("CAP-D"), we own a 50% interest in Closed Type JSC Karakudukmunay ("KKM"), a Kazakh joint stock company that holds a governmental license to develop the Karakuduk Oil Field. Shell Capital, Incorporated ("Shell Capital"), Chaparral's primary creditor, owns a 40% interest in the distributable profits of CAP-G. All references to "Chaparral," "we," "us," and "our" refer to Chaparral Resources, Inc., its subsidiaries, and its 50% interest in KKM, unless indicated otherwise.

     Since 1995, the business of Chaparral has been the development of the Karakuduk Field, a 16,900 acre oil field in the Republic of Kazakhstan. The domestic oil and gas assets of Chaparral were divested during 1996 and 1997 to help fund the development of the Karakuduk Field. The government of the former Soviet Union discovered the Karakuduk Field in 1972 and drilled 22 exploratory and development wells, none of which were produced commercially. KKM began to aggressively develop the Karakuduk Field in early 2000, re-establishing oil production from a majority of the existing wells and drilling a total of 23 new wells through September 2001. KKM intends to fully develop and commercially produce the oil reserves in the Karakuduk Field.

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

     Currently, the Karakuduk Field is our only oil field. We have no other significant subsidiaries besides CAP-G and CAP-D.

Crude Oil Sales
---------------

     We derive all of our revenue through the production and sale of crude oil from the Karakuduk Field. We are in the early stages of development and only began generating revenue from the sale of crude oil during 2000. Crude oil production and related sales, however, have increased materially from 2000 to 2001. KKM recognized $36.57 million in revenue in 2001 from the sale of approximately 2.18 million barrels of crude oil. In 2000, KKM recorded $16.97 million in revenue based upon sales of approximately 765,000 barrels of crude oil. Our financial information relating to operations in the Karakuduk Field is disclosed in the financial statements for KKM and the consolidated financial statements for Chaparral, both of which are included as part of this Annual Report on Form 10-K.

     KKM sells the majority of its crude oil on the export market to Shell Trading International Limited ("STASCO"), an affiliate of Shell Capital. STASCO is responsible for approximately 90% of KKM's oil sales revenue in 2001. KKM has a long-term crude oil sales agreement with STASCO for the sale of 100% of KKM's oil production on the export market. STASCO accepts title of KKM's crude oil at various delivery points outside of Kazakhstan. KKM is responsible for obtaining export quotas and all other permissions from Kazakhstan, Russia, or other relevant jurisdictions necessary to transport and deliver KKM's oil production to STASCO. STASCO is responsible for nominating and coordinating an oil tanker, if necessary, and arranging for the resale/marketing of the crude oil purchased. The crude oil sales agreement with STASCO is effective through 2004, and is renewable thereafter for successive 12-month periods. STASCO may terminate the crude oil sales agreement if KKM does not nominate a sale for six consecutive months, KKM enters into a sales agreement with a third-party, we cease to own at least 50% of KKM, or the loan with Shell Capital is terminated or repaid. KKM may terminate the crude oil sales agreement if the loan is repaid in full or STASCO fails to pay amounts due to KKM.

     The sales price to be received by KKM under the crude oil sales agreement are based upon various factors, including the point of delivery, current market oil prices, the volume and quality of the crude oil delivered, the size and type of tanker utilized (if any), and applicable flat tanker rates (if any). KKM pays STASCO a commission on each oil sale, calculated on a sliding scale based upon total annual crude oil quantities delivered: $0.15 per barrel up to 5 million barrels, $0.10 per barrel from 5 to 10 million barrels, and $0.05 per barrel beyond 10 million barrels. All other prices/costs utilized in the sales price formula are from published sources or are actual costs incurred.

     There are six delivery points under the crude oil sales agreement, including three preferred port facilities on the Black Sea (Novorossiisk, Odessa, and Ventspills) and three onshore pipeline facilities (Dudkovce, Feyeshlitke, and Adamovo). KKM must use its best efforts to deliver crude oil to one of the three port locations. All of KKM's export oil sales to date have been delivered to the Ukranian port of Odessa. The minimum deliverable quantity is approximately 460,000 barrels of crude oil for the port locations and 22,000 barrels for the pipelines. KKM has a contractual right to deliver undersized cargoes to the port facilities, subject to additional freight charges, if a tanker is loaded below its tonnage capacity. Third-party sellers, however, may offset capacity shortages in the tanker, with STASCO's approval.

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

     Shell Capital Services Limited, acting as facility agent, has notified us that Shell Capital's loan with Chaparral is in default, demanded Chaparral accelerate the repayment of the loan, and has initiated legal proceedings against Chaparral and CAP-G to enforce Shell Capital's rights under the loan, which Chaparral and CAP-G are contesting. See Item 3 - Legal Proceedings. KKM, however, has continued to sell its crude oil on the export market to STASCO per the terms of the crude oil sales agreement. If Chaparral is able to refinance the loan with a third-party, the crude oil sales agreement may be terminated by either KKM or STASCO.

     The government of the Republic of Kazakhstan requires oil producers within Kazakhstan to supply a portion of their crude oil production to the local market to meet domestic energy needs. Local market oil prices are significantly lower than prices obtainable on the export market. In 2001, the government required KKM to sell approximately 375,000 barrels of crude oil, or 17% of its total oil sales, to the local market, compared to 161,000 barrels, or 21%, during 2000. Local market prices obtained by KKM are approximately $7 to $10 per barrel below export market prices, net of transportation costs. We have attempted to effect the 100% export of all hydrocarbons produced from the Karakuduk Field through informal discussions with the government of Kazakhstan. While we have been successful in lowering the quantities of local sales required, we have been unable to entirely eliminate our local market obligation. We plan to continue to work with the government to minimize or eliminate KKM's future local sales requirements. If we are unsuccessful, however, we may be required to initiate legal proceedings within Kazakhstan or make a claim under our political risk insurance policy for the breach of our agreement by the government of Kazakhstan. We can provide no assurances that legal proceedings within Kazakhstan would be successful, or that any potential insurance proceeds available under the political risk policy would fully offset losses incurred due to additional local sales requirements. Additionally, the initiation of formal legal proceedings could lead to more material restrictions of our contractual rights, including our right to develop the Karakuduk Field or sell any of our crude oil production on the export market. The future loss of revenue from local sales may be significant enough to prevent us from generating a profit from the Karakuduk Field or generate enough cash flow to meet our working capital needs. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Risks of Oil and Gas Activities
-------------------------------

     The current market for oil is characterized by instability. This instability has caused fluctuations in world oil prices in recent years and there is no assurance of any price stability in the future. The production and sale of oil from the Karakuduk Field may not be commercially feasible under market conditions prevailing in the future. The price we receive for our oil may not be sufficient to generate revenues in excess of our costs of production or provide sufficient cash flow to meet our working capital requirements.

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

     No assurances can be given that we will be able to successfully develop, produce, and market the oil reserves underlying the Karakuduk Field or elsewhere. The development of oil reserves inherently involves a high degree of risk, even though the reserves are proved. Our risks are increased because our activities are concentrated in areas where political or other unknown circumstances could adversely affect commercial development of the reserves. Costs necessary to acquire, explore, and develop oil reserves are substantial. No assurances can be given we will recover the costs incurred to acquire and develop the Karakuduk Field. If the costs incurred exceed our revenues, our operations will not be profitable. Furthermore, if we fail to generate sufficient cash flow from operations to meet our working capital requirements or other long-term debt obligations, we may lose our entire investment in the Karakuduk Field, which is currently pledged as collateral to Shell Capital under the terms of the loan. See Item 3 - Legal Proceedings.

     The development of oil reserves is a high risk endeavor and is frequently marked by unprofitable efforts, such as:

     o    drilling unproductive wells;

     o drilling productive wells which do not produce sufficient amounts of oil to return a profit; and

     o production of developed oil reserves which cannot be marketed or cannot be sold for adequate market prices.

     There are many additional risks incident to drilling for and producing oil and gas. These risks include blowouts, cratering, fires, equipment failure and accidents. Any of these events could result in personal injury, loss of life and environmental and/or property damage. If such an event does occur, we may be held liable and we are not fully insured against these risks. In fact, many of these risks are not insurable. The occurrence of such events that are not fully covered by insurance may require us to pay damages, which would reduce our profits. As of April 1, 2002, we have not experienced any material losses due to these events.

Risks of Foreign Operations
---------------------------

     Our ability to develop the Karakuduk Field is dependent on fundamental contracts with governmental agencies in Kazakhstan, including KKM's "Agreement with the Ministry of Energy and Natural Resources for Exploration, Development, and Production of Oil in the Karakuduk Oil Field" and KKM's petroleum license with the government allowing KKM to operate and develop the Karakuduk Field. Kazakhstan is a relatively new country and, as is inherent in such developing markets, there is some uncertainty as to the status of Kazakh law and the stability of the country and the region.

     The laws of the Republic of Kazakhstan govern our operations and a number of our significant agreements. As a result, we may be subject to arbitration in Kazakhstan or to the jurisdiction of the Kazakh courts. Even if we seek relief in the courts of the United States, we may not be successful in subjecting foreign persons to the jurisdiction of those courts.

     The exportation of oil from Kazakhstan depends on access to transportation routes, particularly the Russian pipeline system. Transportation routes are limited in number, and access to them is regulated and restricted. If any of our agreements relating to oil transportation or marketing are breached, or if we are unable to renew such agreements upon their expiration, we may be unable to transport or market our oil. Also, a breakdown of the Kazakhstan or Russian pipeline systems could delay or even halt our ability to sell oil. Any such event would result in reduced revenues.

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

     KKM has entered into marketing service agreements with KazakhOil and KazTransOil JSC, the state owned pipeline transportation company, whereby KazakhOil and/or KazTransOil will assist KKM with export oil sales under the crude oil sales agreement. The services provided include assistance in obtaining export quotas from the government of the Republic of Kazakhstan, consulting on procedures required for the nomination and delivery of oil sales, obtaining other necessary approvals and permissions, and preparation of relevant documentation. KKM utilized the services of KazTransOil to facilitate export oil sales during 2001 and expects to continue to do so in the future. In February 2002, KazakhOil and KazTransOil merged into a new government owned entity, KazMunayGaz.

Political Risk Insurance
------------------------

     In order to counteract some of these potential difficulties, we obtained political risk insurance through the Overseas Private Investment Corporation ("OPIC"), covering 90% of the book value of our investment in KKM up to a maximum of $50.0 million. The annual premium for the maximum OPIC coverage available to Chaparral is $1.05 million, payable in quarterly installments. Our OPIC policy provides coverage for acts, which could be committed against us by the government of the Republic of Kazakhstan or other parties in times of severe political instability. The OPIC policy generally provides the following types of risk coverage:

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

Environmental Regulations
-------------------------

     We must comply with laws of the Republic of Kazakhstan and international requirements that regulate the discharge of materials into the environment. Furthermore, both our loan and our OPIC political risk insurance policy require that we comply with the World Bank's environment, health, and safety guidelines for onshore oil and gas development. Environmental protection and pollution control could, in the future, become so restrictive as to make production unprofitable. Furthermore, we may be exposed to potential claims and lawsuits involving such environmental matters as soil and water contamination and air pollution. We are currently in compliance with all local and international environmental requirements and are closely monitored by the environmental authorities of the Republic of Kazakhstan. We have not made any material capital expenditures for environmental control facilities and have no plans to do so in the foreseeable future.

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

Employees
---------

     As of April 1, 2002, Chaparral had 6 full-time employees. KKM had 170 employees and retains independent contractors on an as needed basis through Chaparral. We believe that our relationship with our employees and consultants is good.

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

     The Karakuduk Field structure is an asymmetrical anticline located on the Aristan Uplift in the North Ustyurt Basin. Oil was discovered in the structure in 1972, when Kazakhstan was a republic of the former Soviet Union, from Jurassic age sediments between 8,500 and 10,000 feet. The former Soviet Union drilled 22 exploratory and development wells to delineate the Karakuduk Field, discovering the presence of recoverable oil reserves. The productive area of the Karakuduk Field is estimated to contain a minimum of eight separate productive horizons present in the Jurassic formation. None of the original wells were ever placed on commercial production prior to KKM obtaining the rights to the Karakuduk Field.

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

     As of April 1, 2002, KKM has 36 productive wells in the Karakuduk Field, including 23 new wells and 13 re-completions of previously existing delineation wells. The 36 wells include 29 wells currently producing approximately 7,300 barrels of oil per day and 7 which are shut-in for various reasons, including the installation of additional gathering lines and well equipment and additional workover and stimulation operations. Another shut-in well is being considered for future use as an injection well for a pilot waterflood project. KKM implemented an aggressive drilling program during 2000, drilling a total of 12 development wells and re-completing 4 delineation wells using a combination of two drilling rigs and a workover rig. During 2001, KKM drilled an additional 10 development wells and re-completed 7 delineation wells. An additional exploratory well and 2 re-completions were conducted prior to 2000. KKM has successfully completed every well drilled to date. Oil has been recovered from the originally identified J-1, J-2, J-4, J-8, and J-9 formations, along with new discoveries in the J-6, J-7 and J-10 horizons.

     KKM's daily oil production has been limited due to various facility constraints and lack of working capital to fund field operations. KKM is working to alleviate all facility constraints through expansion of its oil storage capacity, installation of additional gathering and processing facilities, commissioning of the oil sales pipeline and completion of the central processing facility. Crude oil production is currently being processed at a pilot facility and trucked to the KKM pump station adjacent to the export pipeline. The pump station is approximately 18 miles from the Karakuduk Field and was placed in service in April 2000. KKM has finished construction of an 18-mile pipeline, capable of transporting up to 18,000 barrels of oil per day to the export pipeline terminal. Test production was successfully delivered through the pipeline to the export pipeline pumping station in April 2002. The pipeline is currently being commissioned and is expected to be operational by mid-2002. Until the pipeline is fully operational, KKM will continue to truck oil production to the pump station at the export pipeline. Maximum crude oil trucking capacity has been approximately 8,500 barrels of oil per day. KKM also expects to commission its central processing unit by mid-2002, with further expansion through 2003 in order to improve its produced water processing capability in the field.

     KKM currently has one workover rig operating in the Karakuduk Field. KKM had two drilling rigs in operation in 2001, one of which was released in April 2001 and the other in October 2001. KKM expects to renew its drilling program in the latter part of 2002 if Chaparral is able to refinance its loan with Shell Capital and adequate financial resources are available to continue the development of the Karakuduk Field. The workover rig is expected to continue operations throughout 2002, performing standard well maintenance, re-completions of existing wells, and down-hole pump installations. We estimate up to 71 new wells will be required to fully develop the Karakuduk Field, of which 20 would eventually be converted into water injection wells. The planned development program includes a pressure maintenance operation that our management believes will enhance ultimate recovery.

     KKM completed a 3-D seismic study in early 2001, which we have, and will continue, to use to optimize location of wells (both producers and injectors) and further define the possible total productive capacity of the Karakuduk Field.

     Chaparral has pledged its investment in KKM and the Karakuduk Field as collateral for its loan with Shell Capital. Shell Capital Services Limited, acting as facility agent, has notified us that the loan with Shell Capital is in default, demanded Chaparral accelerate the repayment of the loan, and has initiated legal proceedings against Chaparral and CAP-G to enforce Shell Capital's rights under the loan, which Chaparral and CAP-G are contesting. See
Item 3 - Legal Proceedings.

     See also Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Reserves
     --------

     As of December 31, 2001, the Karakuduk Field has total estimated proved reserves of approximately 29.92 million barrels, net of government royalty, of which we have a proportional equity interest in approximately 14.96 million barrels, based upon our 50% equity interest in KKM. The reserve disclosure is based upon a reserve study of the Karakuduk Field conducted by Ryder Scott, including data available subsequent to December 31, 2001.

     No reserve estimates have been filed with any Federal authority or other agency since January 1, 2001.

Net Quantities of Oil and Gas Produced
--------------------------------------

     The following table summarized sales volumes, sales prices and production cost information for our net oil and gas production for each of the three years ended December 31, 2001:

                                             As of the Year Ended December 31,
                                           -------------------------------------
                                             1999         2000           2001
                                             ----         ----           ----
Net sales volumes
     Oil (bbls)                             29,625       382,500       1,092,000
     Gas (mcf)                                --            --              --
Average sales price
     Oil (per bbl)                         $  --     $     22.18      $    16.75
     Gas (per mcf)                         $  --     $      --        $     --

Average production cost (per bbl)          $  --     $      4.81      $     2.40


     KKM did not sell any commercial quantities of crude oil prior to 2000. Average sales revenue, net of transportation costs, was approximately $17.98 and $12.95 per barrel for the years ended December 31, 2000 and 2001, respectively. For the same periods, the average transportation costs per barrel were approximately $4.20 and $3.80, respectively.

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

     Productive Wells and Acreage
     ----------------------------

     As of December 31, 2001, we had interests in 36 gross productive oil wells (18 net oil wells), and no producing gas wells. There were no multiple completion wells. Production was from 16,900 gross acres, of which 5,000 acres are developed (2,500 net developed acres).

     Undeveloped Acreage
     -------------------

     As of December 31, 2001, 5,000 acres in the Karakuduk Field are undeveloped (2,500 net undeveloped acres).

Drilling Activity
-----------------

     During the three years ended December 31, 2001, our net interests in exploratory and development wells drilled were as follows:

     Year Ended            Exploratory Wells, Net       Development Wells, Net
    December 31,           ----------------------       ----------------------
                           Productive         Dry       Productive         Dry
                           ----------         ---       ----------         ---
        1999                   .5              --           --              --
        2000                  1.5              --          6.5              --
        2001                   .5              --          8.0              --

     All wells are located in the Republic of Kazakhstan.

     Present Activities
     ------------------

     KKM is not currently engaged in drilling activities, but expects to renew its drilling program during the latter part of 2002 if it can resolve its current legal dispute with Shell Capital and obtain the working capital necessary to renew drilling operations. See Item 3 - Legal Proceedings.

ITEM 3. LEGAL PROCEEDINGS

     On January 15, 2002, Shell Capital Services Limited, acting as facility agent, initiated proceedings against Chaparral in the United Kingdom with the High Court of Justice, Queen's Bench Division. Shell Capital Services alleges in its lawsuit that Chaparral is liable to Shell Capital in the amount of approximately $37.31 million, including accrued and unpaid interest under the terms of the loan. Shell Capital Services further alleges that Chaparral is in default of the loan for the following: failure to pay outstanding principal and interest due on the bridge loan totaling $3.34 million on or before September 30, 2001, failure to achieve project completion by September 30, 2001, failure to settle certain accounts payable within 90 days, failure to maintain listing of Chaparral's common stock on the Nasdaq SmallCap Market, failure to pay approximately $1.68 million in interest and $1.0 million in principal due on the loan as of December 31, 2001, and failure to pay a $24,000 agency fee due to Shell Capital Services on January 1, 2002. As a result of the foregoing alleged defaults, Shell Capital Services claims that the entire outstanding principal balance of the loan, plus accrued interest, fees and other costs associated with the loan is due and payable. Chaparral has filed a notice of its intention to defend the proceedings in the High Court of Justice. Shell Capital Services filed a motion for summary judgment on March 1, 2002, which has tentatively been scheduled for a July 8, 2002 hearing date with the High Court of Justice.

     On February 7, 2002, Shell Capital Services filed an application in the Royal Court of Guernsey Ordinary Court for the compulsory winding up of CAP-G pursuant to Section 94 of the Companies (Guernsey) Law, 1994. Shell Capital Services alleges that CAP-G owes Shell Capital approximately $37.31 million as a co-obligor with Chaparral under the terms of Chaparral's loan with Shell Capital. Shell Capital Services' claims in the Guernsey proceeding are the same as those alleged in the English proceeding against Chaparral, discussed above. CAP-G has filed a response to the Application for Winding Up and has requested the Royal Court to defer the winding up proceedings pending resolution of the proceedings filed by Shell Capital Services against Chaparral in the High Court of Justice in England, on the grounds that CAP-G is a guarantor rather than a co-obligor so that any liability it may have is derivative from that of Chaparral. A hearing has yet to be scheduled in the Royal Court of Guernsey regarding CAP-G's request for deferral of the winding up application.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fiscal quarter ended December 31, 2001.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "CHAR.ob". As of April 1, 2002, we had 1,822 stockholders of record of our common stock. No dividend has been paid on our common stock, and there are no plans to pay dividends in the foreseeable future.

         The following table shows the range of high and low bid prices for each quarter during our last two calendar years ended December 31, 2001 and 2000, as reported by the National Association of Securities Dealers, Inc.:

                                               Price Range
                                               -----------
          Fiscal Quarter Ended               High         Low
         --------------------               ----         ---
          March 31, 2000                   $15.19        $8.00
          June 30, 2000                      9.00         5.88
          September 30, 2000                10.50         3.38
          December 31, 2000                  8.13         3.25
          March 31, 2001                     4.50         2.81
          June 30, 2001                      3.30         2.00
          September 30, 2001                 2.50         1.10
          December 31, 2001                  2.15         1.50

     In August 2001, our common stock was delisted from the Nasdaq SmallCap Market for failure to comply with Nasdaq Marketplace Rules 4350(i)(1)(A), 4350(i)(1)(B) and 4350(i)(1)(D)(ii), which required Chaparral obtain stockholder approval prior to the conversion of its 8% Non-Negotiable Subordinated Convertible Promissory Notes, or notes, into 11,690,259 shares of its common stock on September 21, 2000 and the issuance of 1,612,903 shares of common stock on October 30, 2000. Nasdaq also cited a violation of its annual meeting requirement. The Nasdaq Listing Qualifications Panel did not, however, cite any public interest concerns as a basis for its determination.

     Chaparral's common stock is also subject to the rules and regulations of the SEC concerning "penny stocks." The SEC's rules and regulations generally define a penny stock to be an equity security that is not listed on Nasdaq or a national securities exchange and that has a market price of less than $5.00 per share, subject to certain exceptions. The SEC's rules and regulations require broker-dealers to deliver to a purchaser of penny stock a disclosure schedule explaining the penny stock market and the risks associated with it. Various sales practice requirements are also imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, broker-dealers must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.

     We did not sell any securities since October 1, 2001, which were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA


                                                                        As of or for the Year Ended
                                                                        ---------------------------
                                                                               December 31,
                                                                               ------------
                                                                        (In Thousands of US Dollars)
                                               -----------------------------------------------------------------------------
                                                 2001            2000             1999              1998             1997
                                               -----------------------------------------------------------------------------

Oil and gas sales .......................          --               --               --               --               --
Total revenues ..........................          --               --               --               --               --
Equity in income (loss) from
  investment ...........................       $  4,616         $  2,827         $ (1,849)        $ (1,222)        $   (832)

Net loss ................................       (16,215)         (26,803)          (5,163)          (4,266)          (2,603)
Net loss per
  common share ..........................         (1.16)           (6.01)           (5.63)           (5.14)           (3.76)
Working capital (deficit) ...............       (39,357)            (601)          (2,941)            (287)           3,356
Total assets ............................        69,037           70,156           41,303           34,324           23,519
Long-term obligations and
  redeemable preferred stock ...........          3,900           26,528           14,776            5,060            4,710
Stockholders' equity ....................        25,361           41,926           22,851           27,579           18,578

           Other Data
           ----------

Present value of proved reserves ........        40,344           70,281           61,312             --               --
Proved oil reserves (bbls) ..............        14,961           16,523           10,071             --               --
Proved gas reserves (mcf) ...............          --               --               --               --               --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Liquidity and Capital Resources
----------------------------------

General Liquidity Considerations
--------------------------------

Going Concern
-------------

     Our financial statements have been presented on the basis Chaparral is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. We have recognized recurring operating losses, have a working capital deficiency as of December 31, 2001, and there are uncertainties relating to our ability to meet projected cash flow requirements through 2002. In addition, Shell Capital Services Limited, acting as facility agent, has notified Chaparral that it is in default under its loan with Shell Capital and has issued a notice of acceleration demanding that Chaparral repay the outstanding principal balance, plus all interest and other fees, payable under the loan. Shell Capital Services Limited also initiated legal proceedings against both Chaparral and CAP-G, which both Chaparral and CAP-G are defending. If we are unable to successfully defend against the legal actions of Shell Capital Services Limited or raise the capital necessary to refinance the loan, the result will most likely be the loss of our investment in the Karakuduk Field.

     We are seeking to alleviate these conditions through the restructuring of Chaparral and refinancing of the loan with Shell Capital. In April 2002, Chaparral executed a letter of intent with Central Asian Industrial Holdings, N.V., or CAIH, regarding a possible $12 million capital investment into Chaparral and an amount of debt that is to be determined, in exchange for approximately 60% of Chaparral's common stock. The transaction is subject to a number of conditions precedent, including the approval of Shell Capital, the negotiation and execution of a definitive agreement with CAIH, and the approval of the boards of directors and shareholders of both companies. Chaparral plans to use the capital infusion and debt from CAIH to restructure the loan. The terms of the restructuring would include the cancellation of the common stock warrants held by Shell Capital, CAP-G's reacquisition of the 40% net profits interest held by Shell Capital, waiver of all outstanding defaults including project completion, and adjusting the interest rate on the restructured loan to an undetermined rate below the current interest rate being charged by Shell Capital. Chaparral and CAP-G will continue to contest the legal actions of Shell Capital Services Limited unless and until such time as a transaction with CAIH can be consummated. We cannot provide any assurance, however, that the loan with Shell Capital will be refinanced with CAIH or any other party and, if so, whether the loan would be refinanced on terms and conditions favorable to Chaparral.

Liquidity and Capital Resources
-------------------------------

     We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling costs, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, plant and equipment (generators, pumps, communications, etc.) and other field facilities. We have invested approximately $60.0 million in the development of the Karakuduk Field and have drilled or re-completed 36 productive wells, including 17 wells during 2001. Total capital expenditures for 2001 were approximately $24.85 million in comparison to total capital expenditures of $28.38 million incurred in 2000. Capital expenditures are estimated to be at least $60.0 to $80.0 million for the period from 2002 through 2005, including drilling approximately 37 more wells through this time period.

     We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During the twelve months ended December 31, 2001, KKM sold approximately 2.18 million barrels of crude oil for $28.28 million, net of transportation costs. As of April 1, 2002, daily production, net of royalty, is approximately 7,300 barrels per day from 29 of the 36 productive wells in the field. The remaining 7 wells are shut-in for various reasons, including installation of additional gathering lines and well equipment and additional workover and well stimulation operations to bring wells on to primary production. Another shut-in well is being considered for future use as an injection well for a pilot waterflood project.

     KKM's maximum daily production is also restrained by certain field facility constraints, which KKM is attempting to alleviate through the expansion of oil storage capacity, installation of additional gathering and processing facilities, commissioning of an oil sales pipeline, installation of down hole pumps for artificial lift, and completion of the central processing facility. Crude oil production is currently being processed at a pilot facility and trucked to the KKM pump station adjacent to the export pipeline. The pump station is approximately 18 miles from the Karakuduk Field and was placed in service in April 2000. KKM has finished constructing an 18-mile pipeline, capable of transporting up to 18,000 barrels of oil per day to the export pipeline terminal. Test production was successfully delivered through the pipeline to the export pipeline pumping station in April 2002. The pipeline is currently being commissioned and is expected to be operational by mid-2002. Until the pipeline is fully operational, KKM will continue to truck oil production to the pump station at the export pipeline. Maximum crude oil trucking capacity has been approximately 8,500 barrels of oil per day. KKM also expects to commission its central processing unit by mid-2002, with further expansion through 2003 in order to improve its produced water processing capability in the field.

     In the short-term, we expect to maintain net daily production of approximately 7,300 barrels of oil per day through the second quarter of 2002 as these various restrictions are addressed. No assurances may be provided, however, that production constraints will be alleviated as expected, due to potential factors such as delays in obtaining necessary regulatory approvals, inaccessibility of contractors and materials needed for construction, and adequate working capital to timely fund field operations.

     Our highest operational priority in the short-term is to refinance the loan with Shell Capital and obtain additional working capital necessary to alleviate production constraints in order to obtain a level of operational cash flow sufficient to fund our future cash requirements. We anticipate up to $8.5 million in additional working capital will be necessary to achieve this objective. Chaparral and KKM have also initiated cost reduction measures to avoid incurring any unnecessary overhead or operating expenses. Primarily, KKM has suspended drilling operations as of October 2001 to allow the development of the facilities program to continue in order to process current and future productive capacity. This will also allow further analysis of available geological data to most efficiently complete the development of the Karakuduk Field. Subject to refinancing the loan with Shell Capital (see below), we expect drilling operations to resume in the latter part of 2002.

     Our short and long-term operational liquidity is also impacted by local oil sales obligations, imposed by the government of Kazakhstan on oil and gas producers to supply local energy needs. Under the terms of our agreement with the government, KKM has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, in 2001, the government required KKM to sell approximately 375,000 barrels of crude oil, or 17% of its total oil sales, to the local market, compared to 161,000 barrels, or 21%, during 2000. Local market prices obtained by KKM are approximately $7 to $10 per barrel below export market prices, net of transportation costs. We have attempted to effect the 100% export of all hydrocarbons produced from the Karakuduk Field through informal discussions with the government of Kazakhstan. While we have been successful in lowering the quantities of local sales required, we have been unable to entirely eliminate our local market obligation. We plan to continue to work with the government to minimize or eliminate KKM's future local sales requirements. If we are unsuccessful, however, we may be required to initiate legal proceedings within Kazakhstan or make a claim under our political risk insurance policy for the breach of our agreement by the government of Kazakhstan. We can provide no assurances that legal proceedings within Kazakhstan would be successful, or that any potential insurance proceeds available under the political risk policy would fully offset losses incurred due to additional local sales requirements. Additionally, the initiation of formal legal proceedings could lead to more material restrictions of our contractual rights, including our right to develop the Karakuduk Field or sell any of our crude oil production on the export market. The future loss of revenue from local sales may be significant enough to prevent us from generating a profit from the Karakuduk Field or generate enough cash flow to meet our working capital needs.

Shell Capital loan
------------------

     As of April 1, 2002, our most significant outstanding indebtedness is our loan with Shell Capital. We entered into the loan in November 1999, to provide us with up to $24.0 million of financing for the development of the Karakuduk Field. Chaparral borrowed $21.5 million under the loan as of December 31, 2000 and the remaining $2.5 million as of May 2001.

     The loan accrues interest at an annual rate of LIBOR plus 17.75%, compounding quarterly prior to project completion, which consists of various financial and technical milestones in the development of the Karakuduk Field.

Prior to project completion, an interest amount, equal to an annual rate of LIBOR plus .50%, is payable quarterly to Shell Capital. The annual interest rate is reduced to LIBOR plus 12.75% after project completion. The remaining unpaid interest is added to the loan balance at the end of each quarter. After project completion, all quarterly interest on the outstanding loan is fully due and payable at the end of each calendar quarter.

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

     As an incentive for Chaparral to repay the bridge loan or refinance the entire loan (including the bridge loan), Chaparral's board of directors approved CAP-G's issuance of Series A Preferred shares to Shell Capital. Per the terms of the amendment, if Chaparral failed to repay or refinance the bridge loan on or before September 30, 2001, the Series A Preferred shares automatically convert and entitle Shell Capital to 40% of the distributable profits of CAP-G. CAP-G did not have any distributable profits as of April 1, 2002.

     Chaparral did not reach project completion on or before September 30, 2001. Chaparral had previously requested that Shell Capital waive or revise the project completion definition due to our belief that the production levels and certain technical requirements of project completion were unattainable and not necessary or prudent in the time frame specified under the loan. Shell Capital, however, refused to waive or revise the project completion definition. As a result of Chaparral's failure to timely repay the bridge loan, Shell Capital's Series A Preferred shares in CAP-G converted as of October 1, 2001, entitling Shell Capital to 40% of the distributable profits of CAP-G.

     In October 2001, Chaparral received a notice of default from Shell Capital, notifying us that the following events of default had occurred under the loan: failure to pay outstanding principal and interest due on the bridge loan totaling $3.34 million on or before September 30, 2001, failure to pay interest due on the loan totaling approximately $189,000 on September 28, 2001, failure to achieve project completion by September 30, 2001, failure to settle certain accounts payable within 90 days, KKM's failure to obtain Shell Capital's approval prior to entering a short-term debt arrangement, and failure to maintain listing of Chaparral's common stock on one of the major stock exchanges (i.e. Nasdaq, NYSE, or AMEX). Chaparral subsequently repaid the default interest as of September 30, 2001 on both the loan and the bridge loan, and KKM repaid the short-term indebtedness obtained without Shell Capital's approval.

     In January 2002, Chaparral received a second notice of default under the loan, along with a notice accelerating the payment of $37.29 million in outstanding principal, interest, and other fees and expenses due under our existing loans with Shell Capital. Shell Capital Services Limited, as facility agent, also initiated legal proceedings against Chaparral in the United Kingdom and against CAP-G in the Isle of Guernsey to enforce Shell Capital's rights under the loan. Chaparral and CAP-G are contesting the actions of Shell Capital in their respective jurisdictions. See Item 3 - Legal Proceedings.

     The second default notice stipulated various events of default in addition to those previously disclosed above, including the Company's failure to pay approximately $1.68 million in interest and $1.0 million in principal due on the loan as of December 31, 2001, failure to pay a $24,000 agency fee due to Shell Capital Services Limited on January 1, 2002, Chaparral's failure to pay franchise taxes due on or before December 1, 2001, and KKM's failure to timely pay local salaries due in Kazakhstan. The franchise taxes and KKM local salaries were subsequently paid.

     The acceleration notice demands that Chaparral immediately pay the entire outstanding principal amount plus all interest and other fees payable under the loan, or Shell Capital Services Limited, as facility agent, will pursue available remedies under the loan. Such remedies include taking ownership of Chaparral's investment in the Karakuduk Field. Furthermore, Shell Capital has applied the default interest rate allowed under the loan of LIBOR plus 19.75%, compounded daily, against the principal and interest due for the bridge loan as of September 30, 2001, and the principal and interest payments due on the loan as of January 1, 2002. The remaining balance of the loan accrued interest at LIBOR plus 17.75% through January 14, 2002 and began accruing interest at the default rate of LIBOR plus 19.75%, compounded on a daily basis, thereafter.

     In April 2002, Chaparral executed a letter of intent with CAIH regarding a possible $12 million capital investment into Chaparral and an amount of debt that is to be determined, in exchange for approximately 60% of our common stock. The transaction is subject to a number of conditions precedent, including the approval of Shell Capital, the negotiation and execution of a definitive agreement with CAIH, and the approval of the boards of directors and shareholders of both companies. Chaparral plans to use the capital infusion and debt from CAIH to restructure the loan. The terms of the restructuring would include the cancellation of the common stock warrants held by Shell Capital, CAP-G's reacquisition of the 40% net profits interest held by Shell Capital, waiver of all outstanding defaults including project completion, and adjusting the interest rate on the restructured loan to an undetermined rate below the current interest rate being charged by Shell Capital. Chaparral and CAP-G are contesting the legal actions of Shell Capital Services Limited unless and until such time as a transaction with CAIH can be consummated. We cannot provide any assurance, however, that the loan with Shell Capital will be refinanced with CAIH or any other party and, if so, the loan would be refinanced on terms and conditions favorable to Chaparral.

     The failure of Chaparral to refinance the loan, including the waiver of all existing defaults and the re-acquisition of Shell Capital's 40% interest in CAP-G, will most likely result in the loss or significant impairment of our investment in the Karakuduk Field.

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

Inflation
---------

     We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the tenge. KKM retains the majority of cash and cash equivalents in U.S. dollars in an offshore bank account outside of Kazakhstan, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of December 31, 2001, the exchange rate was
150.20 tenge per U.S. dollar.

Critical Accounting Policies
----------------------------

     Application of generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. In addition, alternatives can exist among various accounting methods. In such cases, the choice of accounting method can also have a significant impact on reported amounts.

     Our determination of proved oil and gas reserve quantities, the application of the full cost method of accounting for KKM's exploration and production activities, and the application of standards of accounting for derivative instruments and hedging activities require management to make numerous estimates and judgments.

     Investment in KKM and Other Oil and Gas Property Costs - Chaparral accounts for its investment in KKM using the equity method. We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including directly related overhead costs, are capitalized.

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

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of the future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

     Reserves - Estimates of our proved oil and gas reserves are prepared by Ryder Scott, an independent petroleum engineering firm, in accordance with guidelines established by the SEC. Those guidelines require that reserve estimates be prepared under existing economic and operating conditions with no provisions for increases in commodity prices, except by contractual arrangement. Estimation of oil and gas reserve quantities is inherently difficult and is subject to numerous uncertainties. Such uncertainties include the projection of future rates of production and the timing of development expenditures. The accuracy of the estimates depends on the quality of available geological and geophysical data and requires interpretation and judgment. Estimates may be revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Our estimates of reserves are expected to change as additional information becomes available.

     Derivative Financial Instruments and Hedging Activities - We account for our investment in derivative financial instruments in accordance with SFAS 133, Accounting for Derivative Financial Instruments and Hedging Activities, as amended. As a result, we recognize all derivative financial instruments in our financial statements at fair value, regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

2. Results from Operations

Results of Operations Year Ended December 31, 2001 Compared to
Year Ended December 31, 2000
--------------------------------------------------------------------------------

     We account for our investment in KKM using the equity method.

     Our operations for the year ended December 31, 2001 resulted in a net loss of $16.22 million compared to a net loss of $26.80 million as of December 31, 2000. The $10.58 million decrease in our loss from operations primarily relates to decreases in interest charges from non-recurring transactions incurred during 2000 in our attempt to finance the development of the Karakuduk Field, net of associated increases in general and administrative costs and the impact of the adoption of FSAS 133, Accounting for Derivative Instruments and Hedging Activities during 2001. Equity income from our investment in KKM increased by $1.79 million due to KKM's increase in the production and sale of crude oil during the period.

     Interest expense decreased from $27.03 million in 2000 to $14.45 million in 2001. Interest expense for the current period reflects $10.01 million recognized on our loan with Shell Capital, including $6.91 million in interest on outstanding principal and $3.10 million in discount amortization, of which $2.42 million was expensed in the fourth quarter of 2001 upon the receipt of notices of default and acceleration from Shell Capital. Additionally, we recognized $4.37 million in interest expense due to the transfer of a 40% interest in the distributable profits of CAP-G to Shell Capital for failure to repay the bridge loan to Shell Capital on or before September 30, 2001. Comparatively, during 2000, we incurred $5.29 million in interest expense on the loan and $909,000 in amortization of associated debt issuance costs. Approximately $3.48 million was reclassified to the principal balance of the loan as of December 31, 2000. See
Note 7 to our consolidated financial statements for the year ended December 31, 2001.

     Interest expense for the period ended December 31, 2000 also reflects a non-recurring, non-cash interest charge of approximately $20.34 million recognized upon the conversion of $20.85 million of notes into 11,690,259 shares of our common stock at a conversion price of $1.86 per share. The conversion feature of the notes was a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. EITF 98-5 required the recognition of additional interest expense equal to the face value of the notes, net of original discount of $506,000, upon conversion. See Note 8 to our consolidated financial statements for the year ended December 31, 2001.

     As a result of the adoption of SFAS 133, we recognized a loss of $2.52 million as a cumulative effect of change in accounting principal and an additional loss of $237,000 for the year ended December 31, 2001 to record the derivatives at their fair value as of the end of the period. See Note 5 to our consolidated financial statements for the year ended December 31, 2001.

     Interest income decreased $478,000 to $1.45 million in 2001, compared to $1.93 million in 2000. The decrease was primarily due to lower interest rates during 2001. The loan with KKM accrues interest at an annual rate of LIBOR plus 1%. The average interest rate charged during 2000 was approximately 7.3% compared to approximately 5.1% during 2001.

     General and administrative costs increased from $3.69 million as of December 31, 2000 to $4.33 million as of December 31, 2001. The $637,000 change was principally due to an approximate $682,000 increase in insurance expense including additional OPIC political risk insurance premiums of $271,000, and additional amortization of transportation risk insurance of $411,000, which was fully amortized during the fourth quarter of 2001 due to the current status of the Shell Capital loan. See Notes 6 and 7 to our consolidated financial statements for the year ended December 31, 2001.

     Depreciation and depletion expense increased $332,000 from $421,000 in 2000 to $753,000 in 2001, due to additional depletion of acquisition costs of our investment in KKM. Our depletion expense was $730,000 in 2001 compared to $403,000 in 2000, resulting from increased production from the Karakuduk Field.

     Our equity income from investment was $4.62 million in 2001, compared to $2.83 million in 2000. The net change of $1.79 million was the result of increased crude oil production and sales by KKM during 2001, partially offset by a decrease in crude oil prices during the same period. KKM sold 2.18 million barrels of crude oil in 2001, generating revenues of $36.58 million, or $16.75 per barrel, compared to sales of approximately 765,000 barrels of crude oil in 2000, generating $16.97 million, or $22.18 per barrel. From 2000 to 2001, KKM increased crude oil sales by 185%, generating a corresponding increase in oil sales revenue of 116%. Transportation costs were $8.30 million in 2001, or $3.80 per barrel, compared to $3.21 million in 2000, or $4.20 per barrel, reflecting a decrease of transportation costs on a per barrel basis of approximately 9.5%. Operating costs increased in aggregate from 2000 to 2001, with current year operating costs of $5.25 million, or $2.40 per barrel, compared to $3.68 million, or $4.81 per barrel, in the prior period. The approximate 50% decrease in operating cost per barrel is due to the significant increase in crude oil production during the period in relation to field level operating costs necessary to achieve such production increases. Our equity income from investment also reflects the elimination of $1.45 million of intercompany interest income on the loan to KKM. See Notes 4 and 15 to our consolidated financial statements for the year ended December 31, 2001.

Results of Operations Year Ended December 31, 2000 Compared to
Year Ended December 31, 1999
--------------------------------------------------------------------------------

     We account for our investment in KKM using the equity method.

     Our operations for the year ended December 31, 2000 resulted in a net loss of $26.80 million compared to a net loss of $5.16 million as of December 31, 1999. The $21.64 million increase in net loss relates to interest charges and associated increases in general and administrative costs incurred in 2000 in our efforts to finance the development of the Karakuduk Field. As a partial offset to these additional expenses, we recognized equity income from our investment in KKM due to KKM's significant increase in the production and sale of crude oil during the year.

     Interest expense increased from $523,000 in 1999 to $27.03 million in 2000, primarily due to interest charges on our convertible notes and financing costs of our loan with Shell Capital. Approximately $20.34 million of interest expense was a non-cash charge recognized upon the September 2000 conversion of $20.85 million of notes into 11,690,259 shares of our common stock at a conversion price of $1.86 per share. The conversion feature of the notes was a "beneficial conversion feature" as addressed in EITF 98-5, whereby a portion of the proceeds received from the notes was allocable to the conversion feature contained therein. The value assigned to the conversion feature was determined as the difference between the market price of our common stock on the date of issuance and the conversion price, multiplied by the number of shares to be received upon conversion, which was approximately $120 million. As the conversion price contained in the notes was substantially below the market price, the value under the above formula significantly exceeded the net proceeds from the notes. Under EITF 98-5, the discount assigned to the conversion feature is limited to the total proceeds allocated to the convertible instrument. Accordingly, upon conversion of the notes, we recorded additional interest expense and additional paid in capital equal to $20.34 million, the face amount of the notes net of original discount. An additional $1.24 million in interest expense was incurred on the notes in 2000, from discount amortization and accrued interest on the notes through the date of conversion. We had accrued a total of $126,000 in interest expense on the notes as of December 31, 1999. See Note 8 to our consolidated financial statements for the year ended December 31, 2001.

     During 2000, we borrowed $21.50 million under our Shell Capital loan, recognizing $4.38 million in interest expense on the loan and $909,000 in amortization of associated debt issuance costs. Approximately $3.48 million was reclassified to the principal balance of the loan as of December 31, 2000. We did not have any interest charges associated with the loan during 1999. See Note 7 to our consolidated financial statements for the year ended December 31, 2001.

     Interest income increased $1.24 million to $1.93 million in 2000, compared to $692,000 in 1999. The increase was primarily due to additional financing of KKM's operations in Kazakhstan and recognition of additional interest income of $232,000 from the application of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses.

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

The remaining increase in general and administrative costs was associated with maintaining the Shell Capital loan and heightened operational activity in the Karakuduk Field. See Note 6 to our consolidated financial statements for the year ended December 31, 2001.

     Depreciation and depletion expense increased $390,000 from $31,000 in 1999 to $421,000 in 2000, due to additional depletion of acquisition costs of our investment in KKM. Our depletion expense was $403,000 in 2000 compared to $9,000 in 1999, based on the increase in oil production from the Karakuduk Field.

     Our equity income from investment was $2.83 million in 2000, compared to an equity loss of $1.85 million in 1999. The net change of $4.68 million was the result of several factors. During 2000, KKM sold approximately 765,000 barrels of crude oil, recognizing $16.97 million, or $22.18 per barrel, in revenue. Transportation costs associated with 2000 sales were $3.21 million, or $4.20 per barrel. Operating costs associated with 2000 sales were $3.68 million, or $4.81 per barrel. KKM did not have any commercial oil sales prior to 2000, therefore there are no comparable oil sales revenue or operating costs from prior periods. We recognized $683,000 of additional equity losses during 1999 due to the application of EITF 99-10. All of these losses were recaptured during 2000. Our equity income from investment also reflects the elimination of $1.44 million of intercompany interest income on the loan to KKM. See Note 4 to our consolidated financial statements for the year ended December 31, 2001.

     During 2000, we paid $4.0 million for put contracts to sell 1,562,250 barrels of North Sea Brent crude. We amortized the hedge contracts ratably over the period the underlying contracts expire, recognizing $482,000 in hedging losses as of December 31, 2000. See Note 5 to our consolidated financial statements for the year ended December 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to various market risks, including interest rate risk and commodity price risk.

     Shell Capital Services Limited, acting as facility agent, has notified Chaparral that it is in default under its loan with Shell Capital and has issued a notice of acceleration as of January 14, 2002, demanding that Chaparral immediately repay the outstanding principal balance, plus all interest and other fees, payable under the loan. Shell Capital Services Limited also initiated legal proceedings against both Chaparral and CAP-G, which both Chaparral and CAP-G are defending. If we are unable to successfully defend against the legal actions of Shell Capital Services Limited or raise the capital necessary to refinance the loan, the result will most likely be the loss of our investment in the Karakuduk Field. See Item 3 - Legal Proceedings.

     The loan is subject to a variable default interest rate based upon LIBOR plus 19.75%. As of December 31, 2001, the outstanding loan balance subject to interest was approximately $34.90 million. During 2001, the high, low, and average interest rates applicable against the loan were 24.27%, 20.34%, and 22.25%, respectively. The loan is more fully described under "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Shell Capital Loan."

     To partially hedge the risk of a drop in commodity prices, we entered the hedge agreement as part of the loan, paying $4.0 million for put contracts to sell approximately 1.56 million barrels of North Sea Brent crude in February 2000. We had remaining put contracts to sell approximately 1.37 million barrels of North Sea Brent crude as of December 31, 2000, 753,000 which expired ratably during 2001 at a rate of 62,750 barrels per month at a weighted average exercise price of $19.54 per barrel. The remaining 621,000 barrels expire ratably from January 2002 through December 2002 at a rate of 51,750 barrels per month at a weighted average exercise price of $17.68 per barrel. During 2001, the high, low, and average price of the hedge agreement was $762,000, $234,000, and $475,000, respectively. As of December 31, 2001, the put contracts had a fair market value of $762,000. We do not expect to recover any material future economic value from the hedge contracts before the put contracts expire as of December 31, 2002, based on the current market price of crude oil in comparison to the strike price of the outstanding put contracts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of April 1, 2002, the following table sets forth the names and ages of our directors and executive officers of Chaparral, the principal offices and positions with Chaparral held by each person and the date such person became a director or executive officer. The executive officers are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of stockholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by our bylaws.



Name of Director or Officer and
      Position in Chaparral      Since      Age                     Principal Occupation During the Last 5 Years
      ---------------------      -----      ---                     --------------------------------------------

John G. McMillian                1997       75         Mr. McMillian has served as the Chairman of the Board of Chaparral and
Co-Chairman and                                        Chief Executive Officer since January 1999 and Co-Chairman of the Board
Chief Executive Officer                                since May 1999. From May 1997 to January 1999, Mr. McMillian served as a director of Chaparral. Mr. McMillian served as the Chairman, President, and
                                                       Chief Executive Officer of Allegheny & Western Energy Corporation, an oil
                                                       and gas company, from 1987 to 1995. Mr. McMillian founded Northwest Energy
                                                       Company, a major supplier of natural gas, and served as its Chairman and
                                                       Chief Executive Officer from 1973 to 1983. From 1986 to 1989, Mr. McMillian was the owner, Chairman and Chief Executive Officer of Burger Boat Company,
                                                       a boat manufacturing company. McMillian has served as a director of
                                                       Excalibur Technologies and as a member of its Audit Committee since 1996.

James A. Jeffs                   1999       50         Mr. Jeffs has served as the Co-Chairman of the Board of Chaparral since May
                                                       1999. Since 1994, Mr. Jeffs has served as Managing Director and the Chief
                                                       Investment Officer for The Whittier Trust Company, a trust and investment management company, with substantial oil and gas interests. From 1993 to
                                                       1994, Mr. Jeffs was a Senior Vice President of Union Bank of California.
                                                       Mr. Jeffs was the Chief Investment Officer of Northern Trust of California,
                                                       N.A., a trust and investment management company, from 1992 to 1993. Mr.
                                                       Jeffs was Chief Investment Officer and Senior Vice President of Trust
                                                       Services of America, a trust and investment management company, from 1988 to 1992 and served as President and Chief Executive Officer of TSA Capital
                                                       Management, an institutional investment management company, during that period.



David A. Dahl                    1997       40         Mr. Dahl served as Secretary of Chaparral from August 1997 until May 1998.
Director                                               Currently, Mr. Dahl is the President of Whittier Energy Company, an oil and
                                                       gas exploration and production company, a position that he has held since
                                                       1997. Since 1996, Mr. Dahl has also served as the President of Whittier
                                                       Ventures, LLC, a private investment entity. Since 1993, Mr. Dahl has been a
                                                       Vice President of Whittier Trust Company, an investment management trust company.


Ted Collins, Jr.                 1997       63         Mr. Collins has been the President of Collins & Ware Investments Company, a
Director                                               private investment company, since June 2000. From 1988 to 2000, Mr. Collins was the President of Collins & Ware, Inc., an independent oil and gas company. From 1982 to 1988, Mr. Collins was the President of Enron Oil &
                                                       Gas Co., an oil and gas company. Beginning in 1969 and until 1982, Mr.
                                                       Collins was an Executive Vice President and director of American Quasar
                                                       Petroleum Co., an oil and gas company. Mr. Collins also serves on the Board of Directors of Hanover Compression Company and Encore Acquisition Company.

Richard L. Grant                 1998       47         Mr. Grant is the President and Chief Executive Officer of Tractebel LNG
Director                                               LLC, an importer of liquefied natural gas, a position he has held since
                                                       September 2000. Since September 1998, Mr. Grant has served as the President of the same Company. Mr. Grant served in various capacities at Mountaineer
                                                       Gas Company, the largest natural gas distribution company in West Virginia, including President, from September 1988 to August 1998, and Executive Vice
                                                       President and General Counsel, from 1986 to 1988. Mr. Grant was an engineer and legal counsel for the Cincinnati Gas & Electric Company from 1980 to
                                                       1986.

Michael B. Young                 1998       33         Mr. Young has been the Treasurer, Controller and Principal Financial and
Treasurer and Controller                               Accounting Officer of Chaparral since February 1998. From June 1991 to
                                                       February 1998, he was a Tax Manager in the oil and gas tax practice of
                                                       Arthur Andersen LLP, an accounting firm.

Alan D. Berlin                   1997       61         Since 1995, Mr. Berlin has been a partner of the law firm Aitken Irvin
Secretary                                              Berlin & Vrooman, LLP. He was engaged in the private practice of law for over five years prior to joining Aitken Irvin. Mr. Berlin was the Secretary of Chaparral from January 1996 to August 1997 and, since June 1998, has served the Company in the same position. From 1985 to 1987, Mr. Berlin was the President of the International Division of Belco Petroleum Corp. and
                                                       held various other positions with Belco Petroleum Corp. from 1977 to 2001.

                                                                21

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of the Forms 3 and 4 and any amendments furnished to Chaparral during our fiscal year ended December 31, 2001, and Form 5 and any amendments furnished to Chaparral with respect to the same fiscal year, we believe that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows the compensation paid by Chaparral for services rendered by Mr. McMillian who is currently the Chief Executive Officer and Co-Chairman of the Board, Mr. Jeffs who is currently Co-Chairman of the Board, and Mr. Young, who is the Treasurer, Controller, and Principal Financial and Accounting Officer of Chaparral. There were no other executive officers of Chaparral whose annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2001.

Summary Compensation Table.

                              ----------------------------------------------------------------------------------------
                                      Annual Compensation                        Long-Term Compensation
                              -----------------------------------    -------------------------------------------------
                                                                                   Awards                   Payouts
                                                                     ------------------------------------ ------------

   Name and                                           Other          Restricted         Securities
      Annual                                          Annual        Stock Awards        Underlying         LTIP         All Other
 Principal Position     Year    Salary       Bonus   Compensation        ($)          Options/SARs (#)   Payouts ($)  Compensation
 ------------------     ----    ------       -----   ------------        ---          ----------------   ----------   -------------

John G. McMillian       2001  $162,000(1)     --           --              --                --               --           --
   Chief Executive      2000  $137,500        --           --              --                --               --           --
   Officer (1/99 to
   Present)
James A. Jeffs          2001  $162,000(2)     --           --              --                --               --           --
     Co-Chairman
  (1/99 to Present)
Michael B. Young        2001  $162,000        --           --              --                --               --           --
   Treasurer and        2000  $150,000        --           --              --                --               --           --
   Controller           1999  $ 89,167     $42,500(3)      --              --                --               --           --


1.   Mr. McMillian received cash compensation of $114,750 in December 31, 2001.
     The remaining $47,250 has been recorded in Chaparral's financial statements as accrued compensation.
2. Mr. Jeffs' did not receive any cash compensation during the year 2001. The outstanding balance of $162,000 has been recorded in Chaparral's financial statements as accrued compensation.
3.   Mr. Young received $42,500 in cash bonuses during 1999.

Options/SAR Grants.

     For the fiscal year ended December 31, 2001, we did not grant any options.

Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table.


                      Number of Securities Underlying            Value of Unexercised In-the-Money
                        Unexercised Options/SARs at                       Options/SARs at
                             December 31, 2001                           December 31, 2001
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

     Additionally, no options were exercised in fiscal year 2001.

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

Compensation of Directors.

     During the fiscal year ended December 31, 2001, Chaparral implemented a standard compensation arrangement for its directors, including providing $1,500 in compensation to each director for each board or committee meeting attended and paying each director $2,500 quarterly for serving on Chaparral's board.

Stock Performance Graph

Comparison of Five Year Cumulative Total Return
-----------------------------------------------

     The following line graph compares the total returns (assuming reinvestment of dividends) of common stock, the Nasdaq Market Index and the SIC Code Index for the five year period ending December 31, 2001.



                                            1996       1997        1998       1999       2000       2001
                                            ----       ----        ----       ----       ----       ----

CHAPARRAL RESOURCES, INC.                   100.00     228.56      31.43       12.00      5.52       2.30
SIC CODE INDEX                              100.00     101.56      81.35       99.37    126.24     115.83
NASDAQ MARKET INDEX                         100.00     122.04      172.13     303.59    190.82     152.11




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

     In June 2001, Chaparral's stockholders approved the 2001 Stock Incentive Plan, which sets aside 2.14 million shares of Chaparral's common stock for issuance to Chaparral's officers, directors, employees, and consultants. Chaparral has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2001.

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


                           Compensation Committee
                           of the Board of Directors,

                           Richard L. Grant, Chairman
                           James A. Jeffs
                           David A. Dahl

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of April 1, 2002, with respect to our directors, named executive officers and each person who is known by us to own beneficially more than 5% of our common stock, and with respect to shares owned beneficially by all of our directors and executive officers as a group. The address for all of our directors and executive officers of Chaparral is 16945 Northchase Drive, Suite 1620, Houston, Texas 77060.


                                                                              Amount and Nature of      Percent of
                                                                              Beneficial Ownership        Common
       Name of Beneficial Owner                       Position                         (1)               Stock (1)
---------------------------------------  -----------------------------------  ----------------------    ------------

Allen & Company Incorporated                            --                            5,732,823(2)         40.00%
711 Fifth Avenue
New York, New York 10022

Whittier Ventures, LLC                                  --                            2,319,169(3)         16.23%
1600 Huntington Drive
South Pasadena, California 91030

Capco Resources, Ltd.                                   --                            1,612,903            11.29%
444 5th Avenue SW
Suite 2240
Calgary, Alberta
Canada  T2P2T8

Shell Capital Incorporated                              --                            1,785,455(4)         11.11%
910 Louisiana
Suite 500
Houston, Texas 77002

John G. McMillian                        Co-Chairman of the Board and                   386,303(5)          2.70%
                                         Chief Executive Officer

James A. Jeffs                           Co-Chairman of the Board                     2,329,498(6)         16.30%

David A. Dahl                            Director                                     2,320,587(7)         16.24%

Ted Collins, Jr.                         Director                                            --              *

Richard L. Grant                         Director                                            --              *

Judge Burton B. Roberts                  Former Director                                     --(8)           *

Michael B. Young                         Treasurer & Controller                           1,835(9)           *

All current directors and executive                     --                            2,722,306(10)        19.02%
officers as a group (eight persons)

---------
* Represents less than 1% of the shares of Common Stock outstanding.

(1) Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of Chaparral.
(2) In accordance with Rule 13d-3(d)(1)(i)(A), includes 48,284 shares underlying warrants to purchase shares of Common Stock. Allen & Company is a wholly owned subsidiary of Allen Holding Inc., and, consequently, Allen Holding may be deemed to beneficially own the shares beneficially owned by Allen & Company. Does not include shares owned directly by officers and stockholders of Allen Holding and Allen & Company with respect to which Allen Holding and Allen & Company disclaim beneficial ownership. Officers and stockholders of Allen Holding and Allen & Company may be deemed to beneficially own shares of the common stock reported to be beneficially owned directly by Allen Holding and Allen & Company.
(3) In accordance with Rule 13d-3(d)(1)(i)(A), includes 334 shares underlying currently exercisable warrants and 8,334 shares underlying a currently exercisable option.
(4) In accordance with Rule 13d-3(d)(1)(i)(A), includes 1,785,455 shares underlying a warrant.
(5) In accordance with Rule 13d-3(d)(1)(i)(A), includes 417 shares underlying a currently exercisable option and 417 shares underlying a currently exercisable warrant.
(6) In accordance with Rule 13d-3(d)(1)(i)(A), includes 2,304,523 shares beneficially owned by Whittier Ventures, 334 shares underlying currently exercisable warrants owned by Whittier Ventures, 5,820 shares owned by Whittier Energy Company, 158 shares owned by Whittier Opportunity Fund, and 8,334 shares underlying currently exercisable options owned by Whittier Opportunity Fund. Mr. Jeffs has no pecuniary interest in the shares beneficially owned by Whittier Ventures, Whittier Energy Company, and Whittier Opportunity Fund, however, as Vice President of Whittier Ventures, and Director of Whittier Energy Company, Mr. Jeffs has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares.
(7) In accordance with Rule 13d-3(d)(1)(i)(A), includes 1,251 shares underlying currently exercisable options owned by Mr. Dahl, 2,304,523 includes shares beneficially owned by Whittier Ventures, 334 shares underlying currently exercisable warrants owned by Whittier Ventures, 5,820 shares owned by Whittier Energy Company, 158 shares owned by Whittier Opportunity Fund and 8,334 shares underlying currently exercisable options owned by Whittier Opportunity Fund. Mr. Dahl has no pecuniary interest in the shares beneficially owned by Whittier Ventures, Whittier Energy Company, or Whittier Opportunity Fund, however, as the President of Whittier Ventures and Whittier Energy Company, Mr. Dahl has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares.
(8) Judge Roberts resigned as a director of Chaparral effective January 18, 2002.
(9) Includes 668 shares owned by Mr. Young and 1,167 shares underlying currently exercisable options.
(10) Includes the shares as described in Notes (5) through (8) above. In addition, it includes 167 shares owned by Alan D. Berlin, the Secretary of Chaparral and 417 shares underlying a presently exercisable option owned by Mr. Berlin.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 2001, Chaparral's loan with Shell Capital was amended to provide Chaparral with up to $8.0 million in uncommitted working capital as a bridge loan, which could be drawn down in increments of $250,000 through August 31, 2001, at the sole discretion of Shell Capital. We borrowed a total of $3.15 million under the bridge loan through August 31, 2001. The principal borrowed under the bridge loan accrues interest at LIBOR plus 17.75% and is subject to an arrangement fee of 2%. Interest payments in the amount of LIBOR plus .50% are due at the end of each month the bridge loan is outstanding. All unpaid interest is added to the outstanding principal balance on each repayment date. The outstanding principal of the bridge loan, plus all accrued interest, was due on or before September 30, 2001.

     As an incentive for Chaparral to repay the bridge loan or refinance the entire loan (including the bridge loan), Chaparral's board of directors approved CAP-G's issuance of Series A Preferred shares to Shell Capital. Per the terms of the amendment, if Chaparral failed to repay or refinance the bridge loan on or before September 30, 2001, the Series A Preferred shares automatically convert and entitle Shell Capital to 40% of the distributable profits of CAP-G. CAP-G did not have any distributable profits as of April 1, 2002.

     Chaparral did not reach project completion on or before September 30, 2001. Chaparral had previously requested that Shell Capital waive or revise the project completion definition due to our belief that the production levels and certain technical requirements of project completion were unattainable and not necessary or prudent to perform in the time frame specified under the loan. Shell Capital, however, refused to waive or revise the project completion definition. As a result of Chaparral's failure to timely repay the bridge loan, Shell Capital's Series A Preferred shares in CAP-G converted as of October 1, 2001, entitling Shell Capital to 40% of the distributable profits of CAP-G.

     In October 2001, Chaparral received a notice of default from Shell Capital, notifying us that the following events of default had occurred under the loan: failure to pay outstanding principal and interest due on the bridge loan totaling $3.34 million on or before September 30, 2001, failure to pay interest due on the loan totaling approximately $189,000 on September 28, 2001, failure to achieve project completion by September 30, 2001, failure to settle certain accounts payable within 90 days, KKM's failure to obtain Shell Capital's approval prior to entering a short-term debt arrangement, and failure to maintain listing of Chaparral's common stock on one of the major stock exchanges (i.e. Nasdaq, NYSE, or AMEX). Chaparral subsequently repaid the default interest as of September 30, 2001 on both the loan and the bridge loan, and KKM repaid the short-term indebtedness obtained without Shell Capital's approval.

     In January 2002, Chaparral received a second notice of events of default under the loan, along with a notice accelerating the payment of $37.29 million in outstanding principal, interest, and other fees and expenses due under our existing loans with Shell Capital. Shell Capital Services Limited, as facility agent, also initiated legal proceedings against Chaparral in the United Kingdom and against CAP-G in the Isle of Guernsey to enforce Shell Capital's rights under the loan. Chaparral and CAP-G are contesting the actions of Shell Capital in their respective jurisdictions.

     The second default notice stipulated various events of default in addition to those previously disclosed above, including the Company's failure to pay approximately $1.68 million in interest and $1.0 million in principal due on the loan as of December 31, 2001, failure to pay a $24,000 agency fee due to Shell Capital Services Limited on January 1, 2002, Chaparral's failure to pay franchise taxes due on or before December 1, 2001, and KKM's failure to timely pay local salaries due in Kazakhstan. The franchise taxes and KKM local salaries were subsequently paid.

     The acceleration notice demands that Chaparral immediately pay the entire outstanding principal amount plus all interest and other fees payable under the loan, or Shell Capital Services Limited, as facility agent, will pursue available remedies under the loan. Such remedies include taking ownership of Chaparral's investment in the Karakuduk Field. Furthermore, Shell Capital has applied the default interest rate allowed under the loan of LIBOR plus 19.75%, compounded daily, against the principal and interest due for the bridge loan as of September 30, 2001, and the principal and interest payments due as of January 1, 2002. The remaining balance of the loan accrued interest at LIBOR plus 17.75% through January 14, 2002 and began accruing interest at the default rate of LIBOR plus 19.75%, compounded on a daily basis, thereafter.

     During the year ended December 31, 2001, Chaparral paid Shell Capital approximately $986,000 in interest out of a total of $6.91 million interest accrued on the principal balance of the loan during the same period.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements
            --------------------

                                Table of Contents

                                                                          Page
                                                                          ----

       Chaparral Resources, Inc.
       -------------------------
       Report of Independent Auditors..................................... F-1
       Consolidated Balance Sheets--As of December 31, 2001
          and December 31, 2000 ...........................................F-2
       Consolidated Statements of Operations--Years ended
          December 31, 2001, 2000, and 1999................................F-4
       Consolidated Statements of Cash Flows--Years ended
          December 31, 2001, 2000, and 1999................................F-5
       Consolidated Statement of Changes in Stockholders'
          Equity--Years ended December 31, 2001, 2000, and 1999............F-7
       Notes to Consolidated Financial Statements..........................F-8
       Supplemental Information - Disclosures About Oil and
          Gas Producing Activities - Unaudited............................F-27
       Supplemental Information - Selected Quarterly
          Financial Data - Unaudited......................................F-30

       Closed Type JSC Karakudukmunay
       ------------------------------
       Report of Independent Auditors ....................................F-32
       Balance Sheets--As of December 31, 2001 and 2000...................F-33
       Statements of Expenses and Accumulated Deficit--Years ended
          December 31, 2001, 2000 and 1999................................F-34
       Statements of Cash Flows--Years ended
          December 31, 2001, 2000, and 1999...............................F-35
       Statements of Stockholders' Deficit................................F-36
       Notes to the Financial Statements .................................F-37
       Supplemental Information - Disclosures About Oil and
          Gas Producing Activities - Unaudited............................F-50
       Supplemental Information - Selected Quarterly
          Financial Data - Unaudited......................................F-54

       (a)(2)  Financial Statement Schedules
               -----------------------------

     All schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       (b)     Current Reports on Form 8-K
               ---------------------------

     No reports on Form 8-K were filed by Chaparral Resources, Inc. for the quarter ended December 31, 2001.

(c)  Exhibits.
     ---------

Exhibit
  No.       Description and Method of Filing
-------     --------------------------------

*2.1 Stock Acquisition Agreement and Plan of Reorganization dated April 12, 1995 between Chaparral Resources, Inc., and the Shareholders of Central Asian Petroleum, Inc.

*2.2 Escrow Agreement dated April 12, 1995 between Chaparral Resources, Inc., the Shareholders of Central Asian Petroleum, Inc. and Barry W. Spector.

*2.3 Amendment to Stock Acquisition Agreement and Plan of Reorganization dated March 10, 1996 between Chaparral Resources, Inc., and the Shareholders of Central Asian Petroleum, Inc.

3.1 Certificate of Incorporation, dated April 21, 1999, incorporated by reference to Chaparral Resources, Inc.'s Notice and Definitive
          Schedule 14A dated April 21, 1999.

3.2 Bylaws, dated April 21, 1999, incorporated by reference to Annex IV to our Notice and Definitive Schedule 14Adated April 21, 1999.

4.1 Written Resolutions of the Shareholders of Central Asian Petroleum (Guernsey) Limited dated May 30, 2001, authorizing the issuance of Series A Preferred Shares in Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit 4.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with Securities and Exchange Commission on August 14, 2001.

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

*10.6 Warrant Certificate entitling Allen & Company to purchase up to 1,022,000 shares of Common Stock of Chaparral Resources, Inc.

Exhibit
  No.       Description and Method of Filing
-------     --------------------------------

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

10.11 1998 Incentive and Non-statutory Stock Option Plan, incorporated by reference to Exhibit 10.24 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

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

10.14 $24,000,000 Loan Agreement dated as of November 1, 1999, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on 8-K dated October 25, 1999, filed with the Securities and Exchange Commission on November 17, 1999.

10.15 Supplemental Agreement, dated February 10, 2000, among Shell Capital Limited, Shell Capital Services Limited, Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Closed Type JSC Karakudukmunay and Central Asian Petroleum, Inc., incorporated by reference to Exhibit 10.19 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.16 CRI-CAP(G) Loan Agreement, dated February 7, 2000, between Chaparral Resources, Inc. and Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit 10.13 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

Exhibit
  No.       Description and Method of Filing
-------     --------------------------------

10.17 CAP(G)-KKM Loan Agreement, dated February 7, 2000, between Closed Type JSC Karakudukmunay and Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit 10.16 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.18 Accounts Agreement, dated February 8, 2000, among Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Closed Type JSC Karakudukmunay, Shell Capital Services Limited, ABN Amro Bank N.V., London Branch and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.19 Security Trust Deed, dated February 7, 2000, among Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Central Asian Petroleum, Inc., Closed Type JSC Karakudukmunay, Shell Capital Services Limited and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.17 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.20 CRI Accounts Assignment, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.21 CAP(G) Accounts Assignment, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation, p.l.c., incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.22 KKM Accounts Assignment, dated February 7, 2000, between Closed Type JSC Karakudukmunay and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.4 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.23 CRI-CAP(D) Pledge Agreement, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.11 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.24 CRI-CAP(G) Charge Over Shares, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.14 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.25 CAP(D)-CAP(G) Charge Over Shares, dated February 7, 2000, between Central Asian Petroleum, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.15 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

Exhibit
  No.       Description and Method of Filing
-------     --------------------------------

10.26 KKM Pledge Agreement, dated February 7, 2000, between Central Asian Petroleum (Guernsey) Limited and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.12 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.27 CRI Assignment, dated February 8, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.28 CAP(G) Assignment, dated February 7, 2000, between Central Asian Petroleum (Guernsey) Limited and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.6 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.29 KKM Assignment, dated February 7, 2000, between Closed Type JSC Karakudukmunay and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.7 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.30 Assignment of Insurance Proceeds, dated February 7, 2000, between Chaparral Resources, Inc. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.8 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.31 KKM Assignment of Insurances, dated February 7, 2000, between Closed Type JSC Karakudukmunay and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.9 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.32 Assignment of Reinsurance, dated February 8, 2000, among Closed Type JSC Karakudukmunay, Kazakinstrakh JSC, Schwarzmeer und Ostsee Insurance Co. Limited (Sovag) U.K. and The Law Debenture Trust Corporation p.l.c., incorporated by reference to Exhibit 10.10 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.33 Warrant Agreement, dated February 8, 2000, between Chaparral Resources, Inc. and Shell Capital Limited, incorporated by reference to Exhibit 10.18 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.34 Technical Services Agreement, dated February 8, 2000, Shell Capital Services Limited and Closed Type JSC Karakudukmunay, incorporated by reference to Exhibit 10.20 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.35 Contract of Insurance No. 158, dated December 29, 1999, between the Overseas Private Investment Corporation and Chaparral Resources, Inc., incorporated by reference to Exhibit 10.21 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

Exhibit
  No.       Description and Method of Filing
-------     --------------------------------

10.36 Amendment No. 1 to Contract of Insurance No. F158, dated as of February 4, 2000, between the Overseas Private Investment Corporation and Chaparral Resources, Inc., incorporated by reference to Exhibit
          10.22 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.37 Trade Confirmation, dated February 11, 2000, between Deutsche Bank AG New York and Chaparral Resources, Inc., incorporated by reference to
          Exhibit 10.23 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

10.38 Crude Oil Sale and Purchase Agreement dated as of November 1, 1999, between Closed Type JSC Karakuduk Munay and Shell Trading International Limited, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 19, 1999.

10.39 Commercial Services Agreement between Shell Trading International Limited and Closed Type Karakudukmunay, JSC, dated November 1, 1999, incorporated by reference to Exhibit 10.67 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

10.40** Letter from Ryder Scott Company Petroleum Engineers to Chaparral Resources, Inc. regarding reserve estimates of the Karakuduk Field as of December 31, 2001, dated April 10, 2001.

10.41 Amended and Restated Warrant Agreement, dated April 18, 2001, between Chaparral Resources, Inc. and Shell Capital Limited, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 15, 2001.

10.42 Amendment Agreement between Chaparral Resources, Inc. Central Asian Petroleum (Guernsey) Limited, Closed Type JSC Karakudukmunay, Central Asian Petroleum, Inc., Shell Capital Services Limited, and Shell Capital Inc., dated May 31, 2001, incorporated by reference to Exhibit
          10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

10.43** 2001 Stock Incentive Plan approved by the stockholders of Chaparral Resources, Inc. on June 21, 2001.

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

** Filed herewith.

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


Dated:   April 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date                             Name and Title                                Signature
----                             --------------                                ---------

April 15, 2002                   Ted Collins, Jr., Director                    /s/ Ted Collins, Jr.
                                                                               ------------------------

April 15, 2002                   David A. Dahl, Director                       /s/ David A. Dahl
                                                                               ------------------------

April 15, 2002                   James A. Jeffs, Co-Chairman                   /s/ James A. Jeffs
                                                                               ------------------------

April 15, 2002                   Richard L. Grant, Director                    /s/ Richard L. Grant
                                                                               ------------------------

April 15, 2002                   John G. McMillian, Co-Chairman and Chief      /s/ John G. McMillian
                                  Executive Officer                            ------------------------


                        Consolidated Financial Statements

                            Chaparral Resources, Inc.


                For the Three Years ended December 31, 2001 with
                         Reports of Independent Auditors

                           Chaparral Resources, Inc.

                       Consolidated Financial Statements



                                    Contents

Chaparral Resources, Inc.

Report of Independent Auditors .............................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets ................................................F-2
Consolidated Statements of Operations.......................................F-4
Consolidated Statements of Cash Flows.......................................F-5
Consolidated Statements of Changes in Stockholders' Equity..................F-7
Notes to Consolidated Financial Statements..................................F-8

Supplemental Information - Disclosures About Oil and Gas
     Producing Activities - Unaudited......................................F-27
Supplemental Information - Selected Quarterly
     Financial Data - Unaudited............................................F-30


Closed Type JSC Karakudukmunay

Report of Independent Auditors.............................................F-32

Audited Financial Statements

Balance Sheets.............................................................F-33
Statements of Operations...................................................F-34
Statements of Cash Flows...................................................F-35
Statements of Stockholders' Deficit........................................F-36
Notes to Financial Statements..............................................F-37

Supplemental Information - Disclosures About Oil and Gas
     Producing Activities - Unaudited......................................F-50
Supplemental Information - Selected Quarterly
     Financial Data - Unaudited............................................F-54

                         Report of Independent Auditors


The Board of Directors and Stockholders
Chaparral Resources, Inc.

We have audited the accompanying consolidated balance sheets of Chaparral Resources, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Resources, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, has a working capital deficiency as of December 31, 2001, and there are uncertainties relating to the Company and its equity investee's ability to meet projected cash flow requirements through 2002. In addition, the Company's primary creditor has notified the Company that it is in default of their loan and has issued a notice of acceleration thereby demanding immediate repayment of all outstanding principal and accrued interest. Furthermore, the creditor has initiated legal proceedings against the Company for the purposes of obtaining control over the Company's interest in its equity method investee, the Company's primary asset. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and other factors in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.



                                        /s/  Ernst & Young LLP
                                        ----------------------------------------
                                             Ernst & Young LLP




Houston, Texas
April 12, 2002

                            CHAPARRAL RESOURCES, INC
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                                              December 31,
                                                          2001           2000
                                                        --------       --------
Assets
Current assets:
   Cash and cash equivalents                            $    174       $    604
   Accounts receivable                                      --               30
   Receivable from affiliate (Note 12)                      --              265
   Prepaid expenses                                          245            202
                                                        --------       --------
Total current assets                                         419          1,101

Investment in KKM and other oil and gas
     property costs - full cost method
     Republic of Kazakhstan (Note 4):                     67,806         64,902

Furniture, fixtures and equipment                            109             91
Less: accumulated depreciation                               (64)           (41)
                                                        --------       --------
                                                              45             50
                                                        --------       --------

Other Assets
   Hedge agreement (Note 5)                                  762          3,518
   Other (Note 6)                                              5            585
                                                        --------       --------
Total other assets                                           767          4,103
                                                        --------       --------

Total assets                                            $ 69,037       $ 70,156
                                                        ========       ========

See accompanying notes.



                                       CHAPARRAL RESOURCES, INC
                                      CONSOLIDATED BALANCE SHEETS
                                             (In Thousands)

                                                                               December 31,
                                                                        2001                  2000
                                                                      --------              --------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                   $    536              $    243
   Accrued liabilities:
     Accrued compensation                                                  449                   346
     Other accrued liabilities                                             144                   181
     Redeemable preferred stock, current portion (Note 10)               2,000                  --
     Accrued interest payable                                            1,745                    32
     Shell Capital loan, current portion (Note 7)                       34,902                   900
                                                                      --------              --------
Total current liabilities                                               39,776                 1,702

Shell Capital loan, net of discount (Note 7)                              --                  20,978
Redeemable preferred stock (Note 10)- cumulative, convertible,
     Series A 75,000 designated, 50,000 issued
     and outstanding, at stated value,
     $5.00 cumulative annual
     dividend, $6,000,000 redemption value                               3,900                 5,550
Stockholders' equity (Note 9):
   Common stock - authorized, 100,000,000 shares of
     $0.0001 par value; issued and outstanding,
     14,283,801 and 14,283,634 shares as of
     December 31, 2001 and 2000, respectively                                1                     1
   Capital in excess of par value                                       94,061                94,061
   Preferred stock - 1,000,000 shares authorized,
     925,000 shares undesignated. Issued and
     outstanding - none                                                   --                    --
   Accumulated deficit                                                 (68,701)              (52,136)
                                                                      --------              --------
Total stockholders' equity                                              25,361                41,926
                                                                      --------              --------
Total liabilities and stockholders' equity                            $ 69,037              $ 70,156
                                                                      ========              ========

See accompanying notes.





                                                CHAPARRAL RESOURCES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (In Thousands, Except Share Data)


                                                                       Year Ended December 31,
                                                          2001                  2000                  1999
                                                      ------------          ------------          ------------

Revenue                                               $       --            $       --            $       --

Costs and expenses:
   Depreciation and depletion                                  753                   421                    31
   General and administrative                                4,330                 3,693                 2,392
                                                      ------------          ------------          ------------
                                                             5,083                 4,114                 2,423
                                                      ------------          ------------          ------------

Loss from operations                                        (5,083)               (4,114)               (2,423)

Other income (expense):
   Interest income                                           1,454                 1,932                   692
   Interest expense                                        (14,446)              (27,031)                 (523)
   Write-off of note receivable (Note 3)                      --                    --                  (1,060)
   Equity in income  (loss) from investment
     (Notes 4 and 15)                                        4,616                 2,827                (1,849)
   Hedge losses  (Note 5)                                     (237)                 (482)                 --
   Other                                                      --                      65                  --
                                                      ------------          ------------          ------------
                                                            (8,613)              (22,689)               (2,740)
                                                      ------------          ------------          ------------
Loss before cumulative effect of change in
     accounting principle                                  (13,696)              (26,803)               (5,163)
Cumulative effect of change in accounting
     principle                                              (2,519)                 --                    --
                                                      ------------          ------------          ------------
Net loss                                              $    (16,215)         $    (26,803)         $     (5,163)
                                                      ============          ============          ============
Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock                        (250)                 (250)                 (250)
Discount accretion
   Series A Redeemable Preferred Stock                        (100)                 (100)                 (100)

                                                      ------------          ------------          ------------
Net loss available to common stockholders             $    (16,565)         $    (27,153)         $     (5,513)
                                                      ============          ============          ============

Basic and diluted earnings per share:
Loss per share before cumulative
     effect of change in accounting principle         $      (0.98)         $      (6.01)         $      (5.63)
Cumulative effect of change in
     accounting principle                             $      (0.18)         $       --            $       --
Net loss per share                                    $      (1.16)         $      (6.01)         $      (5.63)
Weighted average number of shares
     outstanding (basic and diluted)                    14,283,788             4,516,032               978,391

See accompanying notes.






                                       CHAPARRAL RESOURCES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In Thousands)


                                                                       Year Ended December 31,
                                                                 2001            2000           1999
                                                               --------        --------        --------
Cash flows from operating activities
Net loss                                                       $(16,215)       $(26,803)       $ (5,163)
Adjustments to reconcile net loss to
   net cash used in operating activities:

     Equity loss (income) from investment                        (4,616)         (2,827)          1,849
     Depreciation, depletion, and amortization                    1,333             591              31
     Gain on the sale of oil and gas properties                    --               (75)           --
     Loss on disposition of furniture and fixtures                 --                 8            --
     Provision for doubtful accounts                               --              --                16
     Write-off of note receivable                                  --              --             1,060
     Hedge losses                                                   237             482            --
     Reversal of long term accrued compensation                    --              --              (210)
     Stock issued for services and bonuses                         --                23             270
     Stock options issued for services and bonuses                 --              --                 9
     Interest expense from transfer of net profits
            interest                                              4,369            --              --
     Interest expense attributable to beneficial
            conversion                                             --            20,340            --
     Interest expense converted into capital stock                 --               898            --
     Amortization of debt issuance cost                           3,102             909            --
     Amortization of note discount                                 --               464              77
     Cumulative effect of change in accounting principal          2,519            --              --
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                        295            (272)            (14)
         Prepaid expenses                                           (43)            (91)            (35)
         Note and related accrued interest receivable              --              --               (51)
         Accrued interest on advances to KKM                     (1,452)         (1,904)           (622)
         Interest payments from KKM                               5,799            --              --
         Hedge agreement                                           --            (4,000)           --
         Other                                                     --              (753)           --
       Increase (decrease) in:
         Accounts payable                                           293            (802)            822
         Accrued interest and other liabilities                   1,676             (26)            135
         Accrued compensation                                       103            (112)             40
         Interest expense  reclassified as principal
            on the Shell Capital loan                             4,272           3,481            --
                                                               --------        --------         -------
Net cash provided/(used) in operating activities                  1,672         (10,469)         (1,786)
                                                               --------        --------         -------

See accompanying notes.




                                             CHAPARRAL RESOURCES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In Thousands)


                                                                              Year Ended December 31,
                                                                  2001               2000                1999
                                                               --------            --------            --------

Cash flows from investing activities
Additions to furniture, fixtures and equipment                 $    (18)           $    (18)           $     (7)
Investment in and advances to KKM and other oil and
   gas property costs                                            (7,734)            (22,422)             (7,126)
Proceeds from sale of interest in oil and gas
   properties - domestic                                           --                    75                --
                                                               --------            --------            --------
Net cash used in investing activities                            (7,752)            (22,365)             (7,133)
                                                               --------            --------            --------

Cash flows from financing activities
Net proceeds from notes payable                                $   --              $ 10,806            $ 10,040
Net proceeds from Shell Capital loan                              5,650              21,500                --
Repayment of notes payable                                         --                  --                  (975)
Debt issuance cost                                                 --                (2,415)               (422)
Restricted cash                                                    --                   578                 178
Net proceeds from private placement                                --                 2,946                --
                                                               --------            --------            --------
Net cash provided by financing activities                         5,650              33,415               8,821
                                                               --------            --------            --------

Net increase (decrease) in cash and
   cash equivalents                                                (430)                581                 (98)
Cash and cash equivalents at beginning
   of period                                                        604                  23                 121
                                                               --------            --------            --------
Cash and cash equivalents at end of period                     $    174            $    604            $     23
                                                               ========            ========            ========

Supplemental cash flow disclosure
     Interest paid                                             $    986            $    888            $     68
     Income taxes paid                                             --                  --                    23

Supplemental schedule of non-cash
   investing and financing activities
     Principal of notes converted into capital stock           $   --              $ 20,846            $   --
     Discount recognized on loan for
       issuance of stock warrant to Shell Capital                  --                 1,175                --
     Discount recognized for note issued
       with detachable stock warrants                              --                  --                   506


See accompanying notes.





                                                    CHAPARRAL RESOURCES, INC.
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (In Thousands)



                                               Common Stock       Capital in      Stock         Unearned
                                           -------------------  Excess of Par  Subscription    Restricted    Accumulated
                                            Shares      Amount      Value       Receivable    Stock Awards     Deficit      Total
                                           -------   ---------   -----------   -----------    ------------   ------------ ----------

Balance at December 31, 1998               972,980   $     --     $   47,611   $     (506)   $      (56)   $  (19,470)   $   27,579
Capital stock issued for services            5,861         --            246         --            (246)         --            --
Amortization of restricted stock
   awards                                     --           --           --           --             279          --             279
Capital stock issued for
   fractional shares after                   1,473         --           --           --            --            --            --
   reverse stock split
Warrants earned                               --           --           --            506          --            --             506
Cumulative dividend Series A
   Redeemable Preferred Stock                 --           --           --           --            --            (250)         (250)
Discount accretion on
   redeemable preferred stock                 --           --           --           --            --            (100)         (100)
Net loss                                      --           --           --           --            --          (5,163)       (5,163)
                                        ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1999               980,314         --         47,857         --             (23)      (24,983)       22,851
                                        ----------   ----------   ----------   ----------    ----------    ----------    ----------
Adjustment of capital stock
   outstanding                                  (9)        --           --           --            --            --            --
Capital stock issued for services              167         --           --           --            --            --            --
Capital stock issued in private
   placement                             1,612,903         --          2,946         --            --            --           2,946
Amortization of restricted stock
   awards                                     --           --           --           --              23          --              23
Conversion of debentures into
   capital stock                        11,207,187            1       20,845         --            --            --          20,846
Conversion of accrued interest
   into capital stock                      483,072         --            898         --            --            --             898
Interest expense attributable to
   beneficial conversion                      --           --         20,340         --            --            --          20,340
Shell warrants issued                         --           --          1,175         --            --            --           1,175
Cumulative Dividend Series A
   Redeemable Preferred Stock                 --           --           --           --            --            (250)         (250)
Discount accretion on
   redeemable preferred stock                 --           --           --           --            --            (100)         (100)
Net loss                                      --           --           --           --            --         (26,803)      (26,803)
                                        ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2000            14,283,634            1       94,061         --            --         (52,136)       41,926
                                        ----------   ----------   ----------   ----------    ----------    ----------    ----------
Capital stock issued for services              167         --           --           --            --            --            --
Cumulative dividend Series A                  --           --           --           --            --            (250)         (250)
    Redeemable Preferred Stock
Discount accretion on                         --           --           --           --            --            (100)         (100)
    redeemable preferred stock
Net loss                                      --           --           --           --            --         (16,215)      (16,215)
                                        ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2001            14,283,801   $        1   $   94,061   $     --      $     --      $  (68,701)   $   25,361
                                        ==========   ==========   ==========   ==========    ==========    ==========    ==========

See accompanying notes.

                                                                    F-7

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

                           CHAPARRAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



1.       Summary of Significant Accounting Policies and Organization (continued)

Loss Per Common Share (continued)

Diluted loss per share is not presented because the exercise of "in the money" stock options and stock warrants, and the effect of the conversion of the Company's Redeemable Preferred Stock, into the Company's common stock are anti-dilutive. The Company had 32,367 "in the money" stock warrants convertible into the Company's common stock for each of the three years ended December 31, 2001.

New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement, as amended by SFAS No. 137 and 138, is effective for years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001.

As a result of adoption of SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. The Company's put contracts entered into as part of the loan agreement (the "Loan") with Shell Capital, do not qualify for hedge accounting under SFAS 133. Therefore, effective January 1, 2001, the Company adjusted the carrying value of the contracts to their fair value of $999,000, recognizing a loss from the cumulative effect of adoption of approximately $2.52 million. See Note 5.

During 2001, the FASB issued the following pronouncements, which have potential future accounting implications for the Company:

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

SFAS 141 and 142 will not apply to the Company unless it enters into a future business combination. The Company is currently assessing the impact of SFAS 143 on its financial condition and results of operations and is unsure if the effect of the future adoption of SFAS 143, if any, will be material to the Company's financial results.

                           CHAPARRAL RESOURCES, INC.

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

2.       Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses in previous years, has a working capital deficiency as of December 31, 2001, and there are uncertainties relating to the Company and KKM's ability to meet projected cash flow requirements through 2002. In addition, Shell Capital Services Limited, acting as facility agent, has notified the Company that it is in default of the Loan and has issued a notice of acceleration demanding that the Company immediately repay the outstanding principal balance, plus all interest and other fees, payable under the Loan. Shell Capital Services Limited has also initiated legal proceedings against both Chaparral and CAP-G, which both Chaparral and CAP-G are defending. If the Company is unable to defend against the legal actions of Shell Capital Services Limited or raise the capital necessary to refinance the Loan, the results will most likely be the loss of the Company's investment in the Karakuduk Field. See
Note 7 regarding the status of the Loan.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                           CHAPARRAL RESOURCES, INC.

2. Going Concern (continued)

The Company is attempting to alleviate these issues through the restructuring of the Company and refinancing of the Loan with Shell Capital. In April 2002, the Company executed a letter of intent with Central Asian Industrial Holdings N.V. ("CAIH") regarding a possible $12 million capital investment into the Company and an amount of debt that is to be determined, in exchange for approximately 60% of the Company's common stock. The transaction is subject to a number of conditions precedent, including the approval of Shell Capital, the negotiation and execution of a definitive agreement with CAIH, and the approval of the boards of directors and shareholders of both companies. The Company plans to use the capital infusion and debt from CAIH to restructure the Loan. The terms of the proposed restructuring would include the cancellation of the Shell Warrant, CAP-G's re-acquisition of the 40% net profits interest held by Shell Capital, waiver of all outstanding defaults including project completion, and adjusting the interest rate on the restructured Loan to an undetermined rate below the current interest rate being charged by Shell Capital. The Company and CAP-G will continue to contest the legal actions of Shell Capital Services Limited unless and until a transaction with CAIH can be consummated.

3. Notes Receivable

In September 1998, the Company advanced $1.01 million to a third-party drilling contractor, Challenger Oil Services, PLC ("Challenger") to ready a drilling rig for use by KKM in the Karakuduk Field. In April 1999, the owner of the drilling rig operated by Challenger, Oil & Gas Exploration Company Cracow, Ltd. ("OGECC"), terminated its contract with Challenger. As a result of the termination of the contract between Challenger and OGECC, KKM terminated the drilling contract between KKM and Challenger, and arbitration proceedings were instituted in accordance with the terms of the drilling contract.

In February 2000, the Company, KKM, Challenger, and OGECC reached a mutual settlement and release (the "Settlement") for all parties involved. The Settlement required KKM to pay outstanding accrued liabilities to Challenger for prior work performed totaling $1.34 million. The Company also agreed to fully discharge the note receivable from Challenger to the Company. Due to the Settlement, the Company fully impaired the note, plus accrued interest of $51,000, during the fourth quarter of 1999.

4. Investment in KKM and Other Oil and Gas Property Costs

The Company's oil and gas properties and investments include investments in KKM's common stock, advances to KKM, acquisition costs for CAP-G, and other capitalizable costs allowed under the full cost method of accounting. Accumulated depletion has been netted against the gross capitalized costs, along with accumulated equity income or loss from investment.

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

Advances to and interest due from KKM are to be recovered through payments resulting from KKM's sale of future crude oil production. KKM's agreement with the government of the Republic of Kazakhstan provides for quarterly repayments equal to 65% of gross revenues, net of government royalties. The Company, at its own discretion, may defer receipt of quarterly repayments to maintain working capital within KKM. During 2001, the Company received $5.8 million in investment recovery from KKM.

KKM began commercial production of its crude oil reserves in November 1999, upon the Company's execution of the Loan with Shell Capital. Consequently, the Company recorded it's equity interest in KKM's proved reserves and began recording depletion expense on it's depletable acquisition costs in 1999. The Company recognized $730,000, $403,000, and $9,000 in depletion expense for the years ended December 31, 2001, 2000, and 1999, respectively.

                           CHAPARRAL RESOURCES, INC.

4.       Investment in KKM and Other Oil and Gas Property Costs (Continued)

Costs capitalized to Oil and Gas Properties and Investments consist of:

                                                                             December 31,
                                                                      2001                   2000
                                                                    --------               --------

Investment in KKM and Other Oil and Gas Property Costs:
  Investments in KKM common stock                                   $    100               $    100
  Advances to and interest due from KKM                               58,674                 55,292
  Acquisition costs                                                    6,244                 10,613
  Other capitalizable costs                                            1,097                  1,092
                                                                    --------               --------
Total gross oil and gas investments                                   66,115                 67,097
                                                                    --------               --------
  Equity income (loss)                                                 2,833                 (1,783)
  Accumulated depletion                                               (1,142)                  (412)
                                                                    --------               --------
Total oil and gas properties and investment                         $ 67,806               $ 64,902
                                                                    ========               ========

The condensed financial statements of KKM are as follows:
                                                                             December 31,
                                                                       2001                 2000
                                                                    --------               --------
Condensed balance sheet
  Current assets                                                    $  4,331               $  5,237
  Non-current assets (primarily oil and gas properties,
     full cost method)                                                67,117                 52,773
  Current liabilities                                                 15,589                  9,721
  Non-current liabilities
    Loan payable to related party                                     58,438                 58,605
    Other non-current liabilities                                      1,496                     86
  Charter capital                                                        200                    200
  Accumulated deficit                                                 (4,275)               (10,602)

Condensed income statement
  Revenues                                                          $ 36,575               $ 16,968
  Other costs and expenses                                           (30,248)               (15,563)
                                                                    --------               --------
  Net income                                                        $  6,327               $  1,405
                                                                    ========               ========



                                                  F-13

                           CHAPARRAL RESOURCES, INC.

5. Hedge Agreement

As a condition of the Loan, the Company paid $4 million for put contracts to sell approximately 1.56 million barrels of North Sea Brent crude (the "Hedge Agreement") to hedge price risk of future sales of oil production from the Karakuduk Field. The exercise prices of the various put contracts in the Hedge Agreement range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). During 2000, the Company amortized the Hedge Agreement ratably over the period the underlying contracts expired, recognizing $482,000 in hedging losses as of December 31, 2000.

As discussed in Note 1, the Company adopted SFAS 133 on January 1, 2001, which requires derivative financial instruments to be recorded at their fair value. Accordingly, the Company recognized a $2.52 million loss from the cumulative effect of change in accounting principle upon adoption. In addition, the Company recognized $237,000 in losses for the twelve months ended December 31, 2001 to record the Hedge Agreement at its fair value as of that date in accordance with SFAS 133. As of December 31, 2001 the market value of the Hedge Agreement was $762,000.

6. Other Assets

In March 2000, the Company paid $750,000 to Shell Capital for a beneficial interest in Shell Capital's policy for transportation risk insurance, covering certain circumstances whereby KKM would be unable to export crude oil production outside of the Republic of Kazakhstan through the existing pipeline routes currently available. In the event coverage under Shell Capital's policy is triggered, proceeds from the policy would go to the benefit of the Company for use in making principal and interest payments required under the Loan. The Company recognized $580,000 and $170,000 in amortization relating to the transportation risk insurance premium for the periods ended December 31, 2001 and 2000, respectively. The Company fully recognized the unamortized balance in 2001 due to the default status of the Loan and the Company's receipt of an acceleration notice for the Loan from Shell Capital in January 2002. See Note 7 for further discussion regarding the Loan.

7. Shell Capital Loan

The Company's Loan with Shell Capital consists of the following:

                                                               December 31,
                                                           2001          2000
                                                         --------      --------

Principal drawdowns under the Loan                       $ 24,000      $ 21,500
Principal drawdowns under the Bridge Loan                   3,150          --
Interest expense capitalized as principal                   7,752         3,480
Unamortized debt issuance costs                              --          (3,102)
                                                         --------      --------
     Total Shell Capital Loan                            $ 34,902      $ 21,878
                                                         ========      ========

Shell Capital Loan, current portion                      $ 34,902      $    900
                                                         ========      ========
Shell Capital Loan, long-term portion                    $   --        $ 20,978
                                                         ========      ========

                           CHAPARRAL RESOURCES, INC.

7. Shell Capital Loan (continued)

Accrued interest payable to Shell Capital as of December 31, 2001 is $1.75 million. Interest expense for the twelve months ended December 31, 2001 totaled $10.01 million, including $6.91 million of interest on outstanding principal and $3.10 million in discount amortization. Interest expense for the twelve months ended December 31, 2000 totaled $5.29 million, including $909,000 in discount amortization.

In November 1999, the Company entered into the Loan with Shell Capital, to provide up to $24 million of financing to partially fund the development of the Karakuduk Field. CAP-D, CAP-G, and KKM signed the Loan as co-obligors, assuming certain obligations to Shell Capital and to Chaparral, as the borrower. The Company had borrowed the entire $24 million available under the Loan as of May 2001, including $21.5 million borrowed during the year ended December 31, 2000.

The Loan accrues interest at an annual rate of the London Interbank Offered Rate ("LIBOR") plus 17.75%, compounding quarterly prior to project completion, which consists of various financial and technical milestones in the development of the Karakuduk Field ("Project Completion"). Prior to Project Completion, an interest amount, equal to annual rate of LIBOR plus .50%, is payable quarterly to Shell Capital. The annual interest rate is reduced to LIBOR plus 12.75% after Project Completion. The remaining unpaid interest is added to the Loan balance at the end of each quarter. After the deadline for Project Completion, all quarterly interest on the outstanding Loan is fully due and payable by the Company at the end of each calendar quarter.

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

The Company incurred $4.01 million in debt issuance costs related to the Loan, comprised of up-front fees paid to Shell Capital, legal fees of Shell Capital and the Company, the value of the Shell Warrant on the date of grant, and miscellaneous financing fees and set-up charges. The Company recorded the debt issuance costs as a discount to the Loan, amortizable over the life of the Loan.

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

The Company did not reach Project Completion on or before September 30, 2001. The Company had previously requested that Shell Capital waive or revise the Project Completion definition due to the Company's belief that the production levels and certain technical requirements of Project Completion were unattainable and not necessary or prudent in the time frame specified under the Loan. Shell Capital, however, refused to waive or revise the Project Completion definition.

                           CHAPARRAL RESOURCES, INC.

7.       Shell Capital Loan (continued)

In October 2001, the Company received a notice of default from Shell Capital, stipulating that the following events of default had occurred under the Loan: failure to pay outstanding principal and interest due on the Bridge Loan totaling $3.34 million on or before September 30, 2001, failure to pay interest due on the Loan totaling approximately $189,000 on September 28, 2001, failure to achieve Project Completion by September 30, 2001, failure to settle certain accounts payable within 90 days, KKM's failure to obtain Shell Capital's approval prior to entering a short-term debt arrangement, and failure to maintain listing of the Company's common stock on one of the major stock exchanges (i.e. Nasdaq, NYSE, or AMEX). The Company subsequently repaid the default interest as of September 30, 2001 on both the Loan and the Bridge Loan, and KKM repaid the short-term indebtedness obtained without Shell Capital's approval.

As a result of the Company's failure to timely repay the Bridge Loan, Shell Capital's Series A Preferred shares in CAP-G converted as of October 1, 2001, entitling Shell Capital to 40% of the distributable profits of CAP-G. The Company recorded an additional loan discount of $4.37 million, equal to 40% of the Company's unamortized costs of acquiring its equity interest in CAP-G, which is estimated to approximate the fair value of the net profits interest transferred to Shell Capital. The discount was fully recognized as interest expense on September 30, 2001, the maturity date of the Bridge Loan. The Company did not record an expense during 2001 related to Shell Capital's 40% net profits interest, as CAP-G did not have any distributable net profits as of December 31, 2001.

In January 2002, the Company received a second notice of events of default under the Loan, along with a notice accelerating the payment of $37.29 million in outstanding principal, interest, and other fees and expenses due under the Company's existing loans with Shell Capital. Shell Capital Services Limited, as facility agent, also initiated legal proceedings against the Company in the United Kingdom and against CAP-G in the Isle of Guernsey to enforce Shell Capital's rights under the Loan. Chaparral and CAP-G are contesting the actions of Shell Capital in their respective jurisdictions.

The second default notice stipulated various events of default in addition to those disclosed above, including the Company's failure to pay approximately $1.68 million in interest and $1.0 million in principal due on the Loan as of December 31, 2001, failure to pay a $24,000 agency fee due to Shell Capital Services Limited on January 1, 2002, the Company's failure to pay franchise taxes due on or before December 1, 2001, and KKM's failure to timely pay local salaries due in Kazakhstan. The franchise taxes and KKM local salaries were subsequently paid.

The acceleration notice demands that the Company immediately pay the entire outstanding principal amount plus all interest and other fees payable under the Loan, or Shell Capital Services Limited, as facility agent, will pursue available remedies under the Loan. Such remedies include taking ownership of the Company's investment in the Karakuduk Field. Furthermore, Shell Capital has applied the default interest rate allowed under the Loan of LIBOR plus 19.75%, compounded daily, against the principal and interest due for the Bridge Loan as of September 30, 2001, and the principal and interest payments due on the Loan as of January 1, 2002. The remaining balance of the Loan accrued interest at LIBOR plus 17.75% through January 14, 2002 and began accruing interest at the default rate of LIBOR plus 19.75%, compounded on a daily basis, thereafter.

Due to the outstanding notices of default and acceleration notice from Shell Capital, the Company has recorded the entire outstanding principal balance of the Loan as a current liability in the Company's financial statements for the year ended December 31, 2001. Furthermore, the Company expensed the unamortized balance of debt issuance costs relating to the Loan, totaling $2.42 million, during the fourth quarter of 2001.

                           CHAPARRAL RESOURCES, INC.

7. Shell Capital Loan (continued)

In April 2002, the Company executed a letter of intent with CAIH regarding a possible $12 million capital investment into the Company and an amount of debt that is to be determined, in exchange for approximately 60% of the Company's common stock. The transaction is subject to a number of conditions precedent, including the approval of Shell Capital, the negotiation and execution of a definitive agreement with CAIH, and the approval of the boards of directors and shareholders of both companies. The Company plans to use the capital infusion and debt from CAIH to restructure the Loan. The terms of the proposed restructuring would include the cancellation of the Shell Warrant, CAP-G's re-acquisition of the 40% net profits interest held by Shell Capital, waiver of all outstanding defaults including Project Completion, and adjusting the interest rate on the restructured Loan to an undetermined rate below the current interest rate being charged by Shell Capital. The Company and CAP-G are contesting the legal actions of Shell Capital Services Limited and will continue to do so unless and until such time as a transaction with CAIH can be consummated.

8. Notes Payable

In September 2000, the Company converted 8% Non-negotiable Convertible Subordinated Promissory Notes (the "Notes") with an aggregate principal amount of $20.85 million, plus accrued interest of $898,000, into 11,690,259 shares of the Company's common stock at a conversion price of $1.86 per share. Prior to conversion, the Notes carried an unamortized discount of $281,000. Originally, the conversion provision of the Notes was subject to shareholder approval, but the Company's board of directors authorized management to obtain approval from the holders of the Notes to amend the terms of the Notes to allow immediate conversion into the Company's common stock. The Company obtained approval from such holders and the Notes were converted on September 21, 2000. The board of directors decision to amend the terms of the Notes to allow immediate conversion was based upon several factors, including funding the working capital requirements of the Company and to comply with the requirements of the Loan.

The Notes consisted of $10.04 million of the Company's Notes issued during the fourth quarter of 1999 and $10.81 million issued during 2000, including Notes totaling $3.3 million in January and February, $3.0 million in August, and $4.51 million in September 2000, respectively. The Notes were issued to various related parties and other non-affiliated investors. Notes issued to related parties totaled $14.69 million, including $9.83 million to Allen & Company, Incorporated ("Allen"), $4.05 million to Whittier Ventures, LLC ("Whittier), $662,000 to Mr. John McMilllian, the Co-Chairman and Chief Executive Officer of the Company, and $150,000 to a relative of Mr. James Jeffs, the Co-Chairman of the Company.

In exchange for the Notes, the Company received $15.56 million in cash and canceled $5.29 million in promissory notes issued previously in 1999, plus accrued interest thereon, to Allen ($3.83 million), Whittier ($1.05 million), and Mr. McMillian ($412,000).

The conversion feature of the Notes was a "beneficial conversion feature" as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, whereby a portion of the proceeds received from the Notes is allocable to the conversion feature contained therein. The value assigned to the conversion feature is determined as the difference between the market price of the Company's common stock on the date of issuance and the conversion price, multiplied by the number of shares to be received upon conversion, which was approximately $120.0 million. As the conversion price contained in the Notes was substantially below the market price, the value under the above formula significantly exceeds the net proceeds from the Notes. Under EITF 98-5, the discount assigned to the conversion feature is limited to the total proceeds allocated to the convertible instrument. Accordingly, upon conversion of the Notes, the Company recorded additional interest expense and additional paid in capital equal to $20.34 million, the face amount of the Notes net of original discount.

The $10.04 million in Notes outstanding as of December 31, 1999 were recorded net of a $464,000 unamortized discount.

                           CHAPARRAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. Notes Payable (continued)

In August 2001, the Company's common stock was delisted from the Nasdaq SmallCap Market for failure to comply with Nasdaq Marketplace Rules 4350(i)(1)(A), 4350(i)(1)(B) and 4350(i)(1)(D)(ii), which required the Company to obtain stockholder approval prior to the conversion of its Notes into 11,690,259 shares of its common stock in September 2000 and the issuance of 1,612,903 shares of common stock in October 2000. Nasdaq also cited a violation of its annual meeting requirement. The Nasdaq Listing Qualifications Panel did not, however, cite any public interest concerns as a basis for its determination. The Company's common stock is being traded on the OTC Bulletin Board.

9. Common Stock

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

1998 Incentive and Non-statutory Stock Option Plan

On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire the Company's common stock may be granted to officers, directors, employees, or consultants of the Company and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or nonstatutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. The Company has not granted any options under the 1998 Plan as of December 31, 2001.

2001 Stock Incentive Plan

In June 2001, the Company's stockholders approved the 2001 Stock Incentive Plan, which sets aside a total of 2.14 million shares of the Company's common stock for issuance to the Company's officers, directors, employees, and consultants. The Company has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2001.

Non-Qualified Stock Options

During 1999, stock options to purchase 542 shares of the Company's common stock granted to various employees and consultants of the Company expired. The expired options had exercise prices ranging between $60 and $90 per share.

Common Stock Offerings and Common Stock Warrant Issuances

During late 1996, the Company issued notes totaling $1.85 million to various investors. In connection with the notes, the Company issued a total of 7,708 warrants to purchase shares of the Company's common stock at an exercise price of $15 per share. The Company issued 5,626 warrants upon issuance of the notes. An additional 2,082 warrants were issued on May 31, 1997, when the notes were not repaid on or before such date. The 5,625 warrants issued in 1996 expired during 1999. The remaining 2,082 warrants expired on May 31, 2000.

                           CHAPARRAL RESOURCES, INC.

9. Common Stock (Continued)

During February 1997, the Company entered into a severance agreement with Paul
V. Hoovler, a former Chief Executive Officer and President of the Company, pursuant to which Mr. Hoovler received warrants to purchase 1,667 shares of the Company's common stock at an exercise price of $51 per share and warrants to purchase 1,667 shares of the Company's common stock at an exercise price of $75 per share. The 3,334 warrants expired on February 2001.

In January 1998, the Company, granted 500 shares of the Company's common stock to an employee of the Company, which 500 shares vested ratably on January 30, 1999, 2000, and 2001, respectively. The Company recognized $45,000 as compensation expense, amortized over the vesting period of the grants.

On October 30, 1998, the Company issued warrants to purchase 3,334 shares of the Company's common stock at an exercise price of $60, exercisable through January 02, 1999, to settle the lawsuit filed against the Company by Heartland, Inc. of Wichita and Collins & McIlhenny, Inc. on November 14, 1997. The Company recorded legal settlement expense of $34,000, equal to the fair market value of the warrants issued on the date of grant. On January 3, 1999, the 3,334 warrants expired.

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

The conversion of the Company's Notes in September 2000 resulted in the issuance of 11,690,259 shares of the Company's common stock (see Note 8), a portion of which were issued to certain affiliates of the Company who were holders of the Notes. Affiliates receiving shares as a result of the conversion include Allen (5,561,166 shares), Whittier (2,255,004 shares), Mr. McMillian (378,364 shares), and a relative of Mr. Jeffs (85,140 shares).

In October 2000, the Company issued 1,612,903 shares of the Company's common stock to Capco Resources, Ltd. ("Capco") in exchange for $3.0 million, or $1.86 per share. Shell Capital approved the transaction. Capco Energy, Inc., an affiliate of Capco, was also a holder of two of the Company's Notes with an aggregate principal amount of $750,000, which were converted, along with accrued interest thereon, into 427,113 shares of the Company's common stock in September 2000. The Company recorded the stock issuance net of issuance costs of $54,000, or $2.95 million.

In connection with finalizing the Loan, the Company issued to Shell Capital a warrant to purchase up to 15% of the Company's outstanding common stock (the "Shell Warrant"), subject to certain anti-dilution provisions. The Shell Warrant is exercisable for a period of 5 years beginning on the earlier of Project Completion or September 30, 2001. Furthermore, the Shell Warrant is non-transferable and contains certain registration rights. On the date of grant, the Shell Warrant represented 147,072 shares of the Company's common stock at an exercise price of $15.45 per share. The fair market value of the Shell Warrant on the date of grant, $1.18 million, was recorded as a discount of the Loan, amortizable as interest expense over the life of the Loan. The fair market value of the Shell Warrant was estimated as of February 14, 2000, the date of initial drawdown under the Loan, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.61%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 1.27, and a weighted average life expectancy of the warrants of 3.5 years. After consideration of the conversion of the Company's Notes on September 21, 2001 and the issuance of the Company's common stock to Capco, both dilutive events, the Shell Warrant represents 1,785,455 shares of the Company's common stock at an exercise price of $9.79 per share.

                           CHAPARRAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. Common Stock (Continued)

SFAS 123 Disclosure. SFAS 123 requires that pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock options under the fair value method as defined in SFAS 123. The fair value for the options issued during is estimated at the date of grant using the Black-Scholes option pricing model by using weighted average assumptions, volatility factors of the expected market price of the Company's common stock, and the weighted average life expectancy of the options. The Company did not issue any options during 1999, 2000, or 2001.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                   Year Ended December 31,
                                           2001           2000            1999
                                         ---------------------------------------

Net loss under APB 25                    $(16,215)      $(26,803)      $ (5,163)

Effect of SFAS 123                           --             --             (108)
                                         --------       --------       --------

Pro forma net loss                       $(16,215)      $(26,803)      $ (5,271)
                                         ========       ========       ========


Pro forma basic and diluted
Earnings per share                       $  (1.16)      $  (6.01)      $  (5.75)

                           CHAPARRAL RESOURCES, INC.

9. Common Stock (Continued)

A summary of the Company's stock option activity and related information for the periods ended follows:



                                               Shares                Weighted                Weighted
                                               Under             Average Exercise             Average
                                               Option                  Price                Fair Value
                                      ------------------------------------------------------------------------
Unexercised options outstanding -
         December 31, 1998                             58,058                  $67.80            -
Options Cancelled                                       (542)                  $83.80            -
                                      ------------------------------------------------------------------------
Unexercised options outstanding -
         December 31, 1999                             57,516                  $67.73            -
Options Cancelled                                           -
                                      ------------------------------------------------------------------------
Unexercised options outstanding -
         December 31, 2000                             57,516                  $67.73            -
Options Cancelled                                           -
                                      ------------------------------------------------------------------------
Unexercised options outstanding -
         December 31, 2001                             57,516                  $67.73            -

Price range $123.00-$145.80
        (Average life of 1.15 years)                    1,342                 $132.16
Price range $80.40-$90.00
        (Average life of 0.69 years)                   26,016                  $89.82
Price range $43.20-$60.00
        (Average life of 0.68 years)                   30,158                  $45.81

Exercisable options
      December 31, 1999                                57,309                  $67.64
      December 31, 2000                                57,516                  $67.73
      December 31, 2001                                57,516                  $67.73



                                      F-21

                           CHAPARRAL RESOURCES, INC.

9. Common Stock (Continued)

The following table summarizes all common stock purchase warrant activity:


                                                        Number of                Exercise
                                                          Stock                   Price
                                                         Warrants                 Range
                                                  ----------------------- --------------------
     Outstanding, December 31, 1998                        75,908           $    0.0006 - $210
     Expired                                              (21,459)          $        15 - $60
                                                  ----------------------- --------------------
     Outstanding, December 31, 1999                        54,449           $    0.0006 - $210
     Granted                                            1,785,455           $             9.79
     Expired                                               (2,082)          $               15
                                                  ----------------------- --------------------
     Outstanding, December 31, 2000                     1,837,822           $    0.0006 - $210
     Expired                                               (3,334)          $         51 - $75
                                                  ----------------------- --------------------
     Outstanding, December 31, 2001                     1,834,488           $    0.0006 - $210
                                                  ======================= ====================

The following table summarizes the price ranges of all common stock purchase warrants outstanding as of December 31, 2001:

                   Number of Warrants              Exercise Price
                   ----------------------------------------------
                               16,667              $       210.00
                            1,785,455              $         9.79
                               15,333              $         0.60
                               17,033              $       0.0006
                   ----------------------------------------------

                            1,834,488              $0.0006 - $210


10. Redeemable Preferred Stock and Related Common Stock Warrants

In November 1997, the Company entered into a Subscription Agreement ("Agreement") with an unaffiliated investor to purchase 225,000 shares of the Company's designated Series A, B, and C Redeemable Preferred Stock, for $100 per share. As of December 31, 1997, the investor had purchased 50,000 shares of the Company's Series A Redeemable Preferred Stock for $5 million. In March 1998, the Company and the investor mutually released each other from any further obligations. The Company is not required to issue any additional preferred stock under the Agreement and the investor has no obligation to provide funds to the Company in exchange for such stock.

The Series A Redeemable Preferred Stock is convertible and accrues an annual, cumulative dividend of $5 per share. The dividends are payable semi-annually on May 31 and November 30, as declared by the Company's Board of Directors. As of December 31, 2001, dividends in arrears relating to the Series A Redeemable Preferred Stock were $1 million. The Company has increased the carrying value of the Series A Redeemable Preferred Stock by $1 million by accreting $250,000 in 2001, 2000, 1999, and 1998, respectively, directly to accumulated deficit.

                           CHAPARRAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. Redeemable Preferred Stock and Related Common Stock Warrants (Continued)

The number of shares of common stock issuable upon conversion of each share of Series A Redeemable Preferred Stock is determined by dividing $100 by the conversion price of the preferred stock. The conversion price is subject to recalculation if, and when, the Company issues additional common stock or common stock equivalents to obtain additional equity or debt financing. The Company has issued common stock and common stock warrants in both equity and debt financing transactions. Adjusted for these transactions, the conversion price as of December 31, 2001 was $10.55 per share (rounded), equivalent to 9.48 shares of common stock for each share of Series A Redeemable Preferred Stock.

The Series A Redeemable Preferred Stock has voting privileges identical to the Company's common stock. The total number of votes allowed to the holders of the Series A Redeemable Preferred Stock is equal to the number of shares of common stock the Series A Redeemable Preferred Stock could be converted into on the specific date of record. As of December 31, 2001, the 50,000 shares of Series A Redeemable Preferred Stock were convertible into 473,890 shares of common stock.

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

The Series A Redeemable Preferred Stock is subject to mandatory redemptions, beginning on November 30, 2002. As of December 31, 2001, the schedule of redemptions of the stated value, plus any unpaid dividends, is as follows:

         Year                        Amount
         2002                         $2,000,000
         2003                         $2,000,000
         2004                         $2,000,000
                                     -----------
         Total                        $6,000,000
                                     ===========

Allen, a significant stockholder of the Company, acted as placement agent in connection with the Agreement. Allen elected to receive its fees in the form of warrants to purchase 15,000 shares of the Company's common stock that were all originally exercisable through November 25, 2002, at an exercise price of $0.60 per share. The 15,000 warrants were recorded at their fair value of $2.27 million. Out of the 15,000 warrants issued to Allen, 3,333 directly relate to the issuance of 50,000 shares of the Series A Redeemable Preferred Stock. The 3,333 warrants were recorded as issuance costs of $500,000, reducing the $5.0 million proceeds from Series A Redeemable Preferred Stock. The remaining 11,667 warrants, discussed below, were recorded as a stock subscription receivable. The basis difference of $500,000 upon issuance of the Series A Redeemable Preferred Stock is being accreted directly to accumulated deficit for the period through the redemption date. The Company increased the carrying value of the Series A Redeemable Preferred Stock by $100,000 in 2001, 2000, 1999, and 1998, respectively, to reflect the accretion of the issuance costs.

                           CHAPARRAL RESOURCES, INC.

10. Redeemable Preferred Stock and Related Common Stock Warrants (Continued)

In an agreement dated March 31, 1998, the Company agreed to allow Allen to retain, subject to certain performance criteria, the warrants to purchase 11,667 shares of the Company's common stock related to the subscriptions not received under the original terms of the Agreement. Accordingly, the unearned warrants held by Allen were fully restricted from exercise unless Allen assisted the Company in raising $17.5 million in additional capital or alternative financing on acceptable terms to the Company on or before November 25, 1999. For each $1,500 of additional capital raised, a warrant to purchase one share of common stock is deemed earned by Allen.

During 1998, Allen assisted the Company in raising an additional $12.5 million in equity capital. As a result, 8,334 of the 11,667 warrants became unrestricted and $1.26 million was transferred from stock subscription receivable to additional paid-in-capital. During 1999, Allen contributed an additional $5.83 million in exchange for the Company's Notes, earning the final 3,333 in restricted warrants. The Company recognized the remaining stock subscription receivable of $506,000 as a discount to the Company's Notes issued in 1999.

If the Company completes the transaction with CAIH, it is anticipated that the Company will fully redeem the Series A Preferred Stock currently outstanding.

11.      Income Taxes

The following is a summary of the provision for income taxes:

                                                       Year Ended December 31,
                                               2001          2000          1999
                                              ----------------------------------

Income tax benefit computed
  at federal statutory rate                   $(5,675)     $(9,381)     $(1,807)
Non-deductible interest associated
  with convertible notes                         --          7,551         --
Expiration of NOL carryforwards                   663          518          330
Other                                               7           90          112
Change in asset valuation
  allowance                                     5,005        1,222        1,365
                                              -------      -------      -------
Income taxes                                  $  --        $  --        $  --
                                              =======      =======      =======

                           CHAPARRAL RESOURCES, INC.

11. Income Taxes (continued)

The components of the Company's deferred tax assets and liabilities are as follows:

                                                         Year Ended December 31,
                                                        ------------------------
                                                           2001          2000
                                                        ------------------------
Deferred tax assets:
   Oil and gas assets                                   $    400       $    141
   Amortization of derivatives                             1,133           --
   Compensation and accrued expenses                         786           --
   Capital loss on transfer of net profits interest        1,529           --
   Net operating loss carryforwards                       10,550          9,253
   Valuation allowance                                   (14,398)        (9,394)
                                                        --------       --------
Deferred tax assets                                     $   --         $   --
                                                        ========       ========

As of December 31, 2001, the Company has estimated tax loss carryforwards of $29.5 million of which $27.35 million are domestic losses for federal income tax purposes and $2.15 million are foreign losses related to the Company's investment in KKM. These carryforwards will expire at various times between 2002 and 2020. The Company also has unused statutory depletion carryforwards, which have an unlimited duration, of approximately $639,000. The 2000 difference between the income tax benefit calculation of the statutory and effective rate is primarily due to the disallowance of interest expense associated with the Company's Notes converted in September 2000, including a $20.34 million interest charge due to the application of EITF 98-5. Other permanent book/tax differences for the years 2001, 2000, and 1999 include expiration of net operating loss carryforwards, adjustments for stock compensation and disallowance of meals and entertainment expenses.

The Company has cumulative book losses of $68.70 million. Cumulative book/tax differences of approximately $39.2 million primarily relates to the disallowance of $21.58 million in interest expense incurred on the Company's Notes, $1.4 million in accrued dividends and discount accretion of the Company's Series A Redeemable Preferred Stock booked directly to retained earnings, $1.14 million in disallowed depletion expense, $3.24 million in disallowed amortization on derivatives, and $4.37 million on disallowed interest expense on the transfer of the 40% net profits interest to Shell Capital. The remaining difference relates to adjustments for stock based compensation, meals & entertainment, and expired tax net operating losses from prior periods.

The conversion of the Company's Notes during 2000 into common stock resulted in an ownership change under Section 382 of the Internal Revenue Code, which may significantly limit the Company's use of its net operating tax loss carryforwards.

The Company did not record any deferred tax assets or income tax benefits for net operating losses as of December 31, 2001. The Company's only significant asset is its 50% interest in KKM. Therefore, the Company has taken a 100% valuation allowance against any resulting deferred tax asset due to such carryforwards.

12. Other Related Party Transactions

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

                           CHAPARRAL RESOURCES, INC.

13. Operating Leases

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

The Company entered into a new sublease agreement extending from March 2000 through November 2003. The Company's future minimum annual lease payments through the term of the lease are as follows:

                    Year                 Amount
                    ------------------------------
                    2002              $     60,000
                    2003              $     55,000
                    2004              $          -
                    2005              $          -

The Company's rental expense for 2001, 2000, and 1999, was approximately $77,000, $60,000, and $93,000, respectively.

14. Commitments and Contingencies

In January 2000, the Company obtained binding political risk insurance coverage from the Overseas Private Investment Corporation ("OPIC"). The OPIC policy's maximum coverage amount electable by the Company is $50.0 million, which requires a quarterly premium of $262,500. The Company is required to maintain political risk insurance until the Loan is fully repaid. As of December 31, 2001, the Company has paid a total of $1.92 million in premiums and had bound OPIC coverage of $50 million through January 30, 2002.

15. KKM Financial Statements

Due to the significance of the Company's equity investee, the Company has attached audited financial statements for KKM. Reflected in the financial statements are management fees of $2.04 million charged by the Company to KKM for each of the three years ended December 31, 2001. These amounts are exclusive of any local withholding tax, which may be accrued by KKM. Also, the financial statements include interest on the note payable to the Company from KKM in the amounts $2.90 million, $3.35 million, and $1.71 million for the years ended December 31, 2001, 2000, and 1999, respectively.

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

KKM sold 2.18 million barrels of crude oil in 2001, of which 375,000 barrels were sold on the local market. Prices received on local market sales were substantially lower than world market prices prevailing at that time. KKM has an existing agreement to sell 100% of its production on the export market for world market prices and a right to export 100% of its production under the terms of agreement with the government. However, the Company expects the government to continue to require KKM to sell up to 20% of its future crude oil production to the local market. Therefore, year-end prices used for the standardized measure of discounted net cash flows for 1999, 2000, and 2001 reflect the assumption that 20% of KKM's production will be sold on the local market for a substantially lower net oil price.

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

As discussed in Note 14, the Company has attached the audited financial statements of KKM. Those financial statements should be reviewed in conjunction with the following disclosures with respect to the Company's proportionate interest in KKM's oil and gas producing activities.

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                                 (IN THOUSANDS)


Proven Oil and Gas Reserve Quantities
(All within the Republic of Kazakhstan)

                                                        Oil         Gas
                                                     Reserves     Reserves
                                                      (bbls.)      (Mcf.)
                                                     --------     --------
Company's proportional interest in KKM's proved developed and undeveloped reserves

Balance December 31, 1999                            10,071         --
                                                     ======       =======
Balance December 31, 2000                            16,523         --
                                                     ======       =======
Balance December 31, 2001                            14,961         --
                                                     ======       =======




Capitalized Costs Relating to Oil and Gas Producing Activities
(All within the Republic of Kazakhstan)



                                                               Year Ended December 31,
                                                    2001                 2000                 1999
                                                   -------------------------------------------------

Company's share of equity method
        investee's net capitalized cost            $33,530              $25,894              $12,165
                                                   =======              =======              =======


Cost Incurred in Oil and Gas Property Acquisition,
       Exploration, and Development Activities
        (All within the Republic of Kazakhstan)

                                                               Year Ended December 31,
                                                     2001                2000               1999
                                                  --------------------------------------------------

Company's share of equity method
       investee's costs of property acquisition,
       exploration, and development                $12,446              $13,602             $ 3,738
                                                   =======              =======             =======







            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED


Results of operations for producing activities
(All within the Republic of Kazakhstan)

                                                                 Year Ended December 31,
                                                     2001                2000                1999
                                                  --------------------------------------------------

Company's share of equity method
       investee's results from operations
       for producing activities                   $  6,090              $ 3,241             $  --
                                                  ========              =======             ========


Standardized Measure of Discounted Future Net Cash Flows

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                               Year Ended December 31,
                                                    2001                2000                 1999
                                                  --------------------------------------------------

Company's share of equity
       method investee's standardized
       measure of discounted future
       cash flows                                 $ 40,344             $ 70,281             $ 61,312
                                                  ========             ========             ========








                          SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                              (All Amounts in Thousands)

2001 Quarterly Information


                                                                           For the Three Months Ended                  Total as of
                                                       -------------------------------------------------------------   -------------
                                                          March 31,       June 30,     September 30,   December 31,    December 31,
                                                            2001            2001           2001            2001            2001
                                                       ------------------------------------------------------------   --------------

Operating expenses                                     $     (1,134)   $     (1,368)   $     (1,190)   $     (1,391)   $     (5,083)
Other income (loss)                                            (565)            (75)         (4,575)         (3,398)         (8,613)
                                                       ----------------------------------------------------------------------------
Loss before cumulative effect of change in
   accounting principle                                      (1,699)         (1,443)         (5,765)         (4,789)        (13,696)
Cumulative effect of change in accounting
   principle                                                 (2,519)           --              --              --            (2,519)
                                                       ----------------------------------------------------------------------------
Net loss                                               $     (4,218)   $     (1,443)   $     (5,765)   $     (4,789)   $    (16,215)
                                                       ----------------------------------------------------------------------------
Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock                          (63)            (62)            (63)            (62)           (250)
Discount accretion
   Series A Redeemable Preferred Stock                          (25)            (25)            (25)            (25)           (100)

                                                       ----------------------------------------------------------------------------
Net loss available to common stockholders              $     (4,306)   $     (1,530)   $     (5,853)   $     (4,876)   $    (16,565)
                                                       ============================================================================

Basic and diluted earnings per share:

Loss per share before cumulative                       $      (0.12)   $      (0.11)   $      (0.41)   $      (0.34)   $      (0.98)
   effect of change in accounting principle

Cumulative effect of change in                         $      (0.18)   $       --      $         --    $       --      $      (0.18)
   accounting princip
Net loss per share                                     $      (0.30)   $      (0.11)   $      (0.41)   $      (0.34)          (1.16)

Weighted average number of shares
   outstanding (basic and diluted)                       14,283,746      14,283,801      14,283,801      14,283,801      14,283,788














                                          SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA
                                                                     UNAUDITED
                                                            (All Amounts in Thousands)

2000 Quarterly Information

                                                                      For the Three Months Ended                       Total as of
                                                       ------------------------------------------------------------   --------------
                                                          March 31,      June 30,      September 30,   December 31,     December 31,
                                                            2000           2000            2000            2000             2000
                                                       ------------------------------------------------------------   --------------

Operating expenses                                     $       (802)   $       (778)   $     (1,170)   $     (1,364)   $     (4,114)
Other income (loss)                                          (1,389)           (368)        (21,856)            924         (22,689)
                                                       ------------------------------------------------------------    ------------
Net loss                                                     (2,191)         (1,146)        (23,026)           (440)        (26,803)
Cumulative annual dividend accrued on
     Series A Preferred Stock                                   (63)            (62)            (63)            (62)           (250)
Discount accretion on
     Series A Preferred Stock                                   (25)            (25)            (25)            (25)           (100)
                                                       ------------------------------------------------------------    ------------
Net loss available to common stockholders              $     (2,279)   $     (1,233)   $    (23,114)   $       (527)   $    (27,153)
                                                       ============================================================    ============

Basic and diluted earnings per share:
Net loss per share                                     $      (2.32)   $      (1.26)   $     (10.88)   $      (0.04)   $      (6.01)
Weighted average number of shares
     outstanding (basic and diluted)                        980,427         980,481       2,124,083      13,775,218       4,516,032


                                                              F-31

                         Report of Independent Auditors


The Board of Directors and Stockholders
Closed Type JSC Karakudukmunay

We have audited the accompanying balance sheets of Closed Type JSC Karakudukmunay ("the Company") as of December 31, 2001 and 2000, and the related statements of operations, cash flows and stockholders' deficit for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Closed Type JSC Karakudukmunay at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a working capital deficiency as of December 31, 2001 and there are uncertainties relating to the Company's ability to meet its expenditure/cash flow requirements through 2002. In addition, the Company's principal investor has been notified that it is in default of its loan agreement with its primary creditor and the primary creditor has initiated legal proceedings for purposes of obtaining control of the principal investor's interest in the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and other factors in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


                                        /s/  Ernst & Young Kazakhstan
                                        ----------------------------------------
                                             Ernst & Young Kazakhstan

April 2, 2002
Almaty, Kazakhstan



                                  Closed Type JSC Karakudukmunay
                                       Balance Sheets as of
                                           December 31,
                                   (In Thousands of US Dollars)

                                                              2001                     2000
                                                            ---------               --------
ASSETS

Current assets:
     Cash                                                    $    556                $     51
     Trade receivables                                           --                       680
     Prepaid and other receivables (Note 4)                     1,705                   1,251
     Crude oil inventory                                          145                     155
     Current VAT receivable (Note 5)                            1,925                   3,100
                                                             --------                --------
Total current assets                                            4,331                   5,237

Deferred tax assets (Note 11)                                      58                    --
Long term VAT receivable (Note 5)                                --                       985
Materials and supplies                                          2,809                   3,800
Property, plant and equipment, net (Note 6)                     4,741                   4,682

Oil and gas properties, full cost (Note 7)
     Properties subject to depletion                           42,336                  22,779
     Properties not subject to depletion                       17,173                  20,527
                                                             --------                --------
                                                               59,509                  43,306
                                                             --------                --------

TOTAL ASSETS                                                 $ 71,448                $ 58,010
                                                             ========                ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                        $  9,914                $  8,926
     Accrued liabilities (Note 8)                                 675                     795
     Current portion of loans payable
       to partner (Note 10)                                     5,000                    --
                                                             --------                --------
Total current liabilities                                      15,589                   9,721

Long-term debt  (Note 10)                                      58,438                  58,605
Other long-term liabilities (Note 9)                              276                      86
Deferred tax liability (Note 11)                                1,220                    --

Stockholders' deficit:

Charter capital (Note 12)                                         200                     200
Accumulated deficit                                            (4,275)                (10,602)
                                                             --------                --------
                                                               (4,075)                (10,402)
                                                             --------                --------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 71,448                $ 58,010
                                                             ========                ========

See accompanying notes.






                                     Closed Type JSC Karakudukmunay
                        Statements of Operations for the years ended December 31,
                                      (In Thousands of US Dollars)


                                                   2001                   2000                    1999
                                                -------------------------------------------------------
Revenues:
   Oil sales                                     $ 36,575               $ 16,968               $   --


Costs and expenses:
   Transportation costs                             8,297                  3,213                   --
   Operating expenses                               5,246                  3,676                   --
   Depreciation and depletion                       9,479                  3,598                    744
   Management service fee                             620                    454                    594
   General and administrative                       3,753                  2,316                  1,849
                                                 ------------------------------------------------------
Total cost and expenses                            27,395                 13,257                  3,187
                                                 ------------------------------------------------------

Income (loss) from operations                       9,180                  3,711                 (3,187)

Other (income) expense:
   Interest income                                    (14)                   (51)                  --
   Interest expense                                 1,847                  2,245                  1,101
   Currency exchange (gain)/loss                     (258)                    54                    216
   Other                                              116                     58                   --
                                                 ------------------------------------------------------

Income (loss) before income taxes                $  7,489               $  1,405               $ (4,504)
                                                 ======================================================

Income tax expense                                  1,162                   --                     --
                                                 ------------------------------------------------------

Net income / (loss)                              $  6,327               $  1,405               $ (4,504)
                                                 ======================================================



See accompanying notes.





                                     Closed Type JSC Karakudukmunay
                         Statements of Cash Flows for the years ended December 31,
                                      (In Thousands of US Dollars)


                                                                     2001             2000              1999
                                                                   --------          --------          --------

Cash flows from operating activities:
Net income (loss)                                                  $  6,327          $  1,405          $ (4,504)

Adjustments to reconcile net income
    (loss) to net cash provided (used) by
    operating activities:

Depreciation and depletion                                            9,479             3,598               744
Loss from sale and disposition of fixed assets                          116                58              --
Management service fees                                                 362              --                 594
Accrued production bonus                                                190                86              --
Deferred  income taxes                                                1,162              --                --

Changes in working capital:
    (Increase)/decrease in prepaid and other receivables                227            (1,862)               56
    (Increase)/decrease in crude oil inventory                           (3)              272               201
    (Increase)/decrease in materials and supplies inventory             991            (2,664)              358
    (Increase)/decrease in VAT receivable                             2,160            (3,414)              192
    Increase in accounts payable and accrued liabilities                868             5,710               984
    Increase/(decrease) in accrued interest payable to partner       (2,897)            3,346             1,708
                                                                   --------          --------          --------
Net cash provided by operating activities                            18,982             6,535               333

Cash flows from investing activities:
Purchase of property, plant and equipment                              (980)           (1,178)             (853)
Investments in oil and gas properties                               (23,911)          (27,205)           (6,031)
Proceeds from sale of fixed assets                                       45                 3              --
Net proceeds from sales of non-commercial crude oil                    --                --               1,019
                                                                   --------          --------          --------
Net cash used in investing activities                               (24,846)          (28,380)           (5,865)

Cash flows from financing activities:
Increase in loan payable to bank                                      1,600              --                --
Principal payments on bank loan                                      (1,600)             (578)             (178)
Increase in loan payable to partner due to cash contributions
    and other contributions                                           6,369            22,388             5,743
                                                                   --------          --------          --------
Net cash provided by financing activities                             6,369            21,810             5,565

Net increase/(decrease)  in cash                                        505               (35)               33
Cash at beginning of year                                                51                86                53
                                                                   --------          --------          --------
Cash at end of year                                                $    556          $     51          $     86
                                                                   ========          ========          ========

Supplemental cash flow disclosure:
         Interest paid to non-related parties                      $     14          $     33          $     89

Supplemental schedule of non-cash
    investing and financing activities:
         Increase in accrued management service fees               $  1,360          $   --            $  2,040


See accompanying notes.





                                                   Closed Type JSC Karakudukmunay
                                                 Statement of Stockholders' Deficit
                                                   (In Thousands of US Dollars)





                                                         Authorized           Accumulated
                                                      Charter Capital          Deficit                  Total
                                                      ---------------         -----------              --------
As of  December 31,1998                                      200                 (7,503)                 (7,303)

Net loss for the year 1999                                  --                   (4,504)                 (4,504)
                                                        --------               --------                --------

As of  December 31,1999                                      200                (12,007)                (11,807)

Net income for the year 2000                                --                    1,405                   1,405
                                                        --------               --------                --------

As of  December 31, 2000                                     200                (10,602)                (10,402)

Net income for the year 2001                                --                    6,327                   6,327
                                                        --------               --------                --------


As of  December 31, 2001                                $    200               $ (4,275)               $ (4,075)
                                                        ========               ========                ========


See accompanying notes.


                                                          F-36

                         Closed Type JSC Karakudukmunay
                        Notes to the Financial Statements
          (Amounts in thousands of US dollars unless otherwise stated)


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

2. Basis of Presentation

The Company maintains its accounting records and prepares its financial statements in US dollars in accordance with the terms of the Agreement. Certain reclassifications have been made in the financial statements for 2000 and 1999 to conform to the 2001 presentation.

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

Cash and other monetary assets held and liabilities denominated in currencies other than US dollars are translated at exchange rates prevailing as of the balance sheet date (150.20 and 144.50 Kazakh Tenge per US dollar as of December 31, 2001 and 2000, respectively). Non-monetary assets and liabilities denominated in currencies other than US dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-US dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate the Company could realize or settle these assets and liabilities in US dollars.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
          (Amounts in thousands of US dollars unless otherwise stated)


2. Basis of Presentation (continued)


The Company had $6.57 million of net monetary liabilities denominated in Tenge as of December 31, 2001 and $1.67 million net monetary liabilities denominated in Tenge as of December 31, 2000.

Interest Capitalization
-----------------------

The Company capitalizes interest on significant construction projects. Assets qualifying for interest capitalization include significant investments in unproved properties and other major development projects that are not being depreciated, depleted, or amortized, provided that work is in progress at that time. The Company had interest expense of $2.92 million, $3.38 million, and $1.80 million for the years ended December 2001, 2000, and 1999, respectively. For the same periods, the Company capitalized interest totaling $1.07 million, $1.13 million, and $697,000, respectively.

Oil and Gas Properties  - Full Cost Method
----------------------  ------------------

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

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
          (Amounts in thousands of US dollars unless otherwise stated)


2. Basis of Presentation (continued)

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are valued at historical cost and are depreciated on a straight line basis over the estimated useful lives of the assets as follows:

               Description                            Period
               -----------                            ------

     Office buildings and apartments                 20 years
     Office equipment                                 3 years
     Vehicles                                         5 years
     Field buildings                                 15 years
     Field equipment                              Up to 10 years

Inventory
---------

Crude oil inventory is valued using the first-in, first-out method, at the lower of cost or net realizable value. Crude oil inventory represents production costs associated with lifting and transporting crude oil from the Karakuduk Field to the KazTransOil pipeline. Crude oil placed into the KazTransOil Pipeline is held as inventory until formally nominated and delivered for sale. Crude oil inventory as of December 31, 2001 and 2000 represented approximately 24,000 and 19,000 barrels of crude oil, respectively.

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

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
          (Amounts in thousands of US dollars unless otherwise stated)


2. Basis of Presentation (continued)

New Accounting Standards
------------------------

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended by SFAS No. 137 and 138, is effective for years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001. As a result of adoption of SFAS 133, the Company recognizes all derivative financial instruments in the financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in income or in stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. The Company has not identified any derivative financial instruments, which could be designated as fair value or cash flow hedges under SFAS 133 as of December 31, 2001.

During 2001, the FASB issued the following pronouncements, which have potential future accounting implications for the Company:

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

SFAS 141 and 142 will not apply to the Company unless it enters into a future business combination. The Company is currently assessing the impact of SFAS 143 on its financial condition and results of operations and is unsure if the effect of the future adoption of SFAS 143, if any, will be material to the Company's financial results.

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

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
          (Amounts in thousands of US dollars unless otherwise stated)


3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency as of December 31, 2001 and there are uncertainties relating to the Company's ability to meet all expenditure and cash flow requirements through fiscal year 2002. In addition, Chaparral Resources, Inc. ("Chaparral"), the parent company of the Company's principal investor, Central Asian Petroleum (Guernsey) Limited ("CAP-G"), has been notified by Shell Capital Services Limited, acting as facility agent, that it is in default of its loan agreement (the "Loan") with Shell Capital Inc. ("Shell Capital"), and Shell Capital Services Limited has initiated legal proceedings against both Chaparral and CAP-G. See Note 13 regarding the status of the Loan.

These conditions raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. The Company is seeking to alleviate these conditions through increased production and related sale of oil from the Karakuduk Field and elimination or minimization of local oil sales requirements imposed upon the Company by the Government. See Note 14 regarding the Company's local market requirements.

4. Prepaid and Other Receivables

The breakdown of Prepaid and Other Receivables is as follows:

                                                     December 31,   December 31,
              Description                               2001           2000
              -----------                            ------------   -----------

     Advanced payment for oil and gas assets            $ --           $  189
     Advanced payments for materials and supplies          588           --
     VAT receivable from drilling contractor              --              651
     Prepaid transportation costs                          959            291
     Other prepaid expenses                                158            120
                                                        ------         ------
     Total                                              $1,705         $1,251
                                                        ======         ======

Advanced payment for materials and supplies represents prepayments for general materials and supplies to be used in the development of the Karakuduk Field. Advanced payments for oil and gas assets represents prepaid drilling costs, which were fully recovered during 2001 through reduction of monthly charges from the Company's drilling contractor, KazakhOil Drilling Services Company ("KODS"), an affiliate of KazakhOil JSC. The VAT receivable from the drilling contractor represents import VAT paid by the Company on behalf of KODS, which was offset against drilling invoices charged to the Company in 2001. Prepaid transportation costs represent the prepayment of export tariffs necessary to sell oil on the export market, which is expensed in the period the related oil revenue is recognized.

5. VAT Receivable

The VAT receivable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT receivable consists of VAT paid on local expenditures and imported goods. Under the Company's Agreement, VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company's fiscal obligations, including future income tax liabilities. Periodically, the Company reviews it outstanding VAT receivable for possible impairment. During 2001, the Company received VAT refunds of approximately $5.94 million.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
          (Amounts in thousands of US dollars unless otherwise stated)


6. Property, Plant and Equipment

Upon full amortization of tangible assets, the right of ownership of the tangible assets shall be transferred to the Republic of Kazakhstan in accordance with the Agreement. The Company is entitled to the use of the fully amortized tangible assets during the whole term of the Agreement. A summary of property, plant and equipment is provided in the table below:

                                                December 31,       December 31,
          Description                              2001                2000
          -----------                           ------------       -------------

     Office buildings and apartments               $   326            $   312
     Office equipment and furniture                    770                552
     Vehicles                                        1,376              1,758
     Field buildings                                 4,304              3,652
     Field equipment and furniture                     492                479
                                                   -------            -------
         Total cost                                  7,268              6,753

     Accumulated depreciation                       (2,527)            (2,071)
                                                   -------            -------

     Property, plant and equipment, net            $ 4,741            $ 4,682
                                                   =======            =======

Depreciation expense for property, plant, and equipment was $803,000, $755,000, and $744,000 for years ending December 31, 2001, 2000, and 1999, respectively.

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

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
          (Amounts in thousands of US dollars unless otherwise stated)


7. Oil and Gas Properties (continued)

The Company recognized total amortization expense of $8.67 million and $2.77 million for the years ended December 31, 2001 and 2000, respectively. For the same periods, the effective amortization rate was $3.97 and $3.70 per barrel, respectively.

In accordance with SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, the Company accounts for amortization of crude oil production as a component of crude oil inventory until the related crude oil is sold. As of December 31, 2001 and 2000, $96,000 and $76,000 of amortization expense was capitalized to crude oil inventory, respectively.

The composition of Oil and Gas Properties is as follows:


                                                                December 31,           December 31,
                     Description                                    2001                   2000
                     -----------
                                                                -------------         --------------

Acquisition costs                                                 $    508                $    508
Exploration and appraisal costs                                     22,277                  22,077
Development cost                                                    44,633                  21,012
Capitalized interest                                                 3,699                   2,628
                                                                  --------                --------
    Total oil and gas properties at cost                          $ 71,117                $ 46,225
                                                                  ========                ========

Total costs not subject to amortization                           $ 17,173                $ 20,527
                                                                  ========                ========

Total costs subject to amortization                                 53,944                  25,698
Accumulated amortization                                           (11,608)                 (2,919)
                                                                  --------                --------
      Net properties subject to amortization                      $ 42,336                $ 22,779
                                                                  ========                ========



The full cost ceiling test results as of December 31, 2001 support the carrying amount of the assets disclosed above. Therefore, no impairment provision has been made.






                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
          (Amounts in thousands of US dollars unless otherwise stated)



8. Accrued Liabilities

                                                               December 31,            December 31,
                        Description                                2001                    2000
                        -----------
                                                              --------------          --------------

     Accrued management service fee                               $574                     $574
     Accrued taxes payable                                          36                      156
     Other accrued liabilities                                      65                       65
                                                                  ----                     ----

         Total accrued liabilities                                $675                     $795
                                                                  ====                     ====

9. Other Long-Term Liabilities

Other long-term liabilities represent production based bonuses, which will be payable to the Government of Kazakhstan amounting to $500,000 when cumulative production reaches ten million barrels and $1.2 million when cumulative production reaches 50.0 million barrels. Under current Kazakhstan tax law, the production bonuses will be considered tax deductible expenditures in the calculation of profits taxes. The Company accrues the production bonuses in relation to cumulative oil production. The Company accrued $190,000 and $86,000 in production bonuses for the years ended December 31, 2001 and December 31, 2000, respectively.

10. Long-term Debt

                                                               December 31,            December 31,
                        Description                                2001                    2000
                        -----------                            ------------            ------------

Loans payable to partner
    Cash funding                                                  $ 47,317                $ 42,477
    Management service fee                                           7,675                   6,315
    Other expenditures                                               4,715                   3,186
    Accrued interest payable                                         3,731                   6,627
                                                                  --------                --------
                                                                    63,438                  58,605
Less current portion                                                (5,000)                   --
                                                                  --------                --------

    Total long-term debt                                          $ 58,438                $ 58,605
                                                                  ========                ========




                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
          (Amounts in thousands of US dollars unless otherwise stated)


10. Long-term Debt (continued)

Loans Payable to Partner
------------------------

One of the Company's founders, CAP-G, bears sole financial responsibility for providing all funding for the Company, which is not otherwise generated by the Company's operations or borrowed from third party sources. The various forms of funding from CAP-G are treated as long-term loans to the Company and bear interest at the rate of LIBOR plus 1%. The Agreement requires installment payments on the loan to be paid quarterly in an amount equal to 65% of gross revenues after deduction of royalties payable to the Government of Kazakhstan. CAP-G, at its own discretion, may waive receipt of quarterly repayments to maintain working capital within the Company. During 2001, the Company paid $5.79 million to CAP-G as investment recovery.

The management service fee element of loans payable to partners relates to management services provided by a subsidiary of Chaparral from 1996 through 1999 and directly by Chaparral, thereafter. Chaparral is CAP-G's parent company. The accrued management fees were paid by CAP-G on the Company's behalf and made part of the loan.

Loans Payable to Banks
----------------------

In September 2001, the Company borrowed $1.60 million from a local Kazakhstan financial institution. The Company fully repaid the loan in October, 2001.

11. Taxes

The Company is subject to corporate income tax at the prevailing statutory rate of 30%. Income (loss) from continuing operations before provision for income taxes consists of:



                                                                  Year ended December 31,
                                                        2001               2000               1999
                                                       ---------------------------------------------

     Income/(Loss) before income taxes                 $7,489             $1,405             $(4,504)
                                                       ======             ======             =======


The provision for income taxes consists of:

                                                                      Year ended December 31,
                                                         2001                 2000                 1999
                                                       --------------------------------------------------
     Income tax provision:
        Current                                           --                    --                   --
        Deferred                                         1,162                  --                   --
                                                        ------                 ----                 -----
     Total provision for income taxes                   $1,162                 $--                  $--
                                                        ======                 ====                 =====


                                                     F-45

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
          (Amounts in thousands of US dollars unless otherwise stated)


11. Taxes (continued)

The following table summarizes the significant differences between the statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                                      Year ended December 31
                                                     2001                   2000                   1999
                                                   -------------------------------------------------------
Statutory tax rate                                       30%                    30%                    30%

Income taxes (benefit) computed
      at statutory rate                             $ 2,247                $   422                $(1,351)
Losses and expenses with no tax
       benefit                                        1,608                    487                    847
Utilization of net operating
       loss carryforwards                              --                     --                     --
Change in asset valuation allowance                  (2,693)                  (909)                   504
                                                    -------                -------                -------
Income tax provision                                $ 1,162                $  --                  $  --
                                                    =======                =======                =======

The components of the Company's deferred tax assets and liabilities are as follows:

                                                          Year ended December 31
                                                            2001          2000
                                                          ----------------------
Deferred tax assets:
  Oil and gas properties                                  $    24       $   253
  Net operating loss carryforwards                             34           908
                                                          -------       -------
Total deferred tax assets before                               58         1,161
       valuation allowance
  Valuation allowance                                        --          (1,161)
                                                          -------       -------
Net deferred tax assets                                        58          --

Deferred tax liabilities
    Oil and gas properties and
        other book/tax differences                          1,220          --
                                                          -------       -------
Total deferred tax liabilities                              1,220          --

                                                          -------       -------
Net deferred tax liabilities (assets)                     $ 1,162       $  --
                                                          =======       =======

The Company recognized a net deferred tax liability of $1.16 million as of December 31, 2001, primarily related to deductible temporary differences for cost recovery adjusted for net operating loss carryforwards expected to be utilized in future years. The Company did not record a valuation allowance for the year ended December 31, 2001, due to the Company's determination that net operating loss carryforwards would be fully utilized to offset taxable income in 2001 and future periods. Additionally, the Company increased its valuation allowance by $1.53 million applied against 2001 taxable income to reflect the impact of depreciation for basis adjustments allowed for statutory tax reporting purposes. The adjustment did not impact the provision for prior years as the Company recognized a 100% valuation allowance on its deferred tax assets due to recurring operating losses from prior periods.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
          (Amounts in thousands of US dollars unless otherwise stated)


11. Taxes (continued)

The Agreement specifies the income taxes and other taxes applicable to the Company, which is subject to the tax laws of the Republic of Kazakhstan. At December 31, 2001, the Company has tax loss carryforwards of approximately $115,000 available to offset against future taxable income, in accordance with the terms of the Agreement and legislation existing as of the date the Agreement was signed. The tax loss carryforwards are Tenge denominated and expire in 2004.

The Company has used the best estimates available to determine the Company's deferred tax assets and liabilities before consideration of the valuation allowance. Refer to Note 13 regarding the uncertainties of taxation in the Republic of Kazakhstan.

12. Charter Capital

The total Charter Fund contribution specified in the Founders Agreement of the Company is $200,000. Each of the founders' portion of the Charter Fund and their respective participating interest in the Company is:



                                                       December 31,                  December 31,
                                                           2001                          2000
                                                 ------------------------------------------------------
                                                    Charter                     Charter
                                                  Contribution    Percent    Contribution       Percent
                                                 -------------------------------------------------------
KazakhOil                                             $ 80          40 %         $ 80             40 %
Korporatsiya Mangistau Terra International              20          10 %           20             10 %
Central Asian Petroleum (Guernsey)
 Limited - CAP-G                                       100          50 %          100             50 %
                                                     -------------------------------------------------


Total charter capital                                 $200         100 %         $200            100 %
                                                     =====                      =====


KazakhOil JSC ("KazakhOil") is the national petroleum company of the Republic of Kazakhstan.

13. Contingencies

Shell Capital Loan
------------------

In November 1999, Chaparral entered into the Loan with Shell Capital to provide up to $24.0 million to partially fund the development of the Karakuduk Field. In May 2001, the Loan was amended to provide Chaparral with up to $8.0 million in uncommitted working capital (the "Bridge Loan"), repayable on or before September 30, 2001. The Company and CAP-G both signed the Loan and Bridge Loan as "co-obligors," assuming certain obligations and commitments to Shell Capital and to Chaparral, as the borrower. The Company, however, continues to borrow funds directly from CAP-G in accordance with the terms of the Agreement.

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
          (Amounts in thousands of US dollars unless otherwise stated)


13. Contingencies (continued)

As of December 31, 2001, Chaparral was notified by Shell Capital Services Limited, acting as facility agent, that it was in default of the Loan for failure to pay outstanding principal and interest due on the Bridge Loan totaling $3.34 million on or before September 30, 2001, failure to pay principal and interest due on the Loan totaling $2.68 million on or before December 31, 2001, failure to achieve project completion by September 30, 2001, failure to settle certain accounts payable within 90 days, the Company's failure to obtain Shell Capital's approval prior to entering certain short-term debt arrangements, and failure to maintain the listing of Chaparral's common stock on one of the major stock exchanges (i.e. Nasdaq, NYSE, or AMEX). In January 2002, Chaparral received a notice from Shell Capital Services Limited accelerating the payment of the outstanding principal, interest, and other fees and expenses due under the Loan. Additionally, Shell Capital Services Limited initiated legal proceedings against Chaparral in the United Kingdom and against CAP-G in the Isle of Guernsey to enforce Shell Capital's rights under the Loan. Chaparral and CAP-G are contesting Shell Capital Services Limited's respective actions, but there are no assurances that either CAP-G or Chaparral will be successful. Shell Capital has not initiated legal action against the Company itself, but there can be no assurance that Shell Capital will not do so in the future.

As a co-obligor of the Loan, the Company is subject to the following pledges, covenants, and other restrictions:

(i) A pledge of the Company's receivables, including proceeds from the sale of crude oil, to Shell Capital in the event of default of the Loan;

(ii) A pledge of the Company's right to insurance proceeds to Shell Capital in the event of default of the Loan;

As a condition of the Loan, the Company entered into a crude oil sales agreement with Shell Trading International Limited ("STASCO"), an affiliate of Shell Capital, for the purchase of 100% of the Company's oil production from the Karakuduk Field on the export market. The Loan requires the Company to sell all of its net oil production to STASCO, unless otherwise agreed. The Company sold approximately 1.81 million barrels of oil to STASCO during 2001, and approximately 604,000 barrels during 2000. Furthermore, the Government of the Republic of Kazakhstan required the Company to sell approximately 375,000 and 161,000 barrels of oil to the local market for the years ended December 31, 2001 and December 31, 2000, respectively. Although the Loan has been called in default by Shell Capital Services Limited, the Company has continued to sell its crude oil to STASCO on the export market in accordance with the Loan and the STASCO agreement.

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

                         Closed Type JSC Karakudukmunay
                 Notes to the Financial Statements - (Continued)
          (Amounts in thousands of US dollars unless otherwise stated)


14. Local Oil Sales Requirements

The ability of the Company to realize the carrying value of its assets is dependent on being able to transport hydrocarbons and finding appropriate markets for their sale. Domestic markets in the Republic of Kazakhstan currently do not permit world market prices to be obtained.

The Company's crude oil sales agreement with STASCO, discussed in Note 13, requires the Company to sell 100% of its oil production to STASCO on the export market. The Company is not allowed to sell to other parties, on either the export or local markets, without the approval of STASCO and Shell Capital. While the Company is responsible for obtaining export quotas and finalizing access routes through the KazTransOil pipeline and onward through the Russian pipeline system, the Company has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field under the terms of the Agreement.

The Government of Kazakhstan, however, has required the Company, along with other oil and gas producers within Kazakhstan, to sell a certain portion of their crude oil production to the local market to supply local energy needs. During 2001, the Company sold approximately 375,000 barrels of crude oil on the local market for approximately $3.38 million and 1.81 million barrels to STASCO on the export market for approximately $33.20 million. During 2000, the Company sold approximately 161,000 barrels of crude oil on the local market for approximately $1.69 million and sold 604,000 barrels to STASCO on the export market for approximately $15.28 million.

The Company has and is continuing to work with the Government to effect the export of 100% of hydrocarbons produced. It is uncertain, however, whether the Company will be successful in doing so, as the Government is expected to require additional local sales from oil and gas producers in the future.

15. Related Party Transactions

The Company entered into a marketing services agreement with KazakhOil on January 31, 2000, whereby KazakhOil will assist the Company in expediting export oil sales under the crude oil sales agreement with STASCO.

In January 2000, the Company canceled its management service contract with Chaparral's subsidiary and entered into a similar contract directly with Chaparral. The contract is for $170,000 per month, plus reimbursable expenses, or $2.04 million per year.

Other related party transactions are disclosed on the face of the balance sheet. Stockholders and their respective holdings in the Company are disclosed in Note 12, CAP-G related party transactions are referenced in Note 10.

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

The Company sold 2.18 million barrels of crude oil in 2001, of which 375,000 barrels, or approximately 17%, were sold to the local market. Comparatively, the Company sold 765,000 barrels of crude oil in 2000, of which 161,000, or approximately 21%, was sold to the local market. Prices received on local market sales were substantially lower than world market prices prevailing at that time. The Company has an existing crude oil sales agreement with STASCO to sell 100% of its production on the export market for world market prices and a right to export 100% of its production under the terms of its Agreement with the government. The Company, however, expects the government to continue to require the Company to sell a portion of its future crude oil production to the local market. Therefore, year-end prices used for the standardized measure of discounted net cash flows for the three years ended December 31, 2001 reflect the assumption that 20% of the Company's production will be sold to the local market for a substantially lower net oil price per barrel.

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

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                           (All Amounts in Thousands)

Proved Oil and Gas Reserve Quantities
(All within the Republic of Kazakhstan)

                                                                  Oil                   Gas
                                                               Reserves               Reserves
                                                                (bbls.)                (Mcf.)
                                                          ---------------------------------------
Proved developed and undeveloped reserves:

Balance December 31, 1998                                                   -                    -
Revision of previous estimates                                              -                    -
Extensions, discoveries and other additions                            20,201                    -
Production                                                               (59)                    -
Balance December 31, 1999                                              20,142                    -
Revision of previous estimates                                              -                    -
Extensions, discoveries and other additions                            13,633                    -
Production                                                              (730)                    -
Balance December 31, 2000                                              33,045                    -
Revision of previous estimates                                        (1,978)                    -
Extensions, discoveries and other additions                             1,043                    -
Production                                                            (2,189)                    -
                                                          -----------------------------------------
Balance December 31, 2001                                              29,921                    -
                                                          =========================================

Proved Developed Reserves:

Balance December 31, 1999                                               3,899                    -
                                                          =========================================
Balance December 31, 2000                                              10,414                    -
                                                          =========================================
Balance December 31, 2001                                              16,401                    -
                                                          =========================================








                   SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                                PRODUCING ACTIVITIES-UNAUDITED
                                  (All Amounts in Thousands)


Capitalized Costs Relating to Oil and Gas Producing Activities
(All within the Republic of Kazakhstan)

                                                            Year Ended December 31,
                                                   2001               2000              1999

Unproved oil and gas properties                       $ 23,179          $ 29,892           $20,256
Proved oil and gas properties                           58,015            26,886             5,596
                                             -----------------------------------------------------

Accumulated depreciation and depletion                 (14,135)           (4,990)           (1,522)
                                             ----------------------------------------------------

Net capitalized cost                                  $ 67,059           $51,788          $ 24,330
                                             =====================================================

Cost Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities
        (All within the Republic of Kazakhstan)

                                                               Year Ended December 31,
                                                     2001                2000             1999
                                              ----------------------------------------------------

Acquisition costs                                    $       -         $        -       $        -
Exploration and appraisal costs                            200              5,060            7,477
Development costs                                       24,692             22,144                -
                                              --------------------------------------------------
                                                     $  24,892         $   27,204       $    7,477
                                              ====================================================

Results of operations for producing activities
        (All within the Republic of Kazakhstan

                                                                  Year Ended December 31,
                                                     2001                2000             1999
                                               ---------------------------------------------------

Oil revenue                                         $  36,575        $     16,968       $      -
Transportation costs                                   (8,297)             (3,213)             -
Operating expenses                                     (5,246)             (3,676)             -
Depreciation, depletion, and amortization              (9,479)             (3,598)             -
                                               ---------------------------------------------------
                                                       13,553               6,481              -
Provision for income taxes(1)                          (1,373)                  -              -
                                               ---------------------------------------------------
                                                    $   12,180       $      6,481       $      -
                                               ===================================================

(1) Income tax expense is calculated by applying the statutory tax rate to operating profit, adjusted for applicable net operating loss carryforwards.

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                           (All Amounts in Thousands)

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proven Oil and Gas Reserves (All within the Republic of Kazakhstan)


                                                                 Year Ended December 31,
                                                 -----------------------------------------------------
                                                   2001                   2000                 1999
                                                 -----------------------------------------------------

Future cash inflows                              $ 305,579             $ 430,082             $ 343,617
Future development costs                           (92,433)              (92,685)              (66,611)
Future production costs                            (57,945)              (46,477)              (32,547)
Future income tax expenses                         (34,132)              (71,000)              (63,566)
                                                 ---------             ---------             ---------
Future net cash flows                              121,069               219,920               180,893
10% annual discount for
    estimated timing of cash flows                 (40,381)              (79,358)              (58,270)
                                                 ---------             ---------             ---------
Standardized measure of discounted net
    cash flows                                   $  80,688             $ 140,562             $ 122,623
                                                 =========             =========             =========


Principal sources of change in the standardized measure of discounted future net cash flows

                                                                  Year Ended December 31,
                                                  ----------------------------------------------------
                                                    2001                2000 (1)                1999
                                                 -----------------------------------------------------

Beginning balance                                $ 140,562             $ 122,623             $    --
Sales of oil-produced, net of
     production and transportation costs           (23,032)              (10,079)                 --
Extensions and discoveries                           7,094                69,464               164,657
Net changes in prices, production
     cost and future development cost              (93,058)              (75,990)                 --
Net changes due to revisions of previous
     quantity estimates                            (13,459)                 --                    --
Development cost incurred                           24,692                22,144                  --
Accretion of discount                               18,519                16,496                  --
Net change in income taxes                          21,387                (2,296)              (42,034)
Other                                               (2,017)               (1,800)                 --
                                                 ---------             ---------             ---------
Ending balance                                   $  80,688             $ 140,562             $ 122,623
                                                 =========             =========             =========

(1) Certain reclassifications have been made in the 2000 presentation for principal sources of change in the standardized measure of discounted future net cash flows to conform to the 2001 presentation.






                              SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                                     (All Amounts in Thousands)
2001 Quarterly Information

                                                       For the Three Months Ended
                                                      (In Thousands of US Dollars)                     Total as of
                                      -----------------------------------------------------------------------------
                                       March 31,        June 30,      September 30,     December 31,   December 31,
                                         2001             2001            2001             2001            2001
                                      -----------------------------------------------------------------------------

Revenue (1)                            $  8,436         $  9,559         $  6,916         $ 11,664         $ 36,575
Transportation and operating
  costs                                  (3,082)          (3,198)          (2,046)          (5,217)         (13,543)
Depreciation and depletion               (1,931)          (2,132)          (1,828)          (3,588)          (9,479)
                                       ----------------------------------------------------------------------------
Operating income (loss)                   3,423            4,229            3,042            2,859           13,553
                                       ============================================================================

Income (loss) before income taxes      $  1,667         $  2,712         $  1,677         $  1,433         $  7,489

     Income tax provision                  --               --               --              1,162            1,162
                                       ----------------------------------------------------------------------------

Net income (loss)                      $  1,667         $  2,712         $  1,677         $    271         $  6,327
                                       ============================================================================


(1) Revenue is presented gross of transportation and marketing cost in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.








                   SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                           (All Amounts in Thousands)

2000 Quarterly Information

                                                         For the Three Months Ended
                                                        (In Thousands of US Dollars)                      Total as of
                                         -----------------------------------------------------------------------------
                                          March 31,        June 30,      September 30,     December 31,   December 31,
                                            2000            2000            2000              2000            2000
                                         -----------------------------------------------------------------------------

Revenue(1)                               $   --           $  4,552         $  4,341         $  8,075         $ 16,968
Transportation and operating
  costs                                      --             (1,863)          (2,235)          (2,791)          (6,889)
Depreciation and depletion                   (180)            (828)            (884)          (1,706)          (3,598)
                                         ----------------------------------------------------------------------------
Operating income (loss)                      (180)           1,861            1,222            3,578            6,481
                                         ============================================================================

Income (loss) before income taxes          (1,209)        $    625         $   (148)        $  2,137         $  1,405

     Income tax provision                    --               --               --               --               --
                                         ---------------------------------------------------------------------------

Net income (loss)                        $ (1,209)        $    625         $   (148)        $  2,137         $  1,405
                                         ============================================================================


(1) Revenue is presented gross of transportation and marketing cost in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.