Form 10-Q
period 2002-03-31
CHAPARRAL RESOURCES INC
filed 2002-05-20
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                        YES  |X|          NO  |_|

     As of May 15, 2002 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.

                    Part I - Summarized Financial Information

                          Item 1 - Financial Statements

                            Chaparral Resources, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)


                                                        March 31,   December 31,
                                                          2002          2001
                                                       (Unaudited)   (Audited)
                                                       ----------   ------------
Assets
Current assets:
   Cash and cash equivalents                            $    495       $    174
   Prepaid expenses                                          193            245
                                                        --------       --------
Total current assets                                         688            419

Investment in KKM and other oil and gas
     property costs - full cost method
     Republic of Kazakhstan                               66,841         67,806

Furniture, fixtures and equipment                            104            109
Less: accumulated depreciation                               (68)           (64)
                                                        --------       --------
                                                              36             45
                                                        --------       --------

Other Assets
   Hedge agreement                                            64            762
   Other                                                       5              5
                                                        --------       --------
Total other assets                                            69            767
                                                        --------       --------

Total assets                                            $ 67,634       $ 69,037
                                                        ========       ========

See accompanying notes.



                                   Chaparral Resources, Inc.
                             Consolidated Balance Sheets (continued)
                                         (In Thousands)

                                                                       March 31,          December 31,
                                                                          2002               2001
                                                                      (Unaudited)          (Audited)
                                                                      --------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                   $    221             $    536
   Accrued liabilities:
     Accrued compensation                                                  546                  449
     Other accrued liabilities                                             110                  144
     Redeemable preferred stock, current portion                         2,030                2,000
     Shell Capital loan, current portion of principal
        and accrued interest                                            38,395               36,647
                                                                      --------             --------
Total current liabilities                                               41,302               39,776

Redeemable preferred stock - cumulative, convertible,
     Series A 75,000 designated, 50,000 issued and
     outstanding, at stated value, $5.00 cumulative
     annual dividend, $6,062,000 redemption value                        3,958                3,900
Stockholders' equity:
   Common stock - authorized, 100,000,000 shares
     of $0.0001 par value; issued
     and outstanding, 14,283,801 and 14,283,801 shares as of
     March 31, 2002 and December 31, 2001, respectively                      1                    1
   Capital in excess of par value                                       94,061               94,061
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
     undesignated. Issued and outstanding - none                          --                   --
   Accumulated deficit                                                 (71,688)             (68,701)
                                                                      --------             --------
Total stockholders' equity                                              22,374               25,361
                                                                      --------             --------
Total liabilities and stockholders' equity                            $ 67,634             $ 69,037
                                                                      ========             ========

See accompanying notes.




                            Chaparral Resources, Inc.
                Consolidated Statements of Operations (Unaudited)
                        (In Thousands, Except Share Data)

                                                            For the Three Months Ended
                                                         March 31,               March 31,
                                                           2002                   2001
                                                        ----------------------------------

Revenue                                                 $       --            $       --

Costs and expenses:
   Depreciation and depletion                                    142                   163
   General and administrative                                    523                   971
                                                        ------------          ------------
                                                                 665                 1,134
                                                        ------------          ------------

Loss from operations                                            (665)               (1,134)

Other income (expense):
   Interest income                                              --                     427
   Interest expense                                           (1,749)               (1,764)
   Equity in income from investment                              211                 1,259
   Hedge losses                                                 (698)                 (487)
   Other                                                           1                  --
                                                        ------------          ------------
                                                              (2,235)                 (565)
                                                        ------------          ------------
Loss before cumulative effect of change in
     accounting principle                                     (2,900)               (1,699)
Cumulative effect of change in accounting
     principle                                                  --                  (2,519)
                                                        ------------          ------------
Net loss                                                $     (2,900)         $     (4,218)
                                                        ============          ============
Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock                           (62)                  (63)
Discount accretion
   Series A Redeemable Preferred Stock                           (25)                  (25)

                                                        ------------          ------------
Net loss available to common stockholders               $     (2,987)         $     (4,306)
                                                        ============          ============

Basic and diluted earnings per share:
Loss per share before cumulative
     effect of change in accounting principle           $      (0.21)         $      (0.12)
Cumulative effect of change in
     accounting principle                               $       --            $      (0.18)
Net loss per share                                      $      (0.21)         $      (0.30)
Weighted average number of shares
     outstanding (basic and diluted)                      14,283,801            14,283,746

See accompanying notes.






                                      Chaparral Resources, Inc.
                          Consolidated Statements of Cash Flows (Unaudited)
                                            (In Thousands)

                                                                         For the Three Months Ended
                                                                        March 31,           March 31,
                                                                          2002                 2001
                                                                        -----------------------------
Cash flows from operating activities
Net loss                                                                $(2,900)              $(4,218)
Adjustments to reconcile net loss to
  Net cash used in operating activities:
       Equity income from investment                                       (211)               (1,259)
       Depreciation, depletion, and amortization                            142                   202
       Gain on disposition of furniture and fixtures                         (1)                 --
       Cumulative effect of change in accounting principal                 --                   2,519
       Hedge losses                                                         698                   487
       Amortization of debt issuance cost                                  --                     206
       Changes in assets and liabilities:
        (Increase) decrease in:
         Accounts receivable                                               --                     266
         Prepaid expenses                                                    52                    34
         Accrued interest income on advances to KKM                        --                    (427)
         Interest payments from KKM                                       1,571                   825
        Increase in:
         Accounts payable and accrued liabilities                         1,496                    15
         Interest expense reclassified as principal
           on the Shell Capital loan                                       --                   1,261
                                                                        -------               -------
Net cash provided (used) in operating activities                            847
                                                                                                  (89)
                                                                        -------               -------

Cash flows from investing activities
Additions to furniture, fixtures and equipment                          $  --                 $   (18)
Investment in and advances to KKM and other oil and
   gas property costs                                                      (531)               (2,065)
Proceeds from disposition of assets                                           5                  --
                                                                        -------               -------
Net cash used in investing activities                                      (526)               (2,083)
                                                                        -------               -------


                                                5

                            Chaparral Resources, Inc.
          Consolidated Statements of Cash Flows (Continued) (Unaudited)
                                 (In Thousands)


                                                            For the Three Months
                                                                  Ended
                                                           March 31,   March 31,
                                                              2002        2001
                                                           ---------------------
Cash flows from financing activities
Net proceeds from Shell Capital loan                       $  --        $ 1,600
                                                           -------      -------
Net cash provided by financing activities                     --          1,600
                                                           -------      -------

Net (decrease) increase in cash and
   cash equivalents                                            321         (572)
Cash and cash equivalents at beginning
   of period                                                   174          604
                                                           -------      -------
Cash and cash equivalents at end of period                 $   495      $    32
                                                           =======      =======

Supplemental cash flow disclosure
       Interest paid                                       $  --        $   323


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

As of March 31, 2002, the Company owns a 50% interest in Closed Type JSC Karakudukmunay ("KKM"), a Kazakhstan joint stock company, which holds the rights for the exploration, development and production of oil in the Karakuduk Field in Western Kazakhstan. Chaparral acquired an additional 10% interest in KKM from Dardana Limited in May 2002. As of May 15, 2002, KKM is owned jointly by CAP-G (50%), Chaparral (10%), and KazakhOil JSC ("KazakhOil") (40%). KazakhOil, the national petroleum company of Kazakhstan, is owned by the government of the Republic of Kazakhstan.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the notes to the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

2. New Accounting Standards

During 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of SFAS 4, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

Under SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB 30, Reporting the Results of Operations - Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS 145 relating to SFAS 4 are effective for fiscal years beginning after May 15, 2002. The Company plans to adopt SFAS 145 as of January 1, 2003 and does not expect SFAS 145 to have a material effect on its consolidated results of operations or financial position.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses in previous years and has a working capital deficiency as of March 31, 2002 and these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company has taken significant steps to alleviate these issues through the restructuring of the Company, including the infusion of a total of $45 million in debt and equity capital into the Company and KKM and the refinancing of the Company's loan agreement (the "Loan") with Shell Capital Inc. ("Shell Capital") in May 2002. As part of the restructuring, Shell Capital Services Limited, as facility agent to Shell Capital, discontinued and withdrew all legal proceedings against Chaparral in the United Kingdom and against CAP-G in the Isle of Guernsey. Additionally, KKM is currently producing approximately 7,800 barrels of crude oil per day. The Company expects the refinancing of the Loan, along with approximately $11 million in additional working capital provided by the restructuring and anticipated future cash flows from operations, will allow the Company to proceed with the full development of the Karakuduk Field. See Note 7.

4. Hedge Agreement

As a requirement of the Loan, in February 2000, the Company paid $4 million for put contracts to sell 1,562,250 barrels of North Sea Brent crude (the "Hedge Agreement") to hedge price risk of future sales of oil production from the Karakuduk Field. The exercise prices of the various put contracts in the Hedge Agreement range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month).

The Company adopted SFAS 133 effective January 1, 2001, which requires derivative financial instruments be recorded at their fair value. Accordingly, the Company recognized a $2.52 million loss from the cumulative effect of change in accounting principle upon adoption. The Company recognized approximately $698,000 and $487,000 in losses for the three months ended March 31, 2002 and 2001, respectively, to record the Hedge Agreement at its fair value as of these dates in accordance with SFAS 133. As of March 31, 2002 the market value of the Hedge Agreement was $64,000.

5. Shell Capital Loan

As of March 31, 2002, the total outstanding balance of the Company's Loan with Shell Capital consisted of $38.4 million of principal and accrued, but unpaid interest. Accrued interest payable to Shell Capital as of March 31, 2002 was $3.49 million. Interest expense for the three months ended March 31, 2002 totaled $1.75 million.

In May 2002, the Company and KKM received a total equity and debt capital infusion of $45 million, which was partially utilized to repay a substantial portion of the Loan. As further described in Note 7, the remaining balance of the Loan has been restructured.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


6. Investments

The results from operations of the Company's equity-based investment in KKM are summarized below:

                         Closed Type JSC Karakudukmunay
                  Statement of Expenses and Accumulated Deficit
                  For the Periods Ended March 31, 2002 and 2001
                        (Amounts in Thousand US Dollars)
                                   (Unaudited)

                                                 For The Three Months Ended
                                                 March 31,        March 31,
                                                   2002              2001
                                                 -------------------------------
     Revenues:
        Oil Sales                                $ 8,379           $ 8,436

     Costs and expenses:
        Transportation expenses                   2,249              1,818
        Operating expenses                        1,875              1,264
        Depreciation and depletion                2,789              1,931
        Management service fee                      265                120
        General and administrative                  898              1,150
                                                --------------------------
     Total cost and expenses                      8,076              6,283
                                                --------------------------


     Income from operations                         303              2,153

     Other income (expense):
        Interest income                         $     1            $     8
        Interest expense from affiliates           (326)              (494)
                                                --------------------------

     Income (loss) before income taxes          $   (22)           $ 1,667

        Income tax expense                         (232)              --
                                                --------------------------

     Net income (loss)                          $  (254)           $ 1,667

     Accumulated deficit, beginning of
        period                                   (4,275)           (10,602)
                                                --------------------------

     Accumulated deficit, end of period         $(4,529)           $(8,935)
                                                ==========================

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


6. Investments (continued)

During the three months ended March 31, 2002, KKM sold approximately 571,000 barrels of crude oil for approximately $8.38 million in revenue. Export sales for the period were approximately 501,000 barrels of crude oil for approximately $7.98 million. To fulfill government requirements, KKM also sold approximately 70,000 barrels on the local market for approximately $400,000.

The Company's equity income or loss from investment in KKM represents its share of KKM's net income or loss for the respective period after applying EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, adjusted for the elimination of the Company's proportional share of inter-company interest charged by the Company to KKM during the period.

7. Subsequent Events

In May 2002, the Company and KKM received a total equity and debt capital infusion of $45 million, which was partially utilized to repay a substantial portion of the Loan. The Company received a total investment of $12 million from Central Asian Industrial Holdings, NV ("CAIH"), including $8 million in exchange for 22,925,701 shares, or 60%, of the Company's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum. Along with the note, CAIH received a warrant to purchase 3,076,923 shares of the Company's common stock at an exercise price of $1.30 per share. Additionally, JSC Kazkommertsbank ("KKB"), an affiliate of CAIH, provided KKM with a credit facility totaling $33 million (the "KKM Credit Facility"), consisting of $28 million used to repay a portion of the Loan and $5 million for KKM's working capital requirements. The KKM Credit Facility bears interest at an annual rate of 14% and is repayable over 5 years. The Company paid CAIH $1.788 million as a restructuring fee.

In conjunction with the closing of the restructuring transaction, (i) the remaining $11 million balance of the Loan was written down to $2.45 million and restructured to reflect a 14% interest rate, (ii) the existing Shell Capital warrant for 1,785,455 shares of the Company's common stock was canceled, (iii) the Shell Capital 40% net profits interest in CAP-G was reacquired by CAP-G for a nominal amount and canceled; (iv) the Company acquired an additional 10% interest in KKM from Dardana Limited for $1.2 million and 1 million shares of the Company's outstanding common stock; and (v) the Company redeemed the 50,000 shares of its outstanding Series A Preferred Stock held by an unrelated party for $2.3 million. All other agreements with Shell Capital or its affiliates have been terminated, including KKM's crude oil sales agreement with Shell Trading International Limited and the technical services agreement with Shell Capital Services Limited. In addition, the Company's OPIC political risk insurance and transportation risk insurance policies have been canceled.

Shell Capital Services Limited, as the facility agent for Shell Capital, has discontinued and withdrew all legal proceedings against the Company in the United Kingdom and against CAP-G in the Isle Guernsey and all parties to the original Loan have mutually released each other from future liability. All outstanding defaults under the Loan were waived by CAIH upon the completion of this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity and Capital Resources

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. We have recognized recurring operating losses in previous years and had a working capital deficiency as of March 31, 2002 and these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

We have taken significant steps to alleviate these issues through the restructuring of Chaparral, including the infusion of a total of $45 million in debt and equity capital into Chaparral and KKM and the refinancing of Chaparral's loan with Shell Capital in May 2002. As part of the restructuring, Shell Capital Services Limited, as facility agent to Shell Capital, discontinued and withdrew all legal proceedings against Chaparral in the United Kingdom and against CAP-G in the Isle of Guernsey. Additionally, KKM is currently producing approximately 7,800 barrels of crude oil per day. We expect the refinancing of the loan, along with approximately $11 million in additional working capital provided by the restructuring and anticipated future cash flows from operations, will allow Chaparral and KKM to proceed with the full development of the Karakuduk Field.

Chaparral received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or 60%, of Chaparral's outstanding common stock, and CAP-G received $4 million in exchange for a three-year note bearing interest at 12% per annum. Along with the note, CAIH received a warrant to purchase 3,076,923 shares of Chaparral's common stock at an exercise price of $1.30 per share. Additionally, JSC Kazkommertsbank, an affiliate of CAIH, provided KKM with a $33 million credit facility, consisting of $28 million used to repay a portion of the Shell Capital loan and $5 million for KKM's working capital requirements. The KKB credit facility bears interest at an annual rate of 14% and is repayable over 5 years. Chaparral paid CAIH $1.788 million as a restructuring fee.

In conjunction with the restructuring transaction, (i) the remaining Shell Capital loan was assumed by CAIH, written down from approximately $11 million to $2.45 million and restructured to reflect a 14% interest rate, (ii) the existing Shell Capital warrant for 1,785,455 shares of Chaparral's common stock was canceled, (iii) the Shell Capital 40% net profits interest in CAP-G was reacquired by CAP-G for a nominal amount and canceled; (iv) Chaparral acquired an additional 10% interest in KKM from Dardana Limited for $1.2 million and 1 million shares of Chaparral's outstanding common stock; and (v) Chaparral redeemed the 50,000 shares of its outstanding Series A Preferred Stock held by an unrelated party for $2.3 million. All other agreements with Shell Capital or its affiliates have been terminated, including KKM's crude oil sales agreement with Shell Trading International Limited and the technical services agreement with Shell Capital Services Limited. In addition, Chaparral's OPIC political risk insurance and transportation risk insurance policies have been canceled.

Shell Capital Services Limited, as the facility agent for Shell Capital, discontinued and withdrew all legal proceedings against Chaparral in the United Kingdom and against CAP-G in the Isle Guernsey and all parties to the original Shell Capital loan have mutually released each other from future liability. All outstanding defaults under the Shell Capital loan were waived by CAIH upon the completion of the transaction.

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil and using working capital provided by the KKB credit facility and CAIH capital investment of debt and equity. We have approximately $11 million in additional working capital in excess of cash flows provided by operations in order to continue development of the field. In the short-term, we expect to maintain net daily production of approximately 7,800 barrels of oil per day through the second quarter of 2002, as KKM alleviates various facility restrictions on production and commissions an 18 mile pipeline connecting the field with the export pipeline. Additionally, we expect to perform well stimulation techniques to enhance current production from existing wells until KKM can renew its developmental drilling program. KKM is currently working to source a replacement developmental drilling rig and expects to renew drilling operations in the fall of 2002. No assurances may be provided, however, that production constraints will be alleviated or production will increase as a result of well stimulation activities, due to potential factors such as delays in obtaining necessary regulatory approvals, inaccessibility of contractors and materials needed for construction, and general risks of oil field operations.

Our highest operational priority in the short-term is to alleviate production constraints in order to obtain a level of operational cash flow sufficient to fund our future cash requirements. We anticipate the necessary working capital to achieve this objective will be available through the recent equity and debt capital infusion into Chaparral and KKM. Additionally, a short-term increase in crude oil prices has provided additional cash flow from operations, although we do not utilize current crude oil prices for planning purposes.

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

2. Results from Operations

Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001
--------------------------------------------------------------------------------

We account for our investment in KKM using the equity method.

Our operations for the three months ended March 31, 2002 resulted in a net loss of $2.9 million compared to a net loss of $4.22 million as of March 31, 2001. The $1.32 million decrease in our loss from operations primarily relates to the impact of the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities during 2001, net of a decrease in equity income from investment during the quarter ended March 31, 2002. The decrease in equity income is generally attributable to lower oil prices obtained on the sale of crude oil by KKM during the current period.

As a result of the adoption of SFAS 133, we recognized a loss of $2.52 million as a cumulative effect of change in accounting principal for the three months ended March 31, 2001, along with an additional loss of $487,000 to record the derivatives at their fair value at the end of the period. Comparably, Chaparral recognized a loss of $698,000 for the three months ended March 31, 2002 to record the derivatives at their fair value as of the end of the period. See Note 4 to our consolidated financial statements.

Chaparral did not recognize any interest income for the three months ended March 31, 2002, compared to $427,000 for the three months ended March 31, 2001, due to the impact of EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, on the equity method income or losses recognized by Chaparral. We eliminate inter-company interest income from KKM based upon the proportion of equity income or losses recognized from KKM for the respective period. During the three months ended March 31, 2002, we recognized 100% of KKM's equity method losses and, therefore, eliminated 100% of our interest income from KKM. During the period ended March 31, 2001, Chaparral recognized 50% of KKM's equity method income and accordingly only eliminated 50% of our related interest income from KKM.

General and administrative costs decreased from $971,000 for the three months ended March 31, 2001 to $523,000 for the three months ended March 31, 2002. The $448,000 change was due to a decrease in professional fees relating to the reduction in activities in the Karakuduk field during the current period and impact of cost reduction initiatives by Chaparral to reduce overhead expenses implemented during the fourth quarter of 2001.

Depreciation and depletion expense decreased $21,000 from $163,000 for the three months ended March 31, 2001 to $142,000 for the three months ended March 31, 2002. Depletion expense was $137,000 for the three months ended March 31, 2002 compared to $157,000 for the three months ended March 31, 2001. The decrease in depletion expense was due to lower depletable acquisition costs of our investment in KKM resulting from the transfer of 40% net profits interest in CAP-G to Shell Capital during 2001.

Our equity income from investment was $211,000 for the three months ended March 31, 2002, compared to $1.26 million for the three months ended March 31, 2001. The net change of $1.05 million was the result of several factors. KKM sold 571,000 barrels of crude oil during the current period, generating revenues of $8.38 million, or $14.68 per barrel, compared to sales of approximately 463,000 barrels of crude oil for the three months ended March 31, 2001, generating $8.44 million, or $18.21 per barrel, reflecting a decrease in oil sales price per barrel of 19.38%. Transportation costs were $2.25 million during the current period, or $3.94 per barrel, compared to $1.82 million for the three months ended March 31, 2001, or $3.92 per barrel, reflecting fairly static transportation costs between periods. Operating costs increased from the first quarter 2001 to the first quarter 2002, with current period operating costs of $1.87 million, or $3.28 per barrel, compared to $1.26 million, or $2.73 per barrel, in the prior period. The approximate 20% increase in operating cost per barrel is due to increased workover operations by KKM in order to maintain current production levels.

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

4. Inflation

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars in an offshore bank account outside of Kazakhstan, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhtan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of March 31, 2002, the exchange rate was 152.20 tenge per U.S. dollar.

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

Chaparral restructured the Shell Capital loan in May 2002. The transaction is more fully described under "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

                           Part II- Other Information

Item 1 - Legal Proceedings

As part of the restructuring of the loan with Shell Capital in May 2002, Shell Capital Services Limited, as the facility agent for Shell Capital, has discontinued and withdrew all legal proceedings against Chaparral and CAP-G and all parties to the original loan agreement with Shell Capital have mutually released each other from future liability. Shell Capital Services Limited filed a notice of discontinuance in the United Kingdom with the High Court of Justice, Queen's Bench Division, on May 8, 2002, regarding its legal proceedings against Chaparral. Shell Capital Services Limited also withdrew its statutory demand for the liquidation of CAP-G on May 13, 2002, by filing a written consent with the Royal Court of Guernsey Ordinary Court.

Item 2 - Changes in Securities and Use of Proceeds

On May 10, 2002, Chaparral issued 22,925,701 shares of its outstanding common stock to CAIH in exchange for $8 million. Chaparral issued the common stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. CAIH had available all material information concerning Chaparral and the stock certificate bears an appropriate restrictive legend under the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

CAP-G, Chaparral's wholly owned subsidiary, issued a note to CAIH in exchange for $4 million on May 10, 2002. The note bears interest at an annual rate of 12% and is repayable on or before May 10, 2005. In conjunction with the issuance of the note by CAP-G, Chaparral issued to CAIH 3,076,923 warrants to purchase Chaparral's common stock at an exercise price of $1.30 per share.

On May 10, 2002, Chaparral issued 1 million shares of its outstanding common stock and $1.2 million to Dardana Limited, in exchange for an additional 10% interest in KKM previously held by Korporatsiya Mangistau Terra International. Chaparral issued the common stock in reliance upon the exemption from registration under Regulation "S". Dardana had available all material information concerning Chaparral and the stock certificate bears an appropriate restrictive legend under the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

Item 3 - Defaults Upon Senior Securities

As a result of the restructuring transaction described above in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results from Operations," Chaparral is no longer in default under any of its outstanding indebtedness.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits


        Number      Exhibit
        ------      -------

        10.1 Master Agreement, dated May 9, 2002, between Chaparral Resources, Inc. and Central Asian Industrial Holdings, N.V.

        10.2 Mutual Release Agreement, dated May 7, 2002, among Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Central Asian Petroleum, Inc. and Closed Type JSC Karakudukmunay, and Shell Capital Inc., Shell Capital Services Limited and Shell Capital Limited

        10.3 Promissory Note, dated May 10, 2002, jointly and severally between Chaparral Resources, Inc. and Central Asian Petroleum (Guernsey) Limited and Central Asian Industrial Holdings, N.V.

        10.4 Stock Purchase Warrant, dated May 10, 2002, between Chaparral Resources, Inc. and Central Asian Industrial Holdings, N.V.

        10.5 Registration Agreement, dated May 10, 2002, between Chaparral Resources, Inc. and Central Asian Industrial Holdings, N.V.

        10.6 Agreement, dated May 8, 2002, between Chaparral Resources, Inc. and Exeter Finance Group, Inc.

        10.7 Stock Purchase Agreement, dated May 9, 2002, between Chaparral Resources, Inc. and Dardana Limited.


(b)      Reports on Form 8-K

Chaparral filed a Form 8-K on January 24, 2002, announcing a second default notice and acceleration of its loan with Shell Capital Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 20, 2002



                               Chaparral Resources, Inc.



                               By:  /s/  Michael B. Young
                                    --------------------------------------------
                                    Michael B. Young, Treasurer and Controller
                                    (Principal Financial and Accounting Officer)