Form 10-Q
period 2002-06-30
CHAPARRAL RESOURCES INC
filed 2002-08-19
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

         YES  |X|          NO  | |

         As of August 19, 2002 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.


                       Part I - Summarized Financial Information

                             Item 1 - Financial Statements

                               Chaparral Resources, Inc.
                              Consolidated Balance Sheets
                                    (In Thousands)

                                                                 June 30,   December 31,
                                                                   2002         2001
                                                               (Unaudited)   (Audited)
                                                                 --------    --------
Assets
Current assets:
   Cash and cash equivalents                                     $  3,266    $    174

   Accounts receivable:
        Oil sales receivable                                        1,746        --
        VAT receivable                                              1,621        --
        Other receivables                                             133        --
   Prepaid expenses                                                 2,110         245
   Crude oil inventory                                              1,383        --
                                                                 --------    --------
Total current assets                                               10,259         419

Materials and supplies                                              2,151        --
Hedge agreement                                                      --           762
Other                                                                   5           5
Property, plant and equipment:
  Oil and gas properties, full cost:
     Properties subject to depletion                               72,520        --
     Properties not subject to depletion                           14,638        --
     Investment in KKM and other oil and gas
          property costs - full cost method
          Republic of Kazakhstan                                     --        68,948
                                                                 --------    --------
                                                                   87,158      68,948
  Furniture and fixtures and other equipment                        7,581         109
                                                                 --------    --------
                                                                   94,739      69,057
  Less - accumulated depreciation, depletion, and amortization    (21,986)     (1,206)
                                                                 --------    --------
  Property, plant and equipment, net                               72,753      67,851

Total assets                                                     $ 85,168    $ 69,037
                                                                 ========    ========

See accompanying notes.


                                         Chaparral Resources, Inc.
                                  Consolidated Balance Sheets (continued)
                                              (In Thousands)

                                                                                June 30,    December 31,
                                                                                  2002         2001
                                                                               (Unaudited)   (Audited)
                                                                                ---------    ---------
Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                             $   4,523    $     536
   Accrued liabilities:
        Accrued compensation                                                          595          449
        Other accrued liabilities                                                   1,363          144
        Current income tax liability                                                  448         --
        Accrued interest payable                                                      718        1,745
   Redeemable preferred stock, current portion                                       --          2,000
   Current portion of loans payable to affiliates                                   4,000         --
   Shell Capital loan                                                                 100       34,902
                                                                                ---------    ---------
Total current liabilities                                                          11,747       39,776

Loans payable to affiliates                                                        29,788         --
Deferred tax liability                                                              1,233         --
Accrued production bonus                                                              379         --

Redeemable preferred stock - cumulative, convertible,
     Series A 75,000 designated, issued and outstanding,
     none and 50,000 shares as of June 30, 2002 and
     December 31, 2001, respectively                                                 --          3,900
Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of $0.0001 par value; issued and outstanding,
     38,209,502 and 14,283,801 shares as of
     June 30, 2002 and December 31, 2001, respectively                                  4            1
   Capital in excess of par value                                                 107,226       94,061
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
     undesignated. Issued and outstanding - none                                     --           --
   Accumulated deficit                                                            (65,209)     (68,701)
                                                                                ---------    ---------
Total stockholders' equity                                                         42,021       25,361
                                                                                ---------    ---------
Total liabilities and stockholders' equity                                      $  85,168    $  69,037
                                                                                =========    =========


See accompanying notes.



                                    Chaparral Resources, Inc.
                        Consolidated Statements of Operations (Unaudited)
                                (In Thousands, Except Share Data)



                                                       For the Three           For the Six
                                                       Months Ended            Months Ended
                                                   June 30,    June 30,    June 30,    June 30,
                                                     2002        2001        2002        2001
                                                   --------    --------    --------    --------

Revenue                                            $ 10,646    $   --      $ 19,025    $   --
Costs and expenses:
   Transportation costs                               2,382        --         4,631        --
   Operating expenses                                 1,866        --         3,741        --
   Depreciation and depletion                         3,067         180       5,999         343
   Management service fee                               195        --           365        --
   Hedge losses                                          64         278         762         765
   General and administrative                         1,371       1,188       2,918       2,159
                                                   --------    --------    --------    --------
                                                      8,945       1,646      18,416       3,267
                                                   --------    --------    --------    --------
Income/(loss) from operations                         1,701      (1,646)        609      (3,267)
Other income (expense):
   Interest income                                        4         390           6         817
   Interest expense                                  (1,603)     (1,933)     (3,352)     (3,697)
   Equity in income from investment                    --         1,746        --         3,005
   Currency exchange loss                              (100)       --          (154)       --
   Other                                                  1        --             1        --
                                                   --------    --------    --------    --------
                                                     (1,698)        203      (3,499)        125
                                                   --------    --------    --------    --------
Income/(loss) before income taxes,
   extraordinary  gain, and cumulative effect of
   change in accounting principle                         3      (1,443)     (2,890)     (3,142)
Income tax expense                                     (287)       --          (519)       --
                                                   --------    --------    --------    --------
Loss before extraordinary gain
   and cumulative effect of change in
   accounting principle                            $   (284)   $ (1,443)   $ (3,409)   $ (3,142)
Extraordinary gain                                    5,338        --         5,338        --
Cumulative effect of change in accounting
   principle                                           --          --          --        (2,519)
                                                   --------    --------    --------    --------
Net income/(loss)                                  $  5,054    $ (1,443)   $  1,929    $ (5,661)
                                                   ========    ========    ========    ========
Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock                 --           (62)       --          (125)
Discount accretion
   Series A Redeemable Preferred Stock                 --           (25)       --           (50)
                                                   --------    --------    --------    --------
Net income/(loss) available to common
   stockholders                                    $  5,054    $ (1,530)   $  1,929    $ (5,836)
                                                   ========    ========    ========    ========



                                                 Chaparral Resources, Inc.
                               Consolidated Statements of Operations (continued) (Unaudited)
                                             (In Thousands, Except Share Data)



                                                   For the Three Months Ended            For the Six Months Ended
                                                   June 30,          June 30,         June 30,               June 30,
                                                    2002               2001             2002                   2001
                                               --------------    --------------    --------------         --------------

Basic earnings per share:
Loss per share before extraordinary
     gain and cumulative effect of change in
     accounting principle                      $        (0.01)   $        (0.11)   $        (0.16)        $        (0.23)
Extraordinary gain                             $         0.19    $         --      $         0.25         $        --
Cumulative effect of change in
     accounting principle                      $         --      $         --      $         --           $        (0.18)
Net income/(loss) per share                    $         0.18    $        (0.11)   $         0.09         $        (0.41)
Weighted average number of shares
     outstanding (basic)                           27,955,630        14,283,801        21,157,483             14,283,775

Diluted earnings per share:
Income/(loss) per share before extraordinary
     gain and cumulative effect of change in
     accounting principle                      $        (0.01)   $        (0.11)   $        (0.16)        $        (0.23)
Extraordinary gain                             $         0.19    $         --      $         0.25         $         --
Cumulative effect of change in
     accounting principle                      $         --      $         --      $         --           $        (0.18)
Net income/(loss) per share                    $         0.18    $        (0.11)   $         0.09         $        (0.41)
Weighted average number of shares
     outstanding (diluted)                         28,488,711        14,283,801        21,430,647             14,283,775


See accompanying notes.
                                                            5

                            Chaparral Resources, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                                For the Six
                                                                Months Ended
                                                             June 30,   June 30,
                                                              2002       2001
                                                             -------    -------
Cash flows from operating activities
Net income/(loss)                                            $ 1,929    $(5,661)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
       Equity income from investment                            --       (3,005)
       Depreciation, depletion, and amortization               5,999        403
       Gain on disposition of furniture and fixtures              (1)      --
       Deferred Income Taxes                                      71       --
       Cumulative effect of change in accounting
              principal                                         --        2,519
       Hedge losses                                              762        765
       Amortization of debt issuance cost                         36        383
       Extraordinary gain on restructuring of  debt           (5,338)      --
       Non-cash interest expense                               2,753       --
       Changes in assets and liabilities:
       (Increase) decrease in:
              Accounts receivable                             (1,442)      --
              Prepaid expenses                                  (293)       369
              Crude oil inventory                               (587)      --
              Accrued interest income on advances to KKM        --         (815)
              Interest payments from KKM                        --        2,451
       Increase in:
              Accounts payable and accrued liabilities        (4,788)       104
              Accrued interest payable                           717       --
              Other liabilities                                  103       --
              Interest expense reclassified as principal
                 on the Shell Capital loan                      --        2,700
                                                             -------    -------
Net cash provided in operating activities                        (79)       213
                                                             -------    -------

Cash flows from investing activities
Additions to property, plant, and equipment                  $(4,680)   $   (18)
Investment in and advances to KKM                               --       (6,179)
Acquisition of 10% interest in KKM, net of cash acquired        (644)      --
Materials and supplies inventory                                 658       --
Proceeds from disposition of assets                                5       --
                                                             -------    -------

Net cash used in investing activities                         (4,661)    (6,197)
                                                             -------    -------

                            Chaparral Resources, Inc.
          Consolidated Statements of Cash Flows (continued) (Unaudited)
                                 (In Thousands)


                                                        For the Six Months Ended
                                                          June 30,     June 30,
                                                            2002         2001
                                                          --------     --------

Cash flows from financing activities
Net proceeds from Shell Capital loan                      $   --       $  5,500
Proceeds from sale of stock                                  8,000         --
Proceeds from loans from affiliates                         37,000         --
Payments on Shell Capital loan                             (30,350)        --
Debt restructuring costs                                    (2,518)        --
Payments on loans from affiliates                           (2,000)        --
Redemption of Series A Preferred Stock                      (2,300)        --
                                                          --------     --------
Net cash provided by financing activities                    7,832        5,500
                                                          --------     --------

Net  increase (decrease) in cash and
   cash equivalents                                          3,092         (484)
Cash and cash equivalents at beginning
   of period                                                   174          604
                                                          --------     --------
Cash and cash equivalents at end of period                $  3,266     $    120
                                                          ========     ========


Supplemental cash flow disclosure
     Interest paid                                        $     72     $    575
Supplemental schedule of non-cash
   investing and financing activities
     Common stock issued for 10% interest in KKM          $  2,701     $   --
     Discount recognized for note issued
       with stock warrants                                $  2,466     $   --



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

The consolidated financial statements include the accounts of Chaparral and its greater than 50% owned subsidiaries, Closed Type JSC Karakudukmunay ("KKM"), Central Asian Petroleum (Guernsey) Limited ("CAP-G"), Korporatsiya Mangistau Terra International ("MTI"), Road Runner Services Company ("RRSC"), Chaparral Acquisition Corporation ("CAC"), and Central Asian Petroleum, Inc. ("CAP-D"). Chaparral owns 80% of the common stock of CAP-G directly and 20% indirectly through CAP-D. Hereinafter, Chaparral and its subsidiaries are collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

As of June 30, 2002, Chaparral owns a 60% interest in KKM, a Kazakhstan joint stock company, which holds the rights for the exploration, development and production of oil in the Karakuduk Field in Western Kazakhstan. KKM is owned jointly by CAP-G (50%), MTI (10%), and KazMunayGaz JSC ("KMG") (40%). In May 2002, Chaparral increased its ownership in KKM from 50% to 60% through the acquisition of 100% of the outstanding stock of MTI, a Kazakhstan joint stock company. KMG, the national petroleum company of Kazakhstan, is owned by the government of the Republic of Kazakhstan.

As a result of the acquisition of MTI, the Company obtained a controlling interest in KKM. Consequently, the Company's financial statements have been consolidated with KKM on a retroactive basis to January 1, 2002. The Company previously accounted for its 50% investment in KKM using the equity method of accounting, which is reflected in the Company's financial statements for periods prior to 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the financial statements for both Chaparral and KKM included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, normal recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future interim period or for the year.

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

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

3.   Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses in previous years and has a working capital deficiency as of June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company has taken significant steps to alleviate these issues through the restructuring of the Company, including the infusion of a total of $45 million in debt and equity capital into the Company and the refinancing of the Company's loan agreement with Shell Capital Inc. (the "Shell Capital Loan") in May 2002. As part of the restructuring, Shell Capital Services Limited, as facility agent to Shell Capital, discontinued and withdrew all legal proceedings against Chaparral in the United Kingdom and against CAP-G in the Isle of Guernsey. Additionally, KKM is currently producing approximately 7,500 barrels of crude oil per day. The Company expects the refinancing of the Shell Capital Loan, along with anticipated future cash flows from operations, to allow the Company to proceed with the full development of the Karakuduk Field. No assurances can be provided, however, that the Company's restructured indebtedness or cash flow from operations will be sufficient to meet our working capital requirements in the future, which may require the Company to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.

4.   Shell Capital Loan Restructuring

In May 2002, the Company received a total equity and debt capital infusion of $45 million, which was partially utilized to repay a substantial portion of the Shell Capital Loan. The Company received a total investment of $12 million from Central Asian Industrial Holdings, N.V. ("CAIH"), including $8 million in exchange for 22,925,701 shares, or 60%, of the Company's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum (the "CAIH Note"). Along with the CAIH Note, CAIH received a warrant to purchase 3,076,923 shares of the Company's common stock at $1.30 per share (the "CAIH Warrant"). Additionally, JSC Kazkommertsbank ("Kazkommertsbank"), an affiliate of CAIH, provided KKM with a credit facility totaling $33 million (the "KKM Credit Facility"), consisting of $28 million that was used to repay a portion of the Shell Capital Loan and $5 million that was made available for KKM's working capital requirements. Chaparral paid CAIH $1.79 million as a related restructuring fee. The terms and conditions of the CAIH Note and the KKM Credit Facility are more fully described in Note 6, Loans from Affiliates.

In conjunction with the closing of the restructuring transaction, the Shell Capital Loan was transferred from Shell Capital to CAIH, written down from approximately $11.43 million (the amount remaining after the $28 million repayment) to $2.45 million and restructured to reflect a fixed, annual interest rate of 14%. Additionally, the Shell Capital warrant for 1,785,455 shares of the Company's common stock was canceled, and the Shell Capital 40% net profits interest in CAP-G was reacquired by CAP-G for a nominal amount. All other agreements with Shell Capital or its affiliates were terminated, including KKM's crude oil sales agreement with Shell Trading International Limited, KKM's technical services agreement with Shell Capital Services Limited, and Chaparral's transportation risk insurance policy held directly by Shell Capital. Chaparral also terminated its political risk insurance coverage with the Overseas Private Investment Corporation ("OPIC") as a condition of the restructuring. Shell Capital Services Limited, as the facility agent for Shell Capital, discontinued and withdrew all legal proceedings against the Company in the United Kingdom and against CAP-G in the Isle Guernsey and all parties to the original Shell Capital Loan mutually released each other from future liability. All outstanding defaults under the Shell Capital Loan were waived by CAIH upon the completion of the transaction.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

5.   Hedge Agreement

As a requirement of the Shell Capital Loan, in February 2000, the Company paid $4 million for put contracts to sell 1,562,250 barrels of North Sea Brent crude (the "Hedge Agreement") to hedge price risk of future sales of oil production from the Karakuduk Field. The exercise prices of the various put contracts in the Hedge Agreement range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts are evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month).

The Company adopted SFAS 133 effective January 1, 2001, which requires derivative financial instruments to be recorded at their fair value. Accordingly, the Company recognized a $2.52 million loss from the cumulative effect of change in accounting principle upon adoption. The Company recognized approximately $762,000 and $765,000 in losses for the six months ended June 30, 2002 and 2001, respectively, to record the Hedge Agreement at its fair value as of these dates in accordance with SFAS 133. As of June 30, 2002 the Hedge Agreement had a negligible market value.

6.   Loans from Affiliates

Shell Capital Loan
------------------

As of June 30, 2002, the Company had $100,000 in principal outstanding on the Shell Capital Loan. As discussed in Note 4, the Company restructured the Shell Capital Loan in May 2002. As part of the restructuring, the Company repaid $28 million in principal to Shell Capital, who then transferred the $11.43 million remaining balance on the Shell Capital Loan to CAIH. As part of the restructuring agreement, CAIH wrote down the Company's remaining principal and interest owed under the Shell Capital Loan from $11.43 million to $2.45 million and reduced the interest rate from Libor plus 19.75% to a fixed annual rate of 14%. All outstanding defaults under the Shell Capital Loan were waived by CAIH. Interest payments are due at the end of each quarter and the other remaining terms and conditions of the original Shell Capital Loan still apply, except that all agreements with Shell Capital or its affiliates have been terminated and the Company's requirement to carry political and transportation risk insurances has been waived. The Company repaid an additional $2.35 million in principal on the Shell Capital Loan subsequent to the completion of the restructuring transaction. See Note 4 for a more complete discussion of the refinancing of the Shell Capital Loan.

The Company recognized a $6.56 million extraordinary gain on the extinguishment of debt due to the restructuring of the Shell Capital Loan. The extraordinary gain reflects the forgiveness of $9.07 million in principal, interest, and fees previously owed to Shell Capital, less $1.79 million in restructuring fees paid to CAIH, $509,000 in professional fees, and $220,000 in other costs and expenses. The Company recognized $2.75 million in interest expense on the Shell Capital loan for the six months ended June 30, 2002, the forgiveness of which was included in the extraordinary gain from extinguishment of debt.

CAIH Note
---------

In May 2002, the Company borrowed $4 million from CAIH in exchange for the CAIH Note, which bears simple interest at an annual rate of 12%. The CAIH Note was recorded net of a $2.47 million discount, based on the fair market value of the CAIH Warrant issued in conjunction with the CAIH Note. The discount will be amortized ratably over the life of the CAIH Note. The CAIH Warrant is fully discussed in Note 7. The principal balance of the CAIH Note is due on May 10, 2005 and accrued interest is payable quarterly.

In June 2002, the Company prepaid $2 million of the $4 million outstanding principal balance of the CAIH Note. As a result, the Company recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount on the CAIH Note. The extraordinary loss was netted against the extraordinary gain from the restructuring of the Shell Capital Loan.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

6.   Loans from Affiliates (continued)

KKM Credit Facility
-------------------

In May 2002, KKM established a five-year, $33 million credit line with Kazkommertsbank, an affiliate of CAIH. The KKM Credit Facility consists of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002.

The non-revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14% and is repayable over a five year period with final maturity in May 2006. Accrued interest is payable quarterly, beginning in December 2002, and KKM must begin making quarterly principal payments in May 2003.

The revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14%. The revolver is loaned to KKM for short-term periods up to one year, but KKM has the right to re-borrow the funds through May 2006 with final repayment due in May 2007. The initial $3 million revolving loan to KKM was subject to a three month term. The principal balance was repaid in July 2002 and KKM immediately re-borrowed another $3 million with a maturity date of July 31, 2003. Accrued interest on the revolving loan is payable at maturity.

The original KKM Credit Facility included repayment terms of three years and four years for the non-revolving and revolving portions of the KKM Credit Facility, respectively, with an option to extend the final maturity date for repayment of the entire KKM Credit Facility to five years. KKM exercised the option to extend the repayment term to five years for the entire KKM Credit Facility as of May 2002, and the revised terms, as disclosed above, are currently being reflected in the underlying loan agreements.

The Company is subject to certain pledges, covenants, and other restrictions under the KKM Credit Facility, including, but not limited to, the following:

     (i) CAP-G pledged its 50% interest in KKM to Kazkommertsbank as collateral for the KKM Credit Facility;

     (ii) Chaparral has provided a written guarantee to Kazkommertsbank that it will repay the KKM Credit Facility in the event KKM fails do so;

     (iii) KKM may not incur additional indebtedness or pledge its assets to another party without the written consent of Kazkommertsbank; and

     (iv) KKM may not pay dividends without the written consent of Kazkommertsbank.

The KKM Credit Facility stipulates certain events of default, including, but not limited to, KKM's inability to meet the terms of the KKM Credit Facility, KKM's failure to meet it obligations to third parties in excess of $100,000, and the Company's involvement in legal proceedings in excess of $100,000 where an adverse judgment against the Company occurs or is expected to occur. If an event of default does occur and is not waived by the lender, Kazkommertbank has a right to call the KKM Credit Facility immediately due and payable and/or exercise its security interest by seizing the Company's shares in KKM pledged as collateral. Furthermore, in the event of a material adverse change in the financial or credit markets, Kazkommertsbank has a right to unilaterally alter any terms and conditions of the KKM Credit Facility, including the rate of interest, by written request. KKM may either agree to the amended terms or repay the outstanding KKM Credit Facility within 10 days of notification.

                            Chaparral Resources, Inc.
              Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

6.   Loans from Affiliates (continued)

The maturity schedule of the Company's indebtedness as of June 30, 2002 is as follows:

                         Principal
                            Date         Amount Due
                       -------------------------------
                            2003            6,100,000
                            2004            7,000,000
                            2005           10,000,000
                            2006            8,000,000
                            2007            4,000,000
                       -------------------------------
                           Total           35,100,000

7.   Common Stock

In May 2002, Chaparral acquired 100% of the stock of MTI, which holds a 10% interest in KKM, for $1.2 million and one million shares of the Company's outstanding common stock. The Company acquired MTI to obtain a controlling interest in KKM as well as to increase the Company's ownership interest in the Karakuduk Field. The total purchase price of $3.9 million was capitalized to the Company's oil and gas properties.

As discussed in Note 4, Shell Capital's warrant for 1,785,455 shares of the Company's common stock was canceled as part of the restructuring of the Shell Capital Loan.

In connection with the CAIH Note, the Company issued to CAIH a warrant to purchase 3,076,923 shares of the Company's common stock at an exercise price of $1.30 per share, subject to certain anti-dilution provisions. The CAIH Warrant is exercisable for five years from May 10, 2002, the date of grant. The fair market value of the CAIH Warrant of $2.47 million was recorded as a discount of the CAIH Note. The fair market value of the CAIH Warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.09%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .624, and a weighted average life expectancy of 3.5 years.

In April 2002, 17,033 warrants to purchase the Company's common stock expired. The warrants were held by Allen & Company Incorporated, an affiliate of the Company.

8.   Redeemable Preferred Stock

In May 2002, the Company repurchased 50,000 shares of its Series A Redeemable Preferred Stock from an unrelated party for $2.3 million. The Series A Redeemable Preferred Stock had a carrying value of approximately $6 million, including $1.1 million in accrued dividends. The $3.7 million difference between the redemption price and the carrying value was recorded directly to retained earnings.

                           Chaparral Resources, Inc.
              Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

9.   Income Taxes

Income tax expense as reported entirely relates to foreign income taxes provided on the Company's operations within the Republic of Kazakhstan. KKM's principal agreement with the government of the Republic of Kazakhstan for the exploration, development and production of oil in the Karakuduk Field specifies the income taxes and other taxes applicable to KKM, which is subject to the tax laws of the Republic of Kazakshtan. The Company has used the best estimates available to determine its current and deferred tax liabilities within Kazakhstan. The existing legislation with regard to taxation in the Republic of Kazakhstan is constantly evolving and tax laws are not always clearly written and their interpretation is often subject to the opinions of the local or main State Tax Service. Instances of inconsistent opinions between local, regional, and national tax authorities are not unusual.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

10.  Investments

During May 2002, Chaparral increased its ownership in KKM from 50% to 60% through the acquisition of 100% of the outstanding stock of MTI, which owns a 10% interest in KKM. Due to the Company's establishment of a controlling interest in KKM, the Company's financial statements have been consolidated with KKM on a retroactive basis to January 1, 2002. The Company previously accounted for its 50% investment in KKM using the equity method of accounting, which is reflected in the Company's financial statements for periods prior to 2002. The results from operations of the Company's investment in KKM for periods accounted for using the equity method are summarized below:

                         Closed Type JSC Karakudukmunay
                  Statement of Expenses and Accumulated Deficit
                       For the Periods Ended June 30, 2001
                        (Amounts in Thousand US Dollars)
                                   (Unaudited)

                                                  For The Three    For The Six
                                                   Months Ended    Months Ended
                                                  -------------    ------------
                                                     June 30,        June 30,
                                                       2001            2001
                                                     --------        --------
Revenues:
    Oil sales(1)                                     $  9,559        $ 17,995

Costs and expenses:
   Transportation expenses                              1,964           3,782
   Operating expenses                                   1,234           2,498
   Depreciation and depletion                           2,132           4,063
   Management service fee                                 137             257
   General and administrative                             892           2,042
                                                     --------        --------
Total cost and expenses                                 6,359          12,642
                                                     --------        --------

Income from operations                                  3,200           5,353

Other income (expense):

   Interest income                                          2              10
   Interest expense                                      (438)           (932)
   Other                                                  (52)            (52)
                                                     --------        --------
Net income before income taxes                       $  2,712        $  4,379
                                                     ========        ========

Income tax expense                                       --              --
                                                     --------        --------
Net income                                           $  2,712        $  4,379
                                                     ========        ========
Accumulated deficit, beginning of
   period                                              (8,935)        (10,602)
                                                     --------        --------
Accumulated deficit, end of period                   $ (6,223)       $ (6,223)
                                                     ========        ========

(1) Revenue is presented gross of transportation expenses in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity and Capital Resources

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. We have recognized recurring operating losses in previous years and had a working capital deficiency as of June 30, 2002. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

We have recently taken significant steps to alleviate these issues through the restructuring of Chaparral, including the infusion of a total of $45 million in debt and equity capital, the refinancing of our loan with Shell Capital, and the discontinuance and withdrawal of all legal proceedings previously initiated by Shell Capital Services Limited, the facility agent for Shell Capital. Additionally, we are currently producing approximately 7,500 barrels of crude oil per day and we expect the anticipated future cash flows from operations along with the lower interest costs from the refinancing of the Shell Capital loan will allow us to proceed with the full development of the Karakuduk Field. No assurances can be provided, however, that the Company's restructured indebtedness or cash flow from operations will be sufficient to meet our working capital requirements in the future, which may require the Company to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.

In May 2002, Chaparral received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or 60%, of Chaparral's outstanding common stock, and CAP-G received $4 million in exchange for a three-year note bearing interest at 12% per annum. Along with the note, CAIH received a warrant to purchase 3,076,923 shares of Chaparral's common stock at an exercise price of $1.30 per share. Additionally, KKM established a five-year, $33 million credit line with JSC Kazkommertsbank, an affiliate of CAIH, which consists of a $30 million non-revolving credit line and a $3 million revolving credit line, both of which were fully drawn down by KKM in May 2002. The Kazkommertsbank credit line was utilized to repay $28 million in principal on the Shell Capital loan and to provide KKM with $5 million in working capital.

In conjunction with the restructuring transaction, the remaining Shell Capital loan was transferred to CAIH, the existing Shell Capital warrant for 1,785,455 shares of Chaparral's common stock was canceled, and the Shell Capital 40% net profits interest in CAP-G was reacquired by CAP-G for a nominal amount. All other agreements with Shell Capital or its affiliates were terminated, including KKM's crude oil sales agreement with Shell Trading International Limited, KKM's technical services agreement with Shell Capital Services Limited, and Chaparral's transportation risk insurance policy held directly by Shell Capital. Chaparral also terminated its political risk insurance coverage with OPIC as a condition of the restructuring. Furthermore, CAIH wrote down the remaining principal and interest owed under the Shell Capital loan from approximately $11.43 million (the amount remaining after the $28 million repayment) to $2.45 million, and reduced the interest rate from LIBOR plus 19.75% to a fixed annual rate of 14%. All outstanding defaults under the Shell Capital loan were waived by CAIH upon the completion of the transaction.

In May 2002, Chaparral acquired 100% of the stock of MTI, which owns a 10% interest in KKM, for $1.2 million and one million shares of Chaparral's outstanding common stock. Chaparral also redeemed 50,000 shares of its outstanding Series A Preferred Stock held by an unrelated party for $2.3 million. Chaparral utilized the remaining proceeds from the $12 million equity and debt infusion to pay $2.52 million in restructuring fees and other charges, repay $2.35 million of additional principal on the Shell Capital loan to CAIH, repay $2 million of the $4 principal outstanding on the CAIH note, and utilize $1.63 million for working capital.

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil and using the remaining working capital provided by the recent restructuring. In the short-term, our biggest operational priority is to maintain current daily production levels until KKM can renew its developmental drilling program and implement a secondary recovery program to maximize overall oil recovery from the Karakuduk Field. KKM is currently working to source a replacement developmental drilling rig and expects to renew drilling operations in the fourth quarter of 2002. KKM is also installing down-hole pumps in certain wells to help maintain primary production at current levels. KKM commissioned a crude oil pipeline from the Karakuduk Field in June 2002, which is expected to reduce operating costs by approximately $100,000 per month.

Our short and long-term liquidity is also impacted by local oil sales obligations imposed by the government of Kazakhstan on oil and gas producers to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of our agreement with the government, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. Consistent with prior periods, we have been required to sell approximately 18% of our crude oil on the domestic market through August 19, 2002 of the current year. The domestic market does not permit world market prices to be obtained, resulting in approximately $8 to $10 less cash flow per barrel on 2002 local oil sales. Furthermore, the government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and obtain enough export quota necessary to sell all of our crude oil production, including appealing to the government to enforce our contractual rights. While management believes we will be ultimately successful in reducing our local sales requirements and obtaining higher export quotas, we cannot provide any assurances that we will be able to do so. If we are unsuccessful, we most likely will not generate enough cash flow from operations to sustain the development of the Karakuduk Field and additional sources of liquidity may be required to continue operations, including obtaining additional debt and equity financing.

Capital Commitments and Other Contingencies
-------------------------------------------

Our operations may be subject to regulations or other restrictions instituted by the government of the Republic of Kazakhstan or other regulatory bodies responsible for the area in which the Karakuduk Field is located. In addition to taxation, customs declarations and environmental controls, regulations may govern such things as export quotas, local oil sales requirements, and commissioning and approval of surface production facilities. These regulations may substantially limit the amount of revenue and cash flow obtainable from crude oil production and sales, increase the costs of doing business, and/or prevent or delay the starting or continuation of any given exploration or development project.

All regulations are subject to future changes by legislative and administrative action and by judicial decisions. Such changes could adversely affect the petroleum industry in general, and us in particular. It is impossible to predict the effect that any current or future proposals or changes in existing laws or regulations will have on our operations.

2.   Results from Operations

In May 2002, Chaparral increased its ownership in KKM from 50% to 60% through the acquisition of 100% of the outstanding stock of MTI. As a result of the acquisition, Chaparral obtained a controlling interest in KKM. Consequently, its financial statements have been consolidated with KKM on a retroactive basis to January 1, 2002. We previously accounted for our 50% investment in KKM using the equity method of accounting, which is reflected in our financial results for periods prior to 2002.

Results of Operations for the Three Months Ended June 30, 2002 Compared to the
--------------------------------------------------------------------------------
Three Months Ended June 30, 2001
--------------------------------

Our operations for the three months ended June 30, 2002 resulted in net income of $5.05 million compared to a net loss of $1.44 million as of June 30, 2001. The $6.49 million increase in our net income primarily relates to the recognition of a $5.34 million extraordinary gain on the May 2002 restructuring of our loan with Shell Capital, lower financing costs on our new debt obligations and improved operational results from the Karakuduk Field.

Chaparral's $5.34 million extraordinary gain on the extinguishment of debt in the quarter ended June 30, 2002, reflects a $6.56 million extraordinary gain on the restructuring of the Shell Capital loan and a $1.22 million extraordinary loss on the early repayment of $2 million in principal on Chaparral's $4 million note payable to CAIH. The extraordinary gain on the restructuring of the Shell Capital loan consists of the forgiveness of $9.07 million in principal, interest, and fees previously owed to Shell Capital, less $1.79 million in restructuring fees paid to CAIH, $509,000 in professional fees, and $220,000 in other costs and expenses. The $1.22 million extraordinary loss on the CAIH note equates to the 50% write-off of the unamortized discount on the note from the issuance of a related warrant to purchase 3,076,923 shares of Chaparral's common stock for $1.30 per share. See Notes 6 and 7 of our consolidated financial statements.

Interest expense decreased from $1.9 million for the three months ended June 30, 2001 to $1.6 million for the three months ended June 30, 2002, due to the lower financing costs of our restructured indebtedness. Chaparral's cost of financing the development of the Karakuduk Field has improved from a pre-restructuring annual interest rate of LIBOR plus 19.75% compounded daily, to a simple fixed annual interest rate of 14%, generating savings of approximately $750,000 per quarter.

For the quarter ended June 30, 2002, Chaparral's financial results have been consolidated with the financial results of its operating subsidiary, KKM. During the three months ended June 30, 2002, we sold approximately 579,000 barrels of crude oil, recognizing $10.65 million, or $18.39 per barrel, in revenue. Transportation costs were $2.38 million, or $4.11 per barrel and operating costs associated with sales were $1.87 million, or $3.22 per barrel. Comparatively, Chaparral recognized $1.75 million in equity income from investment for the quarter ended June 30, 2001, which represents our 50% share of KKM's results during the period. During the quarter ended June 30, 2001, KKM sold approximately 511,000 barrels of crude oil, recognizing $9.56 million, or $18.71 per barrel in revenue. Transportation costs were $1.96 million, or $3.84 per barrel and operating costs associated with sales were $1.23 million, or $2.41 per barrel. See Note 10 to our consolidated financial statements. The increase in operating costs per barrel relates to increased utilization of a workover rig in the Karakuduk Field to maintain current production rates. Our equity income from investment also reflects the elimination of $390,000 of inter-company interest income on our loan to KKM for the three months ended June 30, 2001.

Results of Operations for the Six Months Ended June 30, 2002 Compared to the Six
--------------------------------------------------------------------------------
Months Ended June 30, 2001.
---------------------------

Our operations for the six months ended June 30, 2002 resulted in net income of $1.93 million compared to a net loss of $5.66 million as of June 30, 2001. The $7.59 million increase in our net income primarily relates to the recognition of a $5.34 million extraordinary gain on the May 2002 restructuring of our loan with Shell Capital, improved operational results from the Karakuduk Field , and the impact of the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities during 2001.

Chaparral's $5.34 million extraordinary gain on the extinguishment of debt in the six months ended June 30, 2002, reflects a $6.56 million extraordinary gain on the restructuring of the Shell Capital loan and a $1.22 million extraordinary loss on the early repayment of $2 million in principal on Chaparral's $4 million note payable to CAIH. The extraordinary gain on the restructuring of the Shell Capital loan consists of the forgiveness of $9.07 million in principal, interest, and fees previously owed to Shell Capital, less $1.79 million in restructuring fees paid to CAIH, $509,000 in professional fees, and $220,000 in other costs and expenses. The $1.22 million extraordinary loss on the CAIH note equates to the 50% write-off of the unamortized discount on the note from the issuance of a related warrant to purchase 3,076,923 shares of Chaparral's common stock for $1.30 per share. See Notes 6 and 7 of our consolidated financial statements.

Interest expense decreased from $3.7 million for the six months ended June 30, 2001 to $3.35 for the six months ended June 30, 2002, due to the lower financing costs of our restructured indebtedness. Chaparral's cost of financing the development of the Karakuduk Field has improved from a pre-restructuring annual interest rate of LIBOR plus 19.75% compounded daily, to a simple fixed annual interest rate of 14%, generating savings of approximately $3 million per year.

For the six months ended June 30, 2002, Chaparral's financial results have been consolidated with the financial results of its operating subsidiary, KKM. During the six months ended June 30, 2002, we sold approximately 1,150,000 barrels of crude oil, recognizing $19.03 million, or $16.54 per barrel, in revenue. Transportation costs were $4.63 million, or $4.03 per barrel and operating costs associated with sales were $3.74 million, or $3.25 per barrel. Comparatively, Chaparral recognized $3.01 million in equity income from investment for the six months ended June 30, 2001, which represents our 50% share of KKM's results during the period. During the six months ended June 30, 2001, KKM sold approximately 974,000 barrels of crude oil, recognizing $18 million, or $18.48 per barrel in revenue. Transportation costs were $3.78 million, or $3.88 per barrel and operating costs associated with sales were $2.5 million, or $2.56 per barrel. The increase in operating costs per barrel relates to increased utilization of a workover rig in the Karakuduk Field to maintain current production rates. Our equity income from investment also reflects the elimination of $815,000 of inter-company interest income on our loan to KKM for the six months ended June 30, 2001.

As a result of the adoption of SFAS 133, we recognized a loss of $2.52 million as a cumulative effect of change in accounting principal for the six months ended June 30, 2001, to record derivatives entered into as a requirement of the Shell Capital loan at their fair value. As of June 30, 2002, the derivatives had a negligible value and had been fully written off against income.

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

4.   Inflation

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars in an offshore bank account outside of Kazakhstan, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhtan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of June 30, 2002, the exchange rate was 153.1 tenge per U.S. dollar.

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

On May 10, 2002, Chaparral issued 1 million shares of its outstanding common stock and $1.2 million to Dardana Limited, in exchange for an 100% of the stock of MTI, which owns a 10% interest in KKM. Chaparral issued the common stock in reliance upon the exemption from registration under Regulation "S". Dardana had available all material information concerning Chaparral and the stock certificate bears an appropriate restrictive legend under the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

Item 3 - Defaults Upon Senior Securities

As a result of the restructuring transaction described above in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results from Operations," Chaparral is no longer in default under any of its outstanding indebtedness.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Number         Exhibit
     ------         -------

     10.1 Loan Agreement #250, dated May 6, 2002, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank

     10.2 Additional Agreement, dated May 6, 2002, to Loan Agreement #250, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank

     10.3 Additional Agreement, dated June 6, 2002, to Loan Agreement #250, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank

     10.4 Accessorial Agreement #5382A, dated May 6, 2002, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank

     10.5 Additional Agreement, dated May 7, 2002, to Accessorial Agreement #5382A, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank

     10.6 Accessorial Agreement #5896A, dated July 31, 2002, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank

     10.7 Open Joint Stock Company Kazkommertsbank letter dated August 16, 2002, to Closed Joint Stock Company Karakudukmunai

     99 Letter of Certification under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 19, 2002


(b)  Reports on Form 8-K

Chaparral filed a Form 8-K on May 24, 2002, announcing the corporate restructuring of Chaparral Resources, Inc. with Central Asian Industrial Holdings, N.V.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 19, 2002



                                            Chaparral Resources, Inc.


                                            By:  /s/  James A. Jeffs
                                               -------------------------------
                                                      James A. Jeffs,
                                                      Chairman and Chief
                                                      Executive Officer



                                            By:  /s/  Michael B. Young
                                               -------------------------------
                                                      Michael B. Young,
                                                      VP Finance and Chief
                                                      Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)