Form 10-Q
period 2002-09-30
CHAPARRAL RESOURCES INC
filed 2002-11-19
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

         YES  |X|          NO  |_|

     As of November 19, 2002 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.


                         Part I - Summarized Financial Information

                               Item 1 - Financial Statements

                                 Chaparral Resources, Inc.
                                Consolidated Balance Sheets
                                      (In Thousands)

                                                                September 30,   December 31,
                                                                    2002           2001
                                                                 (Unaudited)     (Audited)
                                                                  --------       --------
Assets
Current assets:
   Cash and cash equivalents                                      $  1,196       $    174
   Accounts receivable:
        Oil sales receivable                                         5,368           --
        VAT receivable                                               1,829           --
        Other receivables                                              133           --
   Prepaid expenses                                                  2,817            245
   Crude oil inventory                                                 776           --
                                                                  --------       --------
Total current assets                                                12,119            419

Materials and supplies                                               2,540           --
Hedge agreement                                                       --              762
Other                                                                    5              5
Property, plant and equipment:
  Oil and gas properties, full cost:
     Properties subject to depletion                                73,745           --
     Properties not subject to depletion                            14,832           --
     Investment in KKM and other oil and gas
          property costs - full cost method
          Republic of Kazakhstan                                      --           68,948
                                                                  --------       --------
                                                                    88,577         68,948
  Furniture and fixtures and other equipment                         7,812            109
                                                                  --------       --------
                                                                    96,389         69,057
  Less - accumulated depreciation, depletion, and amortization     (25,382)        (1,206)
                                                                  --------       --------
  Property, plant and equipment, net                                71,007         67,851

Total assets                                                      $ 85,671       $ 69,037
                                                                  ========       ========


                                  See accompanying notes.


                                   Chaparral Resources, Inc.
                            Consolidated Balance Sheets (continued)
                                        (In Thousands)

                                                                   September 30,   December 31,
                                                                       2002           2001
                                                                    (Unaudited)     (Audited)
                                                                     ---------      ---------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                  $   2,139      $     536
   Accrued liabilities:
        Accrued compensation                                               298            449
        Other accrued liabilities                                          922            144
        Current income tax liability                                     1,114           --
        Accrued interest payable                                         1,789          1,745
   Redeemable preferred stock, current portion                            --            2,000
   Current portion of loans payable to affiliates                        4,615           --
   Shell Capital loan                                                     --           34,902
                                                                     ---------      ---------
Total current liabilities                                               10,877         39,776

Loans payable to affiliates                                             29,313           --
Deferred tax liability                                                     915           --
Accrued production bonus                                                   432           --

Redeemable preferred stock - cumulative, convertible,
       Series A 75,000 designated, issued and outstanding,
       none and 50,000 shares as of September 30, 2002 and
       December 31, 2001, respectively                                    --            3,900
Stockholders' equity:
   Common stock - authorized, 100,000,000
       shares of $0.0001 par value; issued and outstanding,
       38,209,502 and 14,283,801 shares as of
       September 30, 2002 and December 31, 2001, respectively                4              1
   Capital in excess of par value                                      107,226         94,061
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
       undesignated. Issued and outstanding - none                        --             --
   Accumulated deficit                                                 (63,096)       (68,701)
                                                                     ---------      ---------
Total stockholders' equity                                              44,134         25,361
                                                                     ---------      ---------
Total liabilities and stockholders' equity                           $  85,671      $  69,037
                                                                     =========      =========


                                    See accompanying notes.


                                             Chaparral Resources, Inc.
                                 Consolidated Statements of Operations (Unaudited)
                                         (In Thousands, Except Share Data)

                                                       For the Three Months Ended        For the Nine Months Ended
                                                     September 30,    September 30,    September 30,    September 30,
                                                         2002             2001             2002             2001
                                                       --------         --------         --------         --------

Revenue                                                $ 13,446         $   --           $ 32,471         $   --
Costs and expenses:
   Transportation costs                                   2,397             --              7,028             --
   Operating expenses                                     2,212             --              5,953             --
   Depreciation and depletion                             3,709              250            9,708              593
   Management service fee                                   233             --                598             --
   Hedge (gains)/losses                                    --               (158)             762              607
   General and administrative                             1,324              940            4,242            3,099
                                                       --------         --------         --------         --------
                                                          9,875            1,032           28,291            4,299
                                                       --------         --------         --------         --------
Income/(loss) from operations                             3,571           (1,032)           4,180           (4,299)
Other income (expense):
   Interest income                                         --                371                6            1,188
   Interest expense                                      (1,097)          (6,312)          (4,449)         (10,009)
   Equity in income from investment                        --              1,208             --              4,213
   Currency exchange gain/(loss)                              7             --               (147)            --
   Other                                                    (16)            --                (15)            --
                                                       --------         --------         --------         --------
                                                         (1,106)          (4,733)          (4,605)          (4,608)
                                                       --------         --------         --------         --------
Income/(loss) before income taxes,
   extraordinary  gain, and cumulative effect of
   change in accounting principle                         2,465           (5,765)            (425)          (8,907)
Income tax expense                                         (352)            --               (871)            --
                                                       --------         --------         --------         --------
Income/(loss) before extraordinary gain
   and cumulative effect of change in
   accounting principle                                $  2,113         $ (5,765)        $ (1,296)        $ (8,907)
Extraordinary gain                                         --               --              5,338             --
Cumulative effect of change in accounting
     principle                                             --               --               --             (2,519)
                                                       --------         --------         --------         --------
Net income/(loss)                                      $  2,113         $ (5,765)        $  4,042         $(11,426)
                                                       ========         ========         ========         ========
Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock                     --                (63)            --               (188)
Discount accretion
   Series A Redeemable Preferred Stock                     --                (25)            --                (75)
                                                       --------         --------         --------         --------
Net income/(loss) available to common
   stockholders                                        $  2,113         $ (5,853)        $  4,042         $(11,689)
                                                       ========         ========         ========         ========



                                             Chaparral Resources, Inc.
                           Consolidated Statements of Operations (continued) (Unaudited)
                                         (In Thousands, Except Share Data)


                                                       For the Three Months Ended        For the Nine Months Ended
                                                      September 30,   September 30,    September 30,    September 30,
                                                          2002            2001              2002             2001
                                                       -----------     -----------      -----------      -----------

Basic earnings per share:
Income/(loss) per share before extraordinary
     gain and cumulative effect of change in
     accounting principle                              $      0.06     $     (0.41)     $     (0.05)     $     (0.64)
Extraordinary gain                                     $      --       $       --       $      0.20      $       --
Cumulative effect of change in
     accounting principle                              $      --       $       --       $       --       $     (0.18)
Net income/(loss) per share                            $      0.06     $     (0.41)     $      0.15      $     (0.82)
Weighted average number of shares
     outstanding (basic)                                38,209,502      14,283,801       26,903,950       14,283,783

Diluted earnings per share:
Income/(loss) per share before extraordinary
     gain and cumulative effect of change in
     accounting principle                              $      0.05     $     (0.41)     $     (0.05)     $     (0.64)
Extraordinary gain                                     $      --       $       --       $      0.19      $       --
Cumulative effect of change in
     accounting principle                              $      --       $       --       $       --       $     (0.18)
Net income/(loss) per share                            $      0.05     $     (0.41)     $      0.14      $     (0.82)
Weighted average number of shares
     outstanding (diluted)                              39,134,622      14,283,801       27,396,822       14,283,783


                                              See accompanying notes.


                                 Chaparral Resources, Inc.
                     Consolidated Statements of Cash Flows (Unaudited)
                                      (In Thousands)


                                                                For the Nine Months Ended
                                                              September 30,    September 30,
                                                                  2002             2001
                                                                --------         --------
Cash flows from operating activities
Net income/(loss)                                               $  4,042         $(11,426)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
     Equity income from investment                                  --             (4,213)
     Depreciation, depletion, and amortization                     9,708              694
     Gain on disposition of furniture and fixtures                    15             --
     Deferred Income Taxes                                           419             --
     Cumulative effect of change in accounting
           principal                                                --              2,519
     Hedge losses                                                    762              607
     Amortization of debt issuance cost                              211              540
     Extraordinary gain on restructuring of  debt                 (5,338)            --
     Interest expense from transfer of net profits interest         --              4,369
     Non-cash interest expense                                     2,753             --
     Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                                     (5,273)             295
          Prepaid expenses                                        (1,000)             (39)
          Crude oil inventory                                       (292)            --
          Accrued interest income on advances to KKM                --             (1,185)
          Interest payments from KKM                                --              3,913
       Increase (decrease) in:
          Accounts payable and accrued liabilities                (7,564)             376
          Accrued interest payable                                 1,752             --
          Other liabilities                                         (190)            --
          Interest expense reclassified as principal on             --              4,260
                the Shell Capital loan                          --------         --------
Net cash provided in operating activities                              5              710
                                                                --------         --------

Cash flows from investing activities
Additions to property, plant, and equipment                     $ (6,346)        $    (18)
Investment in and advances to KKM                                   --             (6,917)
Acquisition of  10% interest in KKM,
      net of cash acquired                                          (644)            --
Materials and supplies inventory                                     270             --
Proceeds from disposition of assets                                    5             --
                                                                --------         --------
Net cash used in investing activities                             (6,715)          (6,935)
                                                                --------         --------



                            Chaparral Resources, Inc.
          Consolidated Statements of Cash Flows (continued) (Unaudited)
                                 (In Thousands)


                                                        For the Nine Months Ended
                                                      September 30,    September 30,
                                                          2002             2001
                                                        --------         --------
Cash flows from financing activities
Net proceeds from Shell Capital loan                    $   --           $  5,650
Proceeds from sale of stock                                8,000             --
Proceeds from loans from affiliates                       40,000             --
Payments on Shell Capital loan                           (30,450)            --
Debt restructuring costs                                  (2,518)            --
Payments on loans from affiliates                         (5,000)            --
Redemption of Series A Preferred Stock                    (2,300)            --
                                                        --------         --------
Net cash provided by financing activities                  7,732            5,650
                                                        --------         --------

Net  increase (decrease) in cash and
   cash equivalents                                        1,022             (575)
Cash and cash equivalents at beginning
   of period                                                 174              604
                                                        --------         --------
Cash and cash equivalents at end of period              $  1,196         $     29
                                                        ========         ========

Supplemental cash flow disclosure
     Interest paid                                      $    239         $    669

Supplemental schedule of non-cash
   investing and financing activities
     Common stock issued for 10% interest in KKM        $  2,701         $   --
     Discount recognized for note issued
       with stock warrants                              $  2,466         $   --



                             See accompanying notes.

                                        7

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

As of September 30, 2002, Chaparral owns a 60% interest in KKM, a Kazakhstan joint stock company, which holds the rights for the exploration, development and production of oil in the Karakuduk Field in Western Kazakhstan. KKM is owned jointly by CAP-G (50%), MTI (10%), and KazMunayGaz JSC ("KMG") (40%). In May 2002, Chaparral increased its ownership in KKM from 50% to 60% through the acquisition of 100% of the outstanding stock of MTI, a Kazakhstan joint stock company. KMG, the national petroleum company of Kazakhstan, is owned by the government of the Republic of Kazakhstan.

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

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

3.   Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses in previous years, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company has taken significant steps to alleviate these issues through the restructuring of the Company, including the infusion of a total of $45 million in debt and equity capital into the Company and the refinancing of the Company's loan agreement with Shell Capital Inc. (the "Shell Capital Loan") in May 2002. As part of the restructuring, Shell Capital Services Limited, as facility agent to Shell Capital, discontinued and withdrew all legal proceedings against Chaparral in the United Kingdom and against CAP-G in the Isle of Guernsey. Additionally, KKM is currently producing approximately 6,700 barrels of crude oil per day. The Company expects the refinancing of the Shell Capital Loan, along with anticipated future cash flows from operations, to allow the Company to proceed with the full development of the Karakuduk Field. No assurances can be provided, however, that the Company's restructured indebtedness or cash flow from operations will be sufficient to meet our working capital requirements in the future, which may require the Company to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.

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

In conjunction with the closing of the restructuring transaction, the Shell Capital Loan was transferred from Shell Capital to CAIH, written down from approximately $11.43 million (the amount remaining after the $28 million repayment) to $2.45 million and restructured to reflect a fixed, annual interest rate of 14%. Additionally, the Shell Capital warrant for 1,785,455 shares of the Company's common stock was canceled, and the Shell Capital 40% net profits interest in CAP-G was reacquired by CAP-G for a nominal amount. All other agreements with Shell Capital or its affiliates were terminated, including KKM's crude oil sales agreement with Shell Trading International Limited, KKM's technical services agreement with Shell Capital Services Limited, and Chaparral's transportation risk insurance policy held directly by Shell Capital. Chaparral also terminated its political risk insurance coverage with the Overseas Private Investment Corporation ("OPIC") as a condition of the restructuring. Shell Capital Services Limited, as the facility agent for Shell Capital, discontinued and withdrew all legal proceedings against the Company in the United Kingdom and against CAP-G in the Guernsey Isle and all parties to the original Shell Capital Loan mutually released each other from future liability. All outstanding defaults under the Shell Capital Loan were waived by CAIH upon the completion of the transaction.

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

The Company adopted SFAS 133 effective January 1, 2001, which requires derivative financial instruments to be recorded at their fair value. Accordingly, the Company recognized a $2.52 million loss from the cumulative effect of change in accounting principle upon adoption. The Company recognized approximately $762,000 and $607,000 in losses for the nine months ended September 30, 2002 and 2001, respectively, to record the Hedge Agreement at its fair value as of these dates in accordance with SFAS 133. As of September 30, 2002 the Hedge Agreement had a negligible market value.

6.   Loans from Affiliates

Shell Capital Loan
------------------

As of September 30, 2002, the Company had fully repaid the Shell Capital Loan. As discussed in Note 4, the Company restructured the Shell Capital Loan in May 2002. As part of the restructuring, the Company repaid $28 million in principal to Shell Capital, who then transferred the $11.43 million remaining balance on the Shell Capital Loan to CAIH. As part of the restructuring agreement, CAIH wrote down the Company's remaining principal and interest owed under the Shell Capital Loan from $11.43 million to $2.45 million and reduced the interest rate from Libor plus 19.75% to a fixed annual rate of 14%. All outstanding defaults under the Shell Capital Loan were waived by CAIH, all agreements between the Company and Shell Capital or its affiliates were terminated, and the Company's requirement to carry political and transportation risk insurances was waived. The Company repaid an additional $2.35 million in principal on the Shell Capital Loan subsequent to the completion of the restructuring transaction and repaid the final $100,000 in principal in August 2002. See Note 4 for a more complete discussion of the refinancing of the Shell Capital Loan.

The Company recognized a $6.56 million extraordinary gain on the extinguishment of debt due to the restructuring of the Shell Capital Loan. The extraordinary gain reflects the forgiveness of $9.07 million in principal, interest, and fees previously owed to Shell Capital, less $1.79 million in restructuring fees paid to CAIH, $509,000 in professional fees, and $220,000 in other costs and expenses. The Company recognized $2.75 million in interest expense on the Shell Capital loan during 2002.

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

In June 2002, the Company prepaid $2 million of the $4 million outstanding principal balance of the CAIH Note. As a result, the Company recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount on the CAIH Note. The extraordinary loss was netted against the extraordinary gain from the restructuring of the Shell Capital Loan. The Company recognized $258,000 in interest expense on the CAIH Note for the nine months ended September 30, 2002.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

6.   Loans from Affiliates (continued)

KKM Credit Facility
-------------------

In May 2002, KKM established a five-year, $33 million credit line with Kazkommertsbank, an affiliate of CAIH. The KKM Credit Facility consists of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $1.89 million of interest expense on the KKM Credit Facility for the nine months ended September 30, 2002.

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

The original KKM Credit Facility included repayment terms of three years and four years for the non-revolving and revolving portions of the KKM Credit Facility, respectively, with an option to extend the final maturity date for repayment of the entire KKM Credit Facility to five years. KKM exercised the option to extend the repayment term to five years for the entire KKM Credit Facility as of May 2002.

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

The KKM Credit Facility stipulates certain events of default, including, but not limited to, KKM's inability to meet the terms of the KKM Credit Facility, KKM's failure to meet it obligations to third parties in excess of $100,000, and the Company's involvement in legal proceedings in excess of $100,000 where an adverse judgment against the Company occurs or is expected to occur. If an event of default does occur and is not waived by the lender, Kazkommertsbank has a right to call the KKM Credit Facility immediately due and payable and/or exercise its security interest by seizing the Company's shares in KKM pledged as collateral. Furthermore, in the event of a material adverse change in the financial or credit markets, Kazkommertsbank has a right to unilaterally alter any terms and conditions of the KKM Credit Facility, including the rate of interest, by written request. KKM may either agree to the amended terms or repay the outstanding KKM Credit Facility within 10 days of notification.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

6.   Loans from Affiliates (continued)

The maturity schedule of the Company's indebtedness as of September 30, 2002 is as follows:

                                         Principal
                          Date           Amount Due
                         --------------------------
                          2003            6,000,000
                          2004            7,000,000
                          2005           10,000,000
                          2006            8,000,000
                          2007            4,000,000
                         --------------------------
                         Total           35,000,000

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

                         Closed Type JSC Karakudukmunay
                  Statement of Expenses and Accumulated Deficit
                    For the Periods Ended September 30, 2001
                        (Amounts in Thousand US Dollars)
                                   (Unaudited)

                                                    For The Three  For The Nine
                                                    Months Ended   Months Ended
                                                    ---------------------------
                                                    September 30,  September 30,
                                                        2001           2001
                                                    ----------     ------------
Revenues:
    Oil sales(1)                                      $  6,916       $ 24,911

Costs and expenses:
   Transportation expenses                               1,234          5,016
   Operating expenses                                      812          3,310
   Depreciation and depletion                            1,828          5,891
   Management service fee                                  144            401
   General and administrative                              711          2,753
                                                      --------       --------
Total cost and expenses                                  4,729         17,371
                                                      --------       --------


Income from operations                                   2,187          7,540

Other income (expense):
   Interest income                                    $      3       $     13
   Interest expense                                       (514)        (1,446)
   Other                                                     1            (51)
                                                      --------       --------

Net income before income taxes                        $  1,677       $  6,056
Income tax expense                                        --             --
                                                      ========       ========

Net income                                            $  1,677       $  6,056
                                                      ========       ========

Accumulated deficit, beginning of
   Period                                               (6,223)       (10,602)
                                                      --------       --------

Accumulated deficit, end of period                    $ (4,546)      $ (4,546)
                                                      ========       ========


(1) Revenue is presented gross of transportation expenses in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity and Capital Resources

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are responsible for providing 100% of the funding for the development of the Karakuduk Field not provided from oil sales or third party sources. We have recognized recurring operating losses in previous years, which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

We have recently taken significant steps to alleviate these issues through the restructuring of Chaparral, including the infusion of a total of $45 million in debt and equity capital, the refinancing of our loan with Shell Capital, and the discontinuance and withdrawal of all legal proceedings previously initiated by Shell Capital Services Limited, the facility agent for Shell Capital. See Notes 4 and 6 to our consolidated financial statements. Additionally, we are currently producing approximately 6,700 barrels of crude oil per day and we expect the anticipated future cash flows from operations along with the lower interest costs from the refinancing of the Shell Capital loan will allow us to proceed with the full development of the Karakuduk Field. No assurances can be provided, however, that the Company's restructured indebtedness or cash flow from operations will be sufficient to meet our working capital requirements in the future, which may require the Company to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.

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

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil and using the remaining working capital provided by the recent restructuring. In the short-term, our biggest operational priority is to maintain current daily production levels until KKM can renew its developmental drilling program and implement a secondary recovery program to maximize overall oil recovery from the Karakuduk Field. KKM is currently working to source a replacement developmental drilling rig and expects to renew drilling operations in the first half of 2003. KKM is also installing down-hole pumps in certain wells to help maintain primary production at current levels. KKM commissioned a crude oil pipeline from the Karakuduk Field in June 2002, which is expected to reduce operating costs by approximately $100,000 per month.

Our short and long-term liquidity is also impacted by local oil sales obligations imposed by the government of Kazakhstan on oil and gas producers to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of our agreement with the government, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. Consistent with prior periods, we have been required to sell approximately 18% of our crude oil on the domestic market through November 14, 2002 of the current year. The domestic market does not permit world market prices to be obtained, resulting in approximately $10 to $12 less cash flow per barrel on 2002 local oil sales. Furthermore, the government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and obtain enough export quota necessary to sell all of our crude oil production, including appealing to the government to enforce our contractual rights. While management believes we will be ultimately successful in reducing our local sales requirements and obtaining higher export quotas, we cannot provide any assurances that we will be able to do so. If we are unsuccessful, we may not generate enough cash flow from operations to sustain the development of the Karakuduk Field and additional sources of liquidity may be required to continue operations, including obtaining additional debt and equity financing.

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

Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001
--------------------------------------------------------------------------------

Our operations for the three months ended September 30, 2002 resulted in net income of $2.11 million compared to a net loss of $5.77 million as of September 30, 2001. The $7.88 million increase in our net income primarily relates to lower costs associated with the refinancing of our debt obligations and improved operational results from the Karakuduk Field.

Interest expense decreased from $6.31 million for the three months ended September 30, 2001 to $1.10 million for the three months ended September 30, 2002, due to the lower financing costs of our restructured indebtedness. Chaparral's cost of financing the development of the Karakuduk Field has improved from a pre-restructuring annual interest rate of LIBOR plus 19.75% compounded daily, to a simple fixed annual interest rate of 14%, generating savings of approximately $750,000 per quarter. In addition, Interest expense for the quarter ended September 30, 2001 reflects additional loan discount of $4.37 million recorded and fully amortized as of September 30, 2001 due to the transfer of a 40% interest in the distributable profits of CAP-G to Shell Capital for our failure to repay a $3.15 million bridge loan to Shell Capital on or before September 30, 2001.

For the quarter ended September 30, 2002, Chaparral's financial results have been consolidated with the financial results of its operating subsidiary, KKM. During the three months ended September 30, 2002, we sold approximately 731,000 barrels of crude oil, recognizing $13.45 million, or $18.40 per barrel, in revenue. Transportation costs were $2.39 million, or $3.27 per barrel and operating costs associated with sales were $2.21 million, or $3.03 per barrel. Comparatively, Chaparral recognized $1.21 million in equity income from investment for the quarter ended September 30, 2001, which represents our 50% share of KKM's results during the period. During the quarter ended September 30, 2001, KKM sold approximately 385,000 barrels of crude oil, recognizing $6.92 million in revenue, or $17.96 per barrel. Associated operating costs were $812,000, or $2.11 per barrel, and associated transportation costs were $1.23 million, or $3.21 per barrel. See Note 10 to our consolidated financial statements. The increase in operating costs per barrel relates to increased utilization of a workover rig in the Karakuduk Field to maintain current production rates. Our equity income from investment also reflects the elimination of $370,000 of inter-company interest income on our loan to KKM for the three months ended September 30, 2001.

Results of Operations for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001.
--------------------------------------------------------------------------------

Our operations for the nine months ended September 30, 2002 resulted in net income of $4.04 million compared to a net loss of $11.43 million as of September 30, 2001. The $15.47 million increase in our net income relates to several factors. Recognition of a $5.34 million extraordinary gain on the May 2002 restructuring of our loan with Shell Capital, lower costs associated with the refinancing of our debt obligations, improved operational results from the Karakuduk Field, and the impact of the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities during 2001.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

Chaparral's $5.34 million extraordinary gain on the extinguishment of debt in the nine months ended September 30, 2002, reflects a $6.56 million extraordinary gain on the restructuring of the Shell Capital loan and a $1.22 million extraordinary loss on the early repayment of $2 million in principal on Chaparral's $4 million note payable to CAIH. The extraordinary gain on the restructuring of the Shell Capital loan consists of the forgiveness of $9.07 million in principal, interest, and fees previously owed to Shell Capital, less $1.79 million in restructuring fees paid to CAIH, $509,000 in professional fees, and $220,000 in other costs and expenses. The $1.22 million extraordinary loss on the CAIH note equates to the 50% write-off of the unamortized discount on the note from the issuance of a related warrant to purchase 3,076,923 shares of Chaparral's common stock for $1.30 per share. See Notes 6 and 7 of our consolidated financial statements.

Interest expense decreased from $10 million for the nine months ended September 30, 2001 to $4.45 million for the nine months ended September 30, 2002, due to the lower financing costs of our restructured indebtedness. Chaparral's cost of financing the development of the Karakuduk Field has improved from a pre-restructuring annual interest rate of LIBOR plus 19.75% compounded daily, to a simple fixed annual interest rate of 14%, generating savings of approximately $3 million per year. In addition, interest expense for the nine months ended September 30, 2001 reflects additional loan discount of $4.37 million recorded and fully amortized as of September 30, 2001 due to the transfer of a 40% interest in the distributable profits of CAP-G to Shell Capital for our failure to repay a $3.15 million bridge loan to Shell Capital on or before September 30, 2001.

For the nine months ended September 30, 2002, Chaparral's financial results have been consolidated with the financial results of its operating subsidiary, KKM. During the nine months ended September 30, 2002, we sold approximately 1,881,000 barrels of crude oil, recognizing $32.47 million, or $17.26 per barrel, in revenue. Transportation costs were $7.03 million, or $3.74 per barrel and operating costs associated with sales were $5.95 million, or $3.16 per barrel. Comparatively, Chaparral recognized $4.21 million in equity income from investment for the nine months ended September 30, 2001, which represents our 50% share of KKM's results during the period. During the nine months ended September 30, 2001, KKM sold approximately 1.36 million barrels of crude oil, recognizing $24.91 million in revenue, or $18.34 per barrel. Associated operating costs were $3.31 million, or $2.44 per barrel, and associated transportation costs were $5.02 million, or $3.69 per barrel. The increase in operating costs per barrel relates to increased utilization of a workover rig in the Karakuduk Field to maintain current production rates. Our equity income from investment also reflects the elimination of $1.19 million of inter-company interest income on our loan to KKM for the nine months ended September 30, 2001.

As a result of the adoption of SFAS 133, we recognized a loss of $2.52 million as a cumulative effect of change in accounting principal for the nine months ended September 30, 2001, to record derivatives entered into as a requirement of the Shell Capital loan at their fair value. As of September 30, 2002, the derivatives had a negligible value and had been fully written off against income.

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

4.   Inflation

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars in an offshore bank account outside of Kazakhstan, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhtan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of September 30, 2002, the exchange rate was
154.6 tenge per U.S. dollar.

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

Chaparral restructured the Shell Capital loan in May 2002. The transaction is more fully described under "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

Item 4 - Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could have a significant adverse effect on internal controls subsequent to September 30, 2002.

                           Part II- Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 19, 2002



                                            Chaparral Resources, Inc.


                                            By: /s/ Nikolai D. Klinchev
                                            ------------------------------------
                                            Nikolai D. Klinchev
                                            Chief Executive Officer



                                            By: /s/ Richard J. Moore
                                            ------------------------------------
                                            Richard J. Moore,
                                            VP Finance and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

                                 Certifications

I, Nikolai D. Klinchev, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chaparral Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 19, 2002                              /s/ Nikolai D. Klinchev
                                                     ---------------------------
                                                     Nikolai D. Klinchev
                                                     Chief Executive Officer

I, Richard J. Moore, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chaparral Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 19, 2002                              /s/ Richard J. Moore
                                                     ---------------------------
                                                     Richard J. Moore
                                                     Chief Financial Officer