Form 10-K
period 2002-12-31
CHAPARRAL RESOURCES INC
filed 2003-03-31
CIK 19252

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002.


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

         YES  |X|          NO  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer.
                                                        YES |_|           NO |X|

     As of June 28, 2002, the aggregate market value of registrant's voting common stock, par value $.0001 per share, held by non-affiliates was $28,567,602.

     As of March 24, 2003, registrant had 38,209,502 shares of its common stock, par value $.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I
         Item 1. Business
                  Our Business ................................................1
                  Available Information .......................................1
                  Equity and Debt Capital Infusion ............................2
                  Crude Oil Sales .............................................2
                  Risks of Oil and Gas Activities .............................3
                  Risks of Foreign Operations .................................4
                  Environmental Regulations ...................................4
                  Competition .................................................4
                  Employees ...................................................4
                  Corporate Information .......................................5
                  Special Note Regarding Forward-Looking Statements ...........5

         Item 2. Properties
                  Properties ..................................................5
                  Net Quantities of Oil and Gas Produced ......................7
                  Drilling Activity ...........................................7

         Item 3. Legal Proceedings ............................................8

         Item 4. Submission of Matters to Vote of Security Holders ............8

PART II
         Item 5. Market for Registrant's Common Equity and Related
                   Stockholder Matters ........................................9

         Item 6. Selected Financial Data .....................................10

         Item 7. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .......................11

         Item 8. Financial Statements and Supplementary Data .................19

         Item 9. Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures ......................20

PART III
         Item 10. Directors and Executives Officers of the Registrant ........20

         Item 11. Executive Compensation .....................................22

         Item 12. Security Ownership of Certain Beneficial Owners and
                   Management ................................................26

         Item 13. Certain Relationships and Related Transactions .............27

         Item 14. Controls and Procedures ....................................28

PART IV
         Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....29

                                     PART I

ITEM 1.     BUSINESS

Our Business
------------

     Chaparral Resources, Inc. is an independent oil and gas exploration and production company. Our strategy is to acquire and develop oil and gas projects in emerging markets, specifically targeting fields with previously discovered reserves, which have never been commercially produced or could be materially enhanced by our management team and technical expertise.

     Through intermediate holding companies, Central Asian Petroleum (Guernsey), Ltd., a Guernsey company ("CAP-G"), Korporatsiya Mangistau Terra International Limited ("MTI"), a Kazakhstan company, and Central Asian Petroleum, Inc., a Delaware company ("CAP-D"), we own a 60% interest in Closed Type JSC Karakudukmunay ("KKM"), a Kazakh joint stock company that holds a governmental license to develop the Karakuduk Oil Field. All references to "Chaparral," "we," "us," and "our" refer to Chaparral Resources, Inc., and its greater than 50% owned subsidiaries, unless indicated otherwise. In May 2002, Chaparral increased its ownership in KKM from 50% to 60% through the acquisition of 100% of the outstanding stock of MTI for $1.2 million and 1 million newly issued shares of Chaparral's outstanding common stock.

     Since 1995, the business of Chaparral has been the development of the Karakuduk Field, a 16,900-acre oil field in the Republic of Kazakhstan. The U.S. based oil and gas assets of Chaparral were divested during 1996 and 1997 to help fund the development of the Karakuduk Field. The Government of the former Soviet Union discovered the Karakuduk Field in 1972 and drilled 22 exploratory and development wells, none of which were produced commercially. KKM began to aggressively develop the Karakuduk Field in early 2000, re-establishing oil production from a majority of the existing wells and drilling a total of 23 new wells through September 2001. On February 12, 2003, KKM commenced a new drilling campaign to further develop and commercially produce the oil reserves in the Karakuduk Field.

     The other stockholder of KKM is KazMunayGaz JSC, the state owned national petroleum and transportation company of the Republic of Kazakhstan, which owns a 40% interest.

     Currently, the Karakuduk Field is our only oil field. We are in the process of identifying and evaluating other oil fields for possible acquisition and development. We have no other significant subsidiaries besides CAP-G, MTI, and CAP-D.

     As a result of the acquisition of MTI, Chaparral obtained a controlling interest in KKM. Consequently, Chaparral's financial statements have been consolidated with KKM on a retroactive basis to January 1, 2002. Chaparral previously accounted for its 50% investment in KKM using the equity method of accounting, which is reflected in Chaparral's financial statements for periods prior to 2002. The consolidated financial statements for Chaparral for the three years ending December 31, 2002 and separate financial statements for KKM for the two years ended December 31, 2001 are included as part of this Annual Report on Form 10-K.

Available Information
---------------------

     Chaparral files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and registration statements and other items with the Securities and Exchange Commission (SEC). Chaparral provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on its Internet site located at www.chaparralresources.com. Chaparral will also make available to any stockholder, for a nominal fee, copies of its Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filing, please contact: Chaparral Resources, Inc., 16945 Northchase Drive, Suite 1620, Houston, Texas 77060 or call (281) 877-7100.

     In addition, the public may read and copy any materials Chaparral files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the

Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, like Chaparral, that file electronically with the SEC.

Equity and Debt Capital Infusion
--------------------------------

     In May 2002, Chaparral received a total equity and debt capital infusion of $45 million, which was used to repay a substantial portion of a loan with Shell Capital, Inc. (the "Shell Capital Loan") and finance additional working capital requirements. Chaparral received a total investment of $12 million from Central Asian Industrial Holdings, N.V. ("CAIH"), including $8 million in exchange for 22,925,701 shares, or 60%, of Chaparral's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum (the "CAIH Note"). Additionally, JSC Kazkommertsbank ("Kazkommertsbank"), an affiliate of CAIH, provided KKM with a credit facility totaling $33 million (the "KKM Credit Facility") bearing interest at 14% per annum. The terms and conditions of the CAIH Note and the KKM Credit facility are more fully described in Note 11 to our consolidated financial statements for the year ended December 31, 2002.

Crude Oil Sales
---------------

     We derive all of our revenue through the production and sale of crude oil from the Karakuduk Field. We are in the early stages of development of the Karakuduk Field and only began generating revenue from the sale of crude oil during 2000. KKM recognized $45.13 million in revenue in 2002 from the sale of approximately 2.47 million barrels of crude oil. In 2001, KKM recorded $36.58 million in revenue based upon sales of approximately 2.18 million barrels of crude oil.

     KKM sells the majority of its crude oil on the export market. Sales to the export market were responsible for approximately 92% of KKM's oil sales revenue in 2002. KKM has a short-term renewable crude oil sales agreement in place with NAFTEX Oil and Shipping Corporation ("NAFTEX") for the sale of 100% of KKM's oil production allocation to the export market. KKM is responsible for obtaining export quotas and all other permissions from Kazakhstan, Russia, or other relevant jurisdictions necessary to transport and deliver KKM's oil production to NAFTEX. NAFTEX is responsible for nominating and coordinating an oil tanker, if necessary, and arranging for the resale/marketing of the crude oil purchased.

     Sales prices at the export port locations are based upon quoted Urals crude oil prices from the Platt's Crude Oil Marketwire average for the three banking days following the bill of lading. The price is net of deductions that include freight charges published in both Platt's Dirty Tanker Wire and the Worldscale Tanker Nominal Freight Scale. As of January 1, 2003, additional deductions of approximately $1 per barrel have been implemented due to increased regulatory pressure on owners/ charter companies to improve safety requirements. Payment is made by NAFTEX within 30 days of receipt of the final bill of lading and KKM's invoice for the sale, unless otherwise agreed by both parties. There are six delivery points for export sales, including three preferred port facilities on the Black Sea (Novorossiisk, Odessa, and Ventspills) and three onshore pipeline facilities (Dudkovce, Feyeshlitke, and Adamovo). KKM must use its best efforts to deliver crude oil to one of the three preferred port locations. To date, all of KKM's export oil sales have been delivered to the Ukrainian port of Odessa. KKM has a contractual right to deliver undersized cargoes to the port facilities, subject to additional freight charges if a tanker is loaded below its tonnage capacity. Third-party sellers, however, may offset capacity shortages in the tanker.

     Under the terms of our agreement with the government of the Republic of Kazakhstan, KKM has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. During January and February 2003, KKM refused to deliver its oil production to the local market. Consequently, the amount of KKM's export quota has been limited to approximately 64% of its production. Local market oil prices are significantly lower than prices obtainable on the export market. In 2002, the government required KKM to sell approximately 363,000 barrels of crude oil, or 15% of its total oil sales, to the local market, compared to 375,000 barrels, or 17%, during 2001. Local market prices obtained by KKM are approximately $6 to $10 per barrel below export market prices, net of transportation costs. We are continuing to have informal discussions with the government of Kazakhstan in an attempt to effect the 100% export of all hydrocarbons produced from the Karakuduk Field. If we are unsuccessful, however, we may be required to initiate an arbitration proceeding in Switzerland for the breach of our agreement by the government of Kazakhstan. We can provide no assurances that any such arbitration proceeding would be successful. The future loss of revenue resulting from local sales may be significant enough to prevent us from generating a profit from the Karakuduk Field or generate enough cash flow to meet our investment and working capital needs. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Risks of Oil and Gas Activities
-------------------------------

     The current market for oil is characterized by instability. This instability has caused fluctuations in world oil prices in recent years and there is no assurance of any price stability in the future. The production and sale of oil from the Karakuduk Field may not be commercially feasible under market conditions prevailing in the future. The price we receive for our oil may not be sufficient to generate revenues in excess of our costs of production or provide sufficient cash flow to meet our investment and working capital requirements.

     We make no assurance that we will be able to sell oil that we produce nor the price at which such sales will be made. Our estimated future net revenue from oil sales is highly dependent on the price of oil, as well as the amount of oil produced. The volatility of the energy market makes it difficult to estimate future prices of oil. Various factors beyond our control affect these prices. These factors include:

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

     It is likely that oil prices will continue to fluctuate as they have in the past. Current oil prices are not representative of oil prices in either the near- or long-term. We do not expect oil prices to maintain current price levels and do not base our capital spending decisions on current market prices.

     No assurances can be given that we will be able to successfully develop, produce, and market the oil reserves underlying the Karakuduk Field. The development of oil reserves inherently involves a high degree of risk, even though the reserves are proved. Our risks are increased because our activities are concentrated in areas where political or other unknown circumstances could adversely affect commercial development of the reserves. Costs necessary to acquire, explore, and develop oil reserves are substantial. No assurances can be given we will recover the costs incurred to acquire and develop the Karakuduk Field. If we fail to generate sufficient cash flow from operations to meet our working capital requirements or other long-term debt obligations, we may lose our entire investment in the Karakuduk Field, which is currently pledged as collateral to Kazkommertsbank under the terms of the KKM Credit Facility.

     The development of oil reserves is a high risk endeavor and is frequently marked by unprofitable efforts, such as:

     o    drilling unproductive wells;

     o drilling productive wells which do not produce sufficient amounts of oil to return a profit; and

     o production of developed oil reserves which cannot be marketed or cannot be sold for adequate market prices.

     There are many additional risks incident to drilling for and producing oil and gas. These risks include blowouts, cratering, fires, equipment failure and accidents. Any of these events could result in personal injury, loss of life and environmental and/or property damage. If such an event does occur, we may be held liable and we are not fully insured against all of these risks. In fact, many of these risks are not insurable. The occurrence of such events that are not fully covered by insurance may require us to pay damages, which would reduce our profits. As of March 24, 2003, we have not experienced any material losses due to these events.

Risks of Foreign Operations
---------------------------

     Our ability to develop the Karakuduk Field is dependent on fundamental contracts with governmental agencies in Kazakhstan, including KKM's Agreement with the Ministry of Energy and Natural Resources for Exploration, Development, and Production of Oil in the Karakuduk Oil Field (the "Agreement") and KKM's petroleum license with the government allowing KKM to operate and develop the Karakuduk Field. Kazakhstan is a relatively new country and, as is inherent in such developing markets, there is some uncertainty as to the status of Kazakh law and the stability of the country and the region.

     The laws of the Republic of Kazakhstan govern our operations and a number of our significant agreements. As a result, we may be subject to arbitration in Kazakhstan or to the jurisdiction of the Kazakh courts. Even if we seek relief in foreign territories such as the courts of the United States or Switzerland, we may not be successful in subjecting foreign persons to the jurisdiction of those courts.

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

Environmental Regulations
-------------------------

     We must comply with laws of the Republic of Kazakhstan and international requirements that regulate the discharge of materials into the environment. Furthermore, KKM's Credit Facility requires that we comply with the World Bank's environment, health, and safety guidelines for onshore oil and gas development. Environmental protection and pollution control could, in the future, become so restrictive as to make production unprofitable. Furthermore, we may be exposed to potential claims and lawsuits involving such environmental matters as soil and water contamination and air pollution. We are currently in compliance with all local and international environmental requirements and are closely monitored by the environmental authorities of the Republic of Kazakhstan. We have not made any material capital expenditures for environmental control facilities and have no plans to do so in the foreseeable future.

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

Employees
---------

     As of March 24, 2003, Chaparral had 6 full-time employees. KKM had 182 employees and retains independent contractors on an as needed basis. We believe that our relationship with our employees and consultants is good.

Corporate Information
---------------------

     Chaparral was incorporated under the laws of the State of Colorado in 1972. In 1999, Chaparral reincorporated under the laws of the State of Delaware.

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

ITEM 2.     PROPERTIES

Properties
----------

     The Karakuduk Field is located in the Mangistau Region of the Republic of Kazakhstan. The license to develop the Karakuduk Field covers an area of approximately 16,900 acres and is effective for a 25-year term, which may be extended if the productive life of the field exceeds this term. In 1995, KKM entered into an agreement with Kazakhstan's Ministry of Energy and Natural Resources to develop the Karakuduk Field.

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

     The Karakuduk Field structure is an asymmetrical anticline located on the Aristan Uplift in the North Ustyurt Basin. Oil was discovered in the structure in 1972, when Kazakhstan was a republic of the former Soviet Union, from Jurassic age sediments between 8,500 and 10,000 feet. The former Soviet Union drilled 22 exploratory and development wells to delineate the Karakuduk Field, discovering the presence of recoverable oil reserves. The productive area of the Karakuduk Field is estimated to contain a minimum of 8 separate productive horizons present in the Jurassic formation. None of the original wells were ever placed on commercial production prior to KKM obtaining the rights to the Karakuduk Field.

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

     As of March 24, 2003, KKM had 37 productive wells in the Karakuduk Field, including 24 new wells and 13 re-completions of previously existing delineation wells. The 37 wells include 25 wells currently producing approximately 6,000 barrels of oil per day and 11 which are shut-in for various reasons, including hydraulic fracturing, installation of additional gathering lines, equipment and additional workover, water injection and stimulation operations to bring wells on to primary production. Another shut-in well is being considered for future use as an injection well for a pilot waterflood project. KKM implemented an aggressive drilling program during 2000, drilling a total of 12 development wells and re-completing 4 delineation wells using a combination of two drilling rigs and a workover rig. KKM drilled an additional exploratory well and performed 2 re-completions prior to 2000. During 2001, KKM drilled an additional 10 development wells and re-completed 7 delineation wells. In 2002, KKM did not have any drilling activity. On February 12, 2003, Chaparral announced the spudding of Well No. 141 in the Karakuduk Field. Well No. 141 is the first of 12 wells budgeted for completion in 2003, which will increase the total number of wells to 48 by year-end. KKM has successfully completed every well drilled to date. Oil has been recovered from the originally identified J-1, J-2, J-4, J-8, and J-9 formations, along with new discoveries in the J-6, J-7 and J-10 horizons.

     In the past, KKM's daily oil production has been limited due to various facility constraints and lack of working capital to fund field operations. KKM remains committed to improving efficiency of field facilities through continued expansion of its oil storage capacity, installation of additional gathering and processing facilities, and the full implementation of the central processing facility. In June 2002, KKM commissioned a 18-mile crude oil pipeline from the Karakuduk Field capable of transporting up to 18,000 barrels of oil per day to the export pipeline terminal. The pipeline runs from the central processing unit to the pump station, which lies adjacent to the main export pipeline. Thus, trucking the oil to the pump station is no longer required. In 2003, KKM expects to further expand the central processing unit in order to improve its produced water processing capability in the field.

     KKM currently has one drilling rig and one workover rig operating in the Karakuduk Field. The workover rig is expected to continue operations, performing standard well maintenance, re-completions of existing wells, and down-hole pump installations. We estimate that up to 76 new wells will be required to fully develop the Karakuduk Field, of which 15 would eventually be converted into water injection wells. The planned development program includes a pressure maintenance operation, including hydraulic fractures and water injections that our management believes will enhance ultimate recovery.

     During 2002, Chaparral completed a simulation study, which we have used to optimize the location of wells (both producers and injectors) and further define the possible total productive capacity of the Karakuduk Field.

     Reserves
     --------

     As of December 31, 2002, the Karakuduk Field has total estimated proved reserves of approximately 21.86 million barrels, net of government royalty, of which we have a proportional interest in approximately 13.12 million barrels, based upon our 60% interest in KKM. The reserve disclosure is based on a reserve study of the Karakuduk Field conducted by Ryder Scott Company, a petroleum engineering firm, including data available subsequent to December 31, 2002.

     No reserve estimates have been filed with any Federal authority or other agency since January 1, 2002.

Net Quantities of Oil and Gas Produced
--------------------------------------

     The following table summarized sales volumes, sales prices and production cost information for our oil and gas production for each of the three years ended December 31, 2002:

                                       As of the Year Ended December 31,
                                     ------------------------------------
                                        2000         2001         2002
                                     ----------   ----------   ----------
Net sales volumes
     Oil (bbls)                         382,500    1,092,000    2,467,000
     Gas (mcf)                             --           --           --
Average sales price
     Oil (per bbl)                   $    22.18   $    16.75   $    18.29
     Gas (per mcf)                   $     --     $     --     $     --
Average production cost (per bbl)    $     4.81   $     2.40   $     3.11


     The average sales revenue, net of transportation costs, was approximately $14.47 and $12.95 per barrel for the years ended December 31, 2002 and 2001, respectively. For the same periods, the average transportation costs per barrel were approximately $3.82 and $3.80, respectively.

     Net sales volumes for the years 2001 and 2000 represent our 50% equity interest in KKM's production, but does not reflect our right under the agreement with the government of the Republic of Kazakhstan to receive 65% of KKM's cash flow from oil sales, net of royalty, on a quarterly basis until our loan to KKM has been fully repaid. The remaining 35% of net cash flows is used by KKM to meet capital and operating expenditures. We may waive receipt of quarterly loan repayments, in whole or in part, to provide KKM with additional working capital.

     Productive Wells and Acreage
     ----------------------------

     As of December 31, 2002, we had interests in 36 gross productive oil wells, and no producing gas wells. There were no multiple completion wells. Production was from 16,900 gross acres, of which 5,000 acres are productive developed.

     Undeveloped Acreage
     -------------------

     As of December 31, 2002, 5,000 acres in the Karakuduk Field are productive undeveloped.

Drilling Activity
-----------------

     During the three years ended December 31, 2002, our net interests in exploratory and development wells drilled were as follows:

                          Exploratory Wells, Net       Development Wells, Net
     Year Ended           ----------------------       ----------------------
    December 31,           Productive       Dry         Productive       Dry
    ------------           ----------       ---         ----------       ---

        2000                  1.5            --            6.5            --
        2001                   .5            --            8.0            --
        2002                   --            --             --            --

     All wells are located in the Republic of Kazakhstan.

     Present Activities
     ------------------

     As of March 24, 2003, KKM has successfully completed an additional development well (No. 141) and another development well (No. 111) is expected to be completed in April 2003. Well No. 141 is the first new well drilled in the Karakuduk Field since October 2001 when KKM temporarily suspended its drilling program. Well No. 141 was spudded on February 6, 2003 and was drilled to a depth of approximately 10,500 feet (3,200 meters), with shows in the J-1, J-2, J-7 and J-8 formations. On March 4, 2003, KKM completed pressure testing the production casing and began the well completion work. A survey has been scheduled to perform a multi-stage test in the near future. Well No. 111 was spud on March 12, 2003 and is expected to be drilled to a depth of 10,670 feet (3,250 meters). The Karakuduk Field is currently producing approximately 6,000 barrels of oil per day from 25 flowing wells.

ITEM 3.     LEGAL PROCEEDINGS

     As part of the restructuring of the loan with Shell Capital in May 2002, Shell Capital Services Limited, as the facility agent for Shell Capital, discontinued and withdrew all legal proceedings against Chaparral and CAP-G. All parties to the original loan agreement with Shell Capital mutually released each other from future liability. Shell Capital Services Limited filed a notice of discontinuance in the United Kingdom with the High Court of Justice, Queen's Bench Division, on May 8, 2002, regarding its legal proceedings against Chaparral. Shell Capital Services Limited also withdrew its statutory demand for the liquidation of CAP-G on May 13, 2002, by filing a written consent with the Royal Court of Guernsey Ordinary Court.

     In December 2002, KKM received a claim from the Ministry of State Revenues of the Republic of Kazakhstan for $9.1 million (the "Tax Claim") relating to taxes and penalties covering the three years from 1999 to 2001. KKM has appealed the claim and has contracted legal firms in Kazakhstan to assist with the appeal process. Based on the assessments of KKM's management and legal counsel, it is our opinion that the ultimate resolution of the Tax Claim, after taking into account reserves, will not have a material adverse effect on the financial position and operating results of Chaparral.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 10, 2002, Chaparral held its Annual Meeting of Stockholders. Our stockholders elected the following six persons as directors, each to serve until the next Annual Meeting of Stockholders or until his successor is elected or appointed: Askar Alshinbayev, Ian Connor, Nikolai D. Klinchev, Alan D. Berlin, Peter G. Dilling, and John Duthie. Chaparral's stockholders also voted to adopt, separately, amendments to Articles IV and V to Chaparral's Amended and Restated Certificate of Incorporation, and to ratify selection by the board of directors of Ernst & Young as Chaparral's independent auditors for the fiscal year ended December 31, 2002.

     The number of shares voted and withheld with respect to each director was as follows:

     Election of Directors      For              Withheld
     ---------------------      ---              --------

     Askar Alshinbayev          26,833,027       14,846
     Ian Connor                 26,822,024       25,849
     Nikolai D. Klinchev        26,833,027       14,846
     Alan D. Berlin             26,820,624       27,249
     Peter G. Dilling           26,833,027       14,846
     John Duthie                26,833,027       14,846

     The number of shares voted (and broker non-votes) with respect to the adoption of the new Article IV to Chaparral's Amended and Restated Certificate of Incorporation was as follows:

     For               Against          Abstained         Not Voted
     ---               -------          ---------         ---------

     25,341,874        21,426           6,424             1,478,149

     The number of shares voted (and broker non-votes) with respect to the adoption of the new Article V to Chaparral's Amended and Restated Certificate of Incorporation was as follows:

     For               Against          Abstained
     ---               -------          ---------

     26,825,600        15,155           7,118

     The number of shares voted with respect to the approval of Ernst & Young as Chaparral's independent auditors was as follows:

     For               Against          Abstained
     ---               -------          ---------

     26,841,997        2,234            3,642


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "CHAR". As of March 24, 2002, we have 1,830 stockholders of record of our common stock. No dividend has been paid on our common stock, and there are no plans to pay dividends in the foreseeable future.

     The following table shows the range of high and low bid prices for each quarter during our last two calendar years ended December 31, 2002 and 2001, as reported by the National Association of Securities Dealers, Inc.:

                                                  Price Range
                                                ----------------
             Fiscal Quarter Ended               High         Low
             --------------------               ----         ---
             March 31, 2001                     4.50         2.81
             June 30, 2001                      3.30         2.00
             September 30, 2001                 2.50         1.10
             December 31, 2001                  2.15         1.50
             March 31, 2002                     1.75         1.30
             June 30, 2002                      3.05         1.40
             September 30, 2002                 2.20         1.25
             December 31, 2002                  1.50         0.82

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

     We did not sell any securities since October 1, 2002, which were not registered under the Securities Act of 1933, as amended.


ITEM 6.     SELECTED FINANCIAL DATA

                                                        As of or for the Year Ended
                                                               December 31,
                                                      (In Thousands of U.S. Dollars)
                                      -------------------------------------------------------------
                                        2002(1)        2001         2000         1999         1998
                                      -------------------------------------------------------------

Oil and gas sales                     $  45,133         --           --           --           --
Total revenues                        $  45,133         --           --           --           --
Equity in income (loss) from
   Investment                         $    --          4,616        2,827       (1,849)      (1,222)
Net income/(loss)                     $   4,037      (16,215)     (26,803)      (5,163)      (4,266)
Net income (loss) per
   common share                       $    0.14        (1.16)       (6.01)       (5.63)       (5.14)
Working capital (deficit)             $  (2,366)     (39,357)        (601)      (2,941)        (287)
Total assets                          $  87,308       69,037       70,156       41,303       34,324
Long-term obligations and
   Redeemable preferred stock         $  29,542        3,900       26,528       14,776        5,060
Stockholders' equity                  $  44,129       25,361       41,926       22,851       27,579

       Other Data
       ----------

Present value of proved reserves(2)   $ 128,739       40,344       70,281       61,312         --
Minority interest present value of
  proved reserves                     $  51,496         --           --           --           --
Proved oil reserves (bbls)               21,855       14,961       16,523       10,071         --
Minority interest of proved oil
  reserves (bbls)                         8,742         --           --           --           --
Proved gas reserves (mcf)                  --           --           --           --           --


     (1)  In 2002, Chaparral obtained a controlling interest in KKM.
          Consequently, our financial statements have been consolidated with KKM on a retroactive basis to January 1, 2002. Chaparral accounted for its 50% investment in KKM using the equity method of accounting, which is reflected in our selected financial data for periods prior to 2002.

     (2) Present value of proved reserves for the years prior to 2002 represent our 50% equity interest in KKM. Present value of proved reserves for the year 2002 are presented at 100%.



                                       10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

General Liquidity Considerations
--------------------------------

Going Concern
-------------

     Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Chaparral has incurred recurring operating losses, has a working capital deficiency as of December 31, 2002, and there are uncertainties relating to our ability to meet projected cash flow requirements through 2003. In addition, the Government of Kazakhstan has required KKM to sell a significant portion of its crude oil production on the local market, which generates substantially less revenue than oil sold on the export market. Since January 2003, KKM has refused to deliver its oil production to the local market and, consequently, the amount of our export quota has been limited to approximately 64% of our production.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

     We have attempted, in accordance with our Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field, through discussions with the Government of Kazakhstan. We plan to continue to work with the Government to increase our export quota and minimize or eliminate future local sales requirements. If we are unsuccessful, we may be required to initiate an arbitration proceeding in Switzerland for the breach of the Agreement by the Government of Kazakhstan. However, no assurances can be provided that the we will be able to export 100% or a significant portion of our production and that our cash flow from operations will be sufficient to meet working capital requirements in the future, which may require us to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.

Liquidity and Capital Resources
-------------------------------

     We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling costs, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, plant and equipment (generators, pumps, communications, etc.) and other field facilities. We have invested approximately $93.6 million in the development of the Karakuduk Field and have drilled or re-completed 36 productive wells, including 17 wells during 2001. In 2002, KKM did not have any drilling activity. Total capital expenditures for 2002 were approximately $11.5 million compared to total capital expenditures of $24.85 million incurred in 2001. Capital expenditures are estimated to be at least $85 million from 2003 through 2006, including drilling approximately 56 more wells over this period. We anticipate 2003 capital expenditures could be approximately $26 million.

     We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During 2002, KKM sold approximately 2.47 million barrels of crude oil for $45.13 million. As of March 24, 2003, daily production, net of royalty, is approximately 6,000 barrels per day from 25 of the 37 productive wells in the field. The remaining 12 wells are shut-in for various reasons including hydraulic fracturing, installation of additional gathering lines/ equipment and additional workover, water injection and stimulation operations to bring wells on production. Another shut-in well is being considered for future use as an injection well for a pilot waterflood project.

     In 2003, KKM plans to increase its daily production by introducing a water injection program, installing electric submersible pumps, performing hydraulic fracturing, and drilling 12 additional wells. Accordingly, management expects the Karakuduk Field production to increase from approximately 6,000 to approximately 11,200 barrels of oil per day by year-end.

     KKM has finished constructing an 18-mile pipeline, capable of transporting up to 18,000 barrels of oil per day to the export pipeline terminal. The pipeline was commissioned in June 2002 and is currently fully operational.

     Our short- and long-term operational liquidity is also impacted by local oil sales obligations, imposed on oil and gas producers by the government of Kazakhstan to supply local energy needs. Under the terms of our Agreement with the government, KKM has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, in 2002, the government required KKM to sell approximately 363,000 barrels of crude oil, or 15% of its total oil sales, to the local market, compared to 375,000 barrels, or 17%, during 2001. Local market prices obtained by KKM are approximately $6 to $10 per barrel below export market prices, net of transportation cost. During January and February 2003, KKM refused to deliver its oil production to the local market and, consequently, the amount of KKM's export quota has been limited to approximately 64% of its production. We have attempted to effect the 100% export of all hydrocarbons produced from the Karakuduk Field through informal discussions with the government of Kazakhstan. We plan to continue to work with the government to minimize or eliminate KKM's future local sales requirements. If we are unsuccessful, however, we may be required to initiate an arbitration proceeding in Switzerland for the breach of our Agreement by the government of Kazakhstan. We can provide no assurances that any such arbitration proceeding would be successful. The future loss of revenue from local sales may be significant enough to prevent us from generating a profit from the Karakuduk Field or to generate enough cash flow to meet our investment and working capital needs.

Obligations and Commitments
---------------------------

     The following table is a summary of Chaparral's future payments on obligations as of December 31, 2002.

                                       Obligations by Period (In Thousands)
                                 -----------------------------------------------
                                                                  Later
                                 1 Year   2-3 Years   4-5 Years   Years    Total
                                 ------   ---------   ---------   -----    -----
     Debt and related interest    7,245      24,147      17,240       -   48,632
     Drilling Contract            5,622         974           -       -    6,596


     In May 2002, Chaparral received a total equity and debt capital infusion of $45 million. Chaparral received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or 60%, of Chaparral's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum of which $2 million was repaid during 2002. Additionally, Kazkommertsbank provided KKM with a credit facility totaling $33 million bearing interest at 14% per annum. The terms and conditions of the CAIH Note and the KKM Credit facility are more fully described in Note 11 of our consolidated financial statements for the year ended December 31, 2002.

     The financing costs of the KKM Credit Facility and the CAIH Note represent significant future cash flow requirements. A substantial portion of our future cash flow from operations will be required for debt service and may not be available for other purposes. We expect up to $48.63 million of our future available net cash flows from the Karakuduk Field will be utilized to service the loan, depending upon excess cash flows available from operations, if any, to repay the loan prior to its stated maturity date. The availability of future cash flows is contingent upon many factors beyond our control, including successful development of the underlying oil reserves from the Karakuduk Field, production rates, production and development costs, oil prices, access to oil transportation routes, and political stability in the region.

     As of December 31, 2002, Chaparral has a drilling contract with KazMunayGas-Drilling, an affiliate of KMG, for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through February 6, 2004.

Legal Proceedings
-----------------

     As part of the restructuring of the loan with Shell Capital in May 2002, Shell Capital Services Limited, as the facility agent for Shell Capital, discontinued and withdrew all legal proceedings against Chaparral and CAP-G. All parties to the original loan agreement with Shell Capital mutually released each other from future liability. Shell Capital Services Limited filed a notice of discontinuance in the United Kingdom with the High Court of Justice, Queen's Bench Division, on May 8, 2002, regarding its legal proceedings against Chaparral. Shell Capital Services Limited also withdrew its statutory demand for the liquidation of CAP-G on May 13, 2002, by filing a written consent with the Royal Court of Guernsey Ordinary Court.

     In December 2002, KKM received a claim from the Ministry of State Revenues of the Republic of Kazakhstan for $9.1 million (the "Tax Claim") relating to taxes and penalties covering the three years from 1999 to 2001. KKM has appealed the claim and has contracted legal firms in Kazakhstan to assist with the appeal process. Based on the assessments of KKM's management and legal counsel, it is our opinion that the ultimate resolution of the Tax Claim, after taking into account reserves, will not have a material adverse effect on the financial position and operating results of Chaparral.

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

Inflation
---------

     We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of cash and cash equivalents in U.S. Dollars, but KKM's statutory tax basis for its assets, tax loss carryforwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of December 31, 2002, the exchange rate was 155.60 Tenge per U.S. Dollar compared to 150.20 as of December 31, 2001.

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

     Oil and Gas properties (Full Cost Method). Chaparral follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

     Cost Excluded. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties and major development projects. Chaparral excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed quarterly to determine if impairment has occurred. Any impairment is transferred to the costs to be amortized or a charge is made against earnings for those international operations where a reserve base has not yet been established. For operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results or relinquishing drilling rights.

     Capitalized Interest. SFAS 34, Capitalization of Interest Costs, provides standards for the capitalization of interest costs as part of the historical cost of acquiring assets. FASB-Interpretation ("FIN") 33 provides guidance for the application of SFAS 34 to the full cost method of accounting for oil and gas properties. Under FIN 33, costs of investments in unproved properties and major development projects, on which depreciation, depletion, and amortization ("DD&A") expense is not currently taken and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying the weighted-average interest rate on debt by the amount of costs excluded. Capitalized interest cannot exceed gross interest expense.

     Ceiling Test. Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed on a country-by-country basis. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves. This ceiling is compared to the net book value of the oil and gas properties reduced by any related deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write down is required. A ceiling test impairment can give Chaparral a significant loss for a particular period; however, future DD&A expense would be reduced.

     Reserves. Estimates of our proved oil and gas reserves are prepared by Ryder Scott Company in accordance with guidelines established by the SEC. Those guidelines require that reserve estimates be prepared under existing economic and operating conditions with no provisions for increases in commodity prices, except by contractual arrangement. Estimation of oil and gas reserve quantities is inherently difficult and is subject to numerous uncertainties. Such uncertainties include the projection of future rates of production, export allocation, and the timing of development expenditures. The accuracy of the estimates depends on the quality of available geological and geophysical data and requires interpretation and judgment. Estimates may be revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Our estimates of reserves are expected to change as additional information becomes available.

     Derivative Financial Instruments and Hedging Activities. We account for our investment in derivative financial instruments in accordance with SFAS 133, Accounting for Derivative Financial Instruments and Hedging Activities, as amended. As a result, we recognize all derivative financial instruments in our financial statements at fair value, regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

     Legal, Environmental and Other Contingencies. A provision for legal, environmental and other contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated. Determining when expenses should be recorded for these contingencies and the appropriate amounts for accrual is a complex estimation process that includes the subjective judgment of management. In many cases, management's judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law. Chaparral's management closely monitors known and potential legal, environmental and other contingencies and periodically determines when Chaparral should record losses for these items based on information available to us.

Recent Accounting Pronouncements
--------------------------------

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (VIEs), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns, or both. FIN 46 also requires disclosures about VIEs that Chaparral is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003, and to older entities no later than the third quarter of 2003. Certain of the disclosure requirements are required in all financial statements issued after January 31, 2003, regardless of when the VIE was established. Chaparral does not expect to identify any VIEs that must be consolidated.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Chaparral currently uses the intrinsic method to account for stock based employee compensation.

     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement 5, Accounting for Contingencies. FIN 45 also requires Chaparral to make significant new disclosures about guarantees. As of December 31, 2002, Chaparral is not a guarantor of any unrelated party obligations.

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Chaparral adopted SFAS 146 on January 1, 2003, but at this time this statement has no effect on our consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Chaparral adopted SFAS 145 on January 1, 2003, but at this time this statement has no effect on our consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As a result of the adoption of FASB 143, Chaparral will increase its assets and liabilities by $516,000 as of January 1, 2003 to reflect the net present value of its retirement obligations. There will be no impact on our cash flows as a result of adopting SFAS 143.

2.   Results of Operations

Results of Operations Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
-------------------------------------------------------------------------

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

     Our operations for the year ended December 31, 2002 resulted in net income of $4.12 million compared to a net loss of $16.22 million for the year ended December 31, 2001. The $20.34 million increase in our net income relates to the recognition of a $5.34 million extraordinary gain resulting from the May 2002 restructuring of our loan with Shell Capital, decreased interest charges resulting from the refinancing of its debt obligations, and improved operational results from the Karakuduk Field.

     Interest expense decreased from $14.45 million for the year ended December 31, 2001 to $5.61 million for the year ended December 31, 2002, due to the lower financing costs and the restructuring of our indebtedness. Chaparral's cost of financing the development of the Karakuduk Field has improved from a pre-restructuring annual interest rate of LIBOR plus 19.75% compounded daily, to a simple fixed annual interest rate of 14%, generating a savings of approximately $3 million dollars per year. Interest expense for the year ended December 31, 2001 reflects an additional loan discount of $4.37 million recorded and fully amortized as of September 30, 2001 due to the transfer of a 40% interest in the distributable profits of CAP-G to Shell Capital for our failure to repay a $3.15 million bridge loan to Shell Capital on or before September 30, 2001. See Notes 10 and 11 to our consolidated financial statements for the year ended December 31, 2002.

     As a result of the adoption of SFAS 133, we recognized a loss of $2.52 million as a cumulative effect of change in accounting principal and an additional loss of $237,000 for the year ended December 31, 2001 to record the hedges at their fair value as of the end of the period. Comparatively, Chaparral recognized a loss of $762,000 to record the hedges at their fair value during the year ended December 31, 2002. As of December 31, 2002, the hedge agreement expired. See Note 7 to our consolidated financial statements for the year ended December 31, 2002.

     For the year ended December 31, 2002, Chaparral's financial results have been consolidated with the financial results of its operating subsidiary, KKM. During 2002, we sold approximately 2.47 million barrels of crude oil, recognizing $45.13 million, or $18.29 per barrel, in revenue. Transportation costs were $9.43 million, or $3.82 per barrel and operating costs associated with sales were $7.68 million, or $3.11 per barrel. Comparatively, Chaparral recognized $4.62 million in equity income from investment for the year ended December 31, 2001, which represents our 50% share of KKM's results during the period. During the year ended December 31, 2001, KKM sold approximately 2.18 million barrels of crude oil, recognizing $36.58 million in revenue, or $16.75 per barrel. Associated operating costs were $5.25 million, or $2.40 per barrel, and associated transportation costs were $8.30 million, or $3.80 per barrel. The increase in operating costs per barrel relates to increased utilization of a workover rig in the Karakuduk Field to maintain production rates. During the year ended December 31, 2001, our equity income from investment also reflects the elimination of $1.45 million of inter-company interest income on our loan to KKM. See Notes 5 and 20 to our consolidated financial statements for the year ended December 31, 2002.

     General and administrative costs increased from $4.33 million as of December 31, 2001, to $5.87 million as of December 31, 2002. The $1.54 million change was principally due to the consolidation of KKM financial results during 2002 as a result of the MTI acquisition. Comparably, general and administrative expenses reported by Chaparral and KKM during the year ended December 31, 2001 were $4.33 million and $3.75 million, respectively. The $2.21 million decrease was mainly due to lower insurance and lower professional services expenses. During 2002, Chaparral canceled its Overseas Private Investment Corporation ("OPIC") political risk insurance as part of the restructuring of Chaparral creating a savings of $650,000. In addition, expenses for professional services decreased by $1.52 million from 2001 to 2002.

     Depreciation and depletion expense increased $12.05 million from $753,000 in 2001 to $12.80 million in 2002, due to the consolidation of KKM's financial results during 2002. Comparably, depreciation and depletion expense reported by Chaparral and KKM during the year ended December 31, 2001 were $753,000 and $9.48 million, respectively. Effectively, depreciation and depletion expense increased by $2.57 million due to additional depletion of our investment in oil and gas assets resulting from increased production from the Karakuduk Field and an increase in the effective depletion rate from $3.97 per barrel during 2001 to $4.59 per barrel during 2002. The increase in the effective depletion rate was due to higher estimated development costs to produce proved reserve estimates.

     Income taxes increased by $2.69 million from $0 in 2001 to $2.69 million in 2002, due to the consolidation of KKM financial results during 2002. All income taxes payable relate to our operations in Kazakhstan. Chaparral has no U.S. income taxes due to Chaparral's estimated domestic tax loss carryforwards of $26.37 million as of December 31, 2002. These carryforwards will expire at various times between 2003 and 2020. See Note 14 to our consolidated financial statements for the year ended December 31, 2002.

Results of Operations Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
-------------------------------------------------------------------------

     We accounted for our investment in KKM using the equity method for the years 2001 and 2000.

     Our operations for the year ended December 31, 2001 resulted in a net loss of $16.22 million compared to a net loss of $26.80 million as of December 31, 2000. The $10.58 million decrease in our loss from operations primarily relates to decreases in interest charges from non-recurring transactions incurred during 2000 in our attempt to finance the development of the Karakuduk Field, net of associated increases in general and administrative costs and the impact of the adoption of FSAS 133, Accounting for Derivative Instruments and Hedging Activities, during 2001. Equity income from our investment in KKM increased by $1.79 million due to KKM's increase in the production and sale of crude oil during the period.

     Interest expense decreased from $27.03 million in 2000 to $14.45 million in 2001. Interest expense for the current period reflects $10.01 million recognized from our loan with Shell Capital, including $6.91 million in interest on outstanding principal and $3.10 million in discount amortization, of which $2.42 million was expensed in the fourth quarter of 2001 upon the receipt of notices of default and acceleration from Shell Capital. Additionally, we recognized $4.37 million in interest expense due to the transfer of a 40% interest in the distributable profits of CAP-G to Shell Capital for failure to repay the bridge loan to Shell Capital on or before September 30, 2001. Comparatively, during 2000, we incurred $5.29 million in interest expense on the loan and $909,000 in amortization of associated debt issuance costs. Approximately $3.48 million was reclassified to the principal balance of the loan as of December 31, 2000. See
Note 7 to our consolidated financial statements for the year ended December 31, 2001.

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

     General and administrative costs increased from $3.69 million as of December 31, 2000, to $4.33 million as of December 31, 2001. The $637,000 change was principally due to an approximate $682,000 increase in insurance expense including additional OPIC political risk insurance premiums of $271,000, and additional amortization of transportation risk insurance of $411,000, which was fully amortized during the fourth quarter of 2001 due to the current status of the Shell Capital loan. See Notes 6 and 7 to our consolidated financial statements for the year ended December 31, 2001.

     Depreciation and depletion expense increased $332,000 from $421,000 in 2000 to $753,000 in 2001 due to additional depletion of acquisition costs of our investment in KKM. Our depletion expense was $730,000 in 2001 compared to $403,000 in 2000, resulting from increased production from the Karakuduk Field.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency
----------------

     Chaparral's functional currency is the U.S. Dollar. All transactions arising in currencies other than U.S. Dollars, including assets, liabilities, revenue, expenses, gains, or losses are measured and recorded into U.S. Dollars using the exchange rate in effect on the date of the transaction.

     Cash and other monetary assets held and liabilities denominated in currencies other than U.S. Dollars are translated at exchange rates prevailing as of the balance sheet date (155.60 and 150.20 Kazakh Tenge per U.S. Dollar as of December 31, 2002 and 2001, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. Dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. Dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

     The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of cash and cash equivalents in U.S. Dollars in bank accounts within Kazakhstan, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and/ or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country.

     The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate Chaparral could realize or settle these assets and liabilities in U.S. Dollars.

     We had $4.82 million of net monetary liabilities denominated in Tenge as of December 31, 2002.

Commodity Prices for Oil
------------------------

     Under the terms of our Agreement with the government of the Republic of Kazakhstan, KKM has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. During January and February 2003, KKM refused to deliver its oil production to the local market. Consequently, the amount of KKM's export quota has been limited to approximately 64% of its production. Local market oil prices are significantly lower than prices obtainable on the export market. In 2002, the government required KKM to sell approximately 363,000 barrels of crude oil, or 15% of its total oil sales, to the local market, compared to 375,000 barrels, or 17%, during 2001. Local market prices obtained by KKM are approximately $6 to $10 per barrel below export market prices, net of transportation costs. We are continuing to have informal discussions with the government of Kazakhstan in an attempt to effect the 100% export of all hydrocarbons produced from the Karakuduk Field. If we are unsuccessful, however, we may be required to initiate an arbitration proceeding in Switzerland for the breach of our Agreement by the government of Kazakhstan. We can provide no assurances that any such arbitration proceeding would be successful. The future loss of revenue resulting from local sales may be significant enough to prevent us from generating a profit from the Karakuduk Field or generate enough cash flow to meet our investment and working capital needs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 24, 2003, the following table sets forth the names and ages of our directors and executive officers of Chaparral, the principal offices and positions with Chaparral held by each person and the date such person became a director or executive officer. The executive officers are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of stockholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by our bylaws.


Name of Director or Officer and
    Position in Chaparral           Since      Age     Principal Occupation During the Last 5 Years
    ---------------------           -----      ---     --------------------------------------------

Ian Connor                           2002       36     Mr. Connor has served as the Chairman of the Board
Chairman of the Board                                  of Chaparral since November 2002. Since April
                                                       2001, Mr. Connor has served as a Managing Director
                                                       of Open Joint Stock Company Kazkommertsbank, a
                                                       commercial bank incorporated in Kazakhstan. Prior
                                                       to joining Kazkommertsbank, Mr. Connor held
                                                       several senior executive positions, including
                                                       Chief Executive Officer at Global Menkul Degerler
                                                       A.S., an Istanbul-based brokerage and investment
                                                       house, from May 1997 to March 2001.

Nikolai D. Klinchev                  2002       45     Mr. Klinchev has been the Chief Executive Officer
Director and                                           of Chaparral since November 2002. From June 2002
Chief Executive Officer                                to November 2002, he served as Vice President -
                                                       Business Development of Chaparral. Mr. Klinchev
                                                       has served as the General Director and as a board
                                                       member of KKM since 1996. Mr. Klinchev graduated
                                                       from the Institute of Energy in Almaty,
                                                       Kazakhstan, as a power engineer and studied
                                                       production management in St. Petersburg (formerly
                                                       Leningrad), Russia.

Askar Alshinbayev                    2002       37     Mr. Alshinbayev has served as Managing Director
Director                                               and Chief Executive Officer of Central Asian
                                                       Industrial Holdings, N.V. since May 2002. Since
                                                       1998, Mr. Alshinbayev has served as a Managing
                                                       Director of Open Joint Stock Company
                                                       Kazkommertsbank, a commercial bank incorporated in
                                                       Kazakhstan. From 1994 to 1998, he served as Deputy
                                                       Chairman of the Management Board of
                                                       Kazkommertsbank. Mr. Alshinbayev also serves on
                                                       the Board of Directors of Hurricane Hydrocarbons
                                                       Ltd. and Nelson Resources, Ltd.



Name of Director or Officer and
    Position in Chaparral           Since      Age     Principal Occupation During the Last 5 Years
    ---------------------           -----      ---     --------------------------------------------

Peter G. Dilling *                   2002       53     From 1995 to 1997, Mr. Dilling held various
Director                                               positions with Chaparral, including Vice Chairman
                                                       of the Board. Since 2000, Mr. Dilling has served
                                                       as President and Chief Executive Officer and as a
                                                       director of Trinidad Exploration and Development,
                                                       Ltd., an oil and gas exploration company. He has
                                                       served as President and Chief Executive Officer,
                                                       and as a Director of Anglo-African Energy, Inc.,
                                                       an exploration and production company, since 1999.
                                                       Prior to joining Anglo-African, Mr. Dilling was
                                                       President and a director of M-D International
                                                       Petroleum, Inc., an exploration and production
                                                       company, from 1994 to 1997.

John Duthie *                        2002       59     Since December 2002, Mr. Duthie has owned and
Director                                               operated Bowler Hat Ltd., a H.K. based company
                                                       active in Turkey and the Black Sea region. He also
                                                       serves as an advisor to PDF, a corporate finance
                                                       house, and provides financial and investment
                                                       advice to various Turkish and international
                                                       corporations and institutions. Prior to Bowler
                                                       Hat, he served as General Manager for Westdeutsche
                                                       Landesbank Turkey, a commercial bank headquartered
                                                       in Germany, since 1994. He previously held various
                                                       positions with Merrill Lynch & Co., a stock
                                                       brokerage house and investment bank, and Deutsche
                                                       Bank, a commercial bank and financial institution.

Alan D. Berlin *                     2002       62     Since 1995, Mr. Berlin has been a partner of the
Director and Corporate Secretary                       law firm Aitken Irvin Berlin & Vrooman, LLP. He
                                                       was engaged in the private practice of law for
                                                       over five years prior to joining Aitken Irvin. Mr.
                                                       Berlin served as a Director of Chaparral in 1997
                                                       and was the Secretary of Chaparral from January
                                                       1996 to August 1997. Since June 1998, he has
                                                       served Chaparral in the same position. From 1985
                                                       to 1987, Mr. Berlin was the President of the
                                                       International Division of Belco Petroleum Corp.
                                                       and held various other positions with Belco
                                                       Petroleum Corp. and Belco Oil and Gas Corp. from
                                                       1977 to 2001. Mr. Berlin has been appointed an
                                                       Honorary Associate of the Centre for Petroleum and
                                                       Mineral Law and Policy at the University of
                                                       Dundee, Scotland, and is a member of the
                                                       Association of International Petroleum
                                                       Negotiators.

Richard J. Moore                     2002       44     Mr. Moore has held the position of VP-Finance and
VP-Finance and                                         Chief Financial Officer since November 2002. Mr.
Chief Financial Officer                                Moore has served as Finance Director for KKM since
                                                       September 1998. He continues to serve on the Board
                                                       of Directors of KKM and has held the directorship
                                                       since October 1998. He has over 25 years
                                                       experience in the international petroleum
                                                       industry, including 10 years of experience in the
                                                       F.S.U.

Miguel C. Soto                       2002       31     Mr. Soto has served as Treasurer and Financial
Treasurer and Controller                               Controller of Chaparral since November 2002. Since
                                                       June 2002, Mr. Soto has been the Financial
                                                       Controller of KKM. From June 2002 to November
                                                       2002, he served as the Financial Controller of
                                                       Chaparral. Prior to joining Chaparral, Mr. Soto
                                                       worked as a Tax Accountant for Arthur Andersen and
                                                       spent several years as a Staff Accountant for a
                                                       technology company.

*    Audit Committee member.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and any amendments furnished to Chaparral during our fiscal year ended December 31, 2002, and Form 5 and any amendments furnished to Chaparral with respect to the same fiscal year, we believe that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except that Whittier Ventures did not file one report representing three transactions.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table shows the compensation paid by Chaparral for services rendered by Mr. McMillian, who was the Chief Executive Officer and Co-Chairman of the Board, Mr. Jeffs who was the Chairman of the Board and Chief Executive
Officer of Chaparral, Mr. Young, who was the Vice President - Finance,
Treasurer, and Chief Financial Officer of Chaparral, Mr. Klinchev, who is currently the Chief Executive Officer of Chaparral, Mr. Moore, who is currently the Vice President - Finance and Chief Financial Officer of Chaparral, and Mr.
Soto, who is currently the Treasurer and Controller of Chaparral. There were no other executive officers of Chaparral whose annual salary and bonus exceeded
$100,000 during the fiscal year 2002.

Summary Compensation Table.

                                        Annual Compensation                        Long-Term Compensation
                              -------------------------------------   -----------------------------------------------
                                                                                    Awards                  Payouts
                                                                      ---------------------------------   -----------
                                                          Other        Restricted         Securities
       Name and                                           Annual      Stock Awards        Underlying          LTIP      All Other
  Principal Position    Year    Salary       Bonus     Compensation        ($)         Options/SARs (#)   Payouts ($)  Compensation
  ------------------    ----    ------       -----     ------------        ---         ----------------   -----------  ------------

Nikolai D. Klinchev     2002  $164,500(1)     --           --              --                --               --           --
  Chief Executive
  Officer (11/02 to
  Present)
Richard J. Moore        2002  $164,500(2)  $90,000(2)      --              --                --               --           --
  VP-Finance and
  Chief Financial
  Officer (11/02 to
  Present)
Miguel C. Soto          2002  $116,933(3)  $35,000(3)      --              --                --               --           --
  Treasurer and
  Controller (11/02
  to present)
John G. McMillian       2002    $58,500       --           --              --                --               --           --
   Chief Executive      2001  $162,000(4)     --           --              --                --               --           --
   Officer (1/99 to     2000   $137,500       --           --              --                --               --           --
   5/02)
James A. Jeffs          2002   $130,250       --           --              --                --               --           --
   Co-Chairman and      2001  $162,000(5)     --           --              --                --               --           --
   Chief Executive
   Officer
   (1/99 to 10/02)
Michael B. Young        2002   $162,000     $21,000        --              --                --               --        $81,000(6)
   VP-Finance and       2001   $162,000       --           --              --                --               --           --
   Chief Financial      2000   $150,000       --           --              --                --               --           --
   Officer (6/02 to
   11/02)

1.   Represents compensation paid to Mr. Klinchev from June 2002 to December 31,
     2002.
2.   Represents compensation paid to Mr. Moore from June 2002 to December 31,
     2002. In addition, Mr. Moore received a $90,000 cash bonus during 2002.
3. Represents compensation paid to Mr. Soto for the year ended December 31, 2002. In addition, Mr. Soto received a $35,000 cash bonus during 2002.
4.   Mr. McMillian received cash compensation of $114,750 in December 31, 2001.
     The remaining $47,250 was paid during 2002.
5. Mr. Jeffs' did not receive any cash compensation during the year 2001. The outstanding balance of $162,000 was paid during 2002.
6. Under the terms of his employment agreement, Mr. Young received $81,000 in connection with the termination of his employment with Chaparral.


Options/SAR Grants.

     For the fiscal year ended December 31, 2002, we did not grant any options.

Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table.


                    Number of Securities Underlying   Value of Unexercised In-the-Money
                      Unexercised Options/SARs at              Options/SARs at
                           December 31, 2002                  December 31, 2002
                    -------------------------------   ---------------------------------

      Name          Exercisable      Unexercisable    Exercisable         Unexercisable
----------------    -------------------------------   ---------------------------------

Michael B. Young       1,167              --              --                    --


     Additionally, no options were exercised in fiscal year 2002.

Director Interlocks.

     During our last fiscal year, Messrs. Jeffs, who was the Co-Chairman of the Board, and David A. Dahl, a former director, served on the Compensation Committee of the Board and acted as officers or directors to Whittier Ventures or one of its affiliates. Mr. Jeffs is a Vice President of Whittier Ventures and a Director of Whittier Energy Company. Mr. Dahl is President of both Whittier Ventures and Whittier Energy Company. Whittier Ventures currently owns approximately 10.89% of the outstanding common stock. Messrs. Dahl and Jeffs resigned effective May 10, 2002 and October 28, 2002, respectively.

     Mr. Alshinbayev is a Managing Director of Kazkommertsbank and the Chief Executive Officer of CAIH. Mr. Connor, Chaparral's current Chairman, is also a Managing Director of Kazkommertsbank. Mr. Klinchev, Chaparral's current Chief Executive Officer, has acted as a Director of KKM since 1996.

Compensation of Directors.

     During the fiscal year ended December 31, 2002, Chaparral implemented a standard compensation arrangement for its directors, including providing (i) $700 in compensation to each director for each board or committee meeting attended via teleconference, (ii) $1,000 in compensation to each director for each board or committee meeting attended in person, (iii) $2,000 in compensation per day while traveling on Chaparral related business, including board meetings, and (iv) $2,500 in quarterly compensation for serving on Chaparral's Board.

Stock Performance Graph.

Comparison of Five Year Cumulative Total Return
-----------------------------------------------

     The following line graph compares the total returns (assuming reinvestment of dividends) of common stock, the Nasdaq Market Index and the SIC Code Index for the five year period ending December 31, 2002.


                            1997      1998     1999     2000     2001     2002
CHAPARRAL RESOURCES, INC.   100.00    13.75    5.25     2.42     1.01     0.67
SIC CODE INDEX              100.00    80.10    97.85    124.30   114.05   121.59
NASDAQ MARKET INDEX         100.00    141.04   248.76   156.35   124.64   86.94

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

Compensation Philosophy
-----------------------

     As members of the Compensation Committee, it is our duty to administer the executive compensation program for Chaparral. The Compensation Committee is responsible for establishing appropriate compensation goals for the executive officers of Chaparral, evaluating the performance of such executive officers in meeting such goals and making recommendations to the Board with regard to executive compensation. Chaparral's compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operation, financial and strategic objectives, and increases in shareholder value. The Compensation Committee regularly reviews the compensation packages of Chaparral's executive officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, Chaparral's financial performance, the market composition for executives of similar background and experience, and the performance of the executive officer under consideration. The particular elements of Chaparral's compensation programs for executive officers are described below.

Compensation Structure
----------------------

     The base compensation for the executive officers of Chaparral named in the Summary Compensation Table is intended to be competitive with that paid in comparable situated industries, taking into account the scope of responsibilities. The goals of the Compensation Committee in establishing Chaparral's executive compensation program are:

     o to compensate the executive officers of Chaparral fairly for their contributions to Chaparral's short, medium and long-term performance; and

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

     In June 2001, Chaparral's stockholders approved the 2001 Stock Incentive Plan, which sets aside 2.14 million shares of Chaparral's common stock for issuance to Chaparral's officers, directors, employees, and consultants. Chaparral has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2002.

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

                             Compensation Committee
                             of the Board of Directors,

                             Ian Connor, Chairman
                             Askar Alshinbayev
                             Nikolai D. Klinchev


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 24, 2003, with respect to our directors, named executive officers and each person who is known by us to own beneficially more than 5% of our common stock, and with respect to shares owned beneficially by all of our directors and executive officers as a group. The address for all of our directors and executive officers of Chaparral is 16945 Northchase Drive, Suite 1620, Houston, Texas 77060.

                                                                               Amount and Nature of     Percent of
                                                                               Beneficial Ownership       Common
       Name of Beneficial Owner                       Position                          (1)              Stock (1)
---------------------------------------  --------------------------------     ---------------------     ----------
Central Asian Industrial Holdings,  N.V.                --                         26,002,624(2)          62.98%
81 Scharlooweg,
Curacao, Netherlands Antilles

Allen & Company Incorporated                            --                          5,697,707(3)          14.91%
711 Fifth Avenue
New York, New York 10022

Whittier Ventures, LLC                                  --                          4,159,866(4)          10.89%
1600 Huntington Drive
South Pasadena, California 91030

Ian Connor                               Chairman of the Board                           --                 *

Nikolai D. Klinchev                      Director and Chief Executive               1,000,084(5)           2.62%
                                         Officer

Askar Alshinbayev                        Director                                  26,002,624(6)          62.98%

Peter G. Dilling                         Director                                        --                 *

John Duthie                              Director                                        --                 *

Alan D. Berlin                           Director and Corporate Secretary                 167(7)            *

James A. Jeffs                           Former Chairman and CEO                       10,329(8)            *

John G. McMillian                        Former Co-Chairman and CEO                   385,469(9)           1.01%

David A. Dahl                            Former Director                                  167(10)           *

Ted Collins, Jr.                         Former Director                                 --  (10)           *

Richard L. Grant                         Former Director                                 --  (10)           *

Judge Burton B. Roberts                  Former Director                                 --  (11)           *

Richard J. Moore                         Vice President - Finance and                    --                 *
                                         Chief Financial Officer

Miguel C. Soto                           Treasurer and Controller                         333               *

Michael B. Young                         Former VP - Finance, Treasurer,                1,835(12)           *
                                         and Chief Financial Officer

All current directors, nominees, and                    --                         27,004,710             65.41%
executive officers as a group (eight
persons)

---------
* Represents less than 1% of the shares of Common Stock outstanding.

                                       26

(1) Beneficial ownership of Common Stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of Chaparral.
(2) In accordance with Rule 13d-3(d)(1)(i)(A), includes 3,076,923 shares underlying warrants to purchase shares of Common Stock. Does not include shares owned directly by officers and stockholders of CAIH with respect to which CAIH disclaim beneficial ownership. Officers and stockholders of CAIH may be deemed to beneficially own shares of the Common Stock reported to be beneficially owned directly by CAIH.
(3) Does not include shares owned directly by officers and stockholders of Allen Holding and Allen & Company with respect to which Allen Holding and Allen & Company disclaim beneficial ownership. Officers and stockholders of Allen Holding and Allen & Company may be deemed to beneficially own shares of the Common Stock reported to be beneficially owned directly by Allen Holding and Allen & Company.
(4) In accordance with Rule 13d-3(d)(1)(i)(A), includes 334 shares underlying warrants currently exercisable.
(5) In accordance with Rule 13d-3(d)(1)(i)(A), includes 1,000,000 shares beneficially owned by NK Cayman Limited.
(6) In accordance with Rule 13d-3(d)(1)(i)(A), includes 3,076,923 shares underlying warrants to purchase shares of Common Stock. Mr. Alshinbayev has a pecuniary interest in the shares beneficially owned by CAIH and has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares.
(7)  Includes 167 shares owned by Mr. Berlin.
(8) Mr. Jeffs resigned as the Chairman and Chief Executive Officer of Chaparral effective October 28, 2002.
(9) Mr. McMillian resigned as the Co-Chairman and Chief Executive Officer of Chaparral effective May 10, 2002.
(10) Resigned as a director of Chaparral effective May 10, 2002.
(11) Judge Roberts resigned as a director of Chaparral effective January 18, 2002.
(12) Includes 668 shares owned by Mr. Young and 1,167 shares underlying currently exercisable options. Mr. Young's employment with Chaparral was terminated effective December 15, 2002.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During May 2002, Chaparral received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or 60%, of Chaparral's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum. Along with the CAIH Note, CAIH received a warrant to purchase 3,076,923 shares of Chaparral's common stock at $1.30 per share. Additionally, Kazkommertsbank provided KKM with a credit facility totaling $33 million bearing interest of 14% per annum, Chaparral paid CAIH $1.79 million as a restructuring fee.

     In June 2002, Chaparral prepaid $2 million of the $4 million outstanding principal balance of the CAIH Note. As a result, we recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount on the CAIH Note.

     The KKM Credit Facility consists of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. We recognized $3.08 million of interest expense on the KKM Credit Facility for the twelve months ended December 31, 2002.

     The non-revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14% and is repayable over a five-year period with final maturity in May 2007. Accrued interest is payable quarterly, beginning in December 2002, and KKM must begin making quarterly principal payments in May 2003.

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

     Chaparral is subject to certain pledges, covenants, and other restrictions under the KKM Credit Facility, including, but not limited to, the following:

     (i) CAP-G pledged its 50% interest in KKM to Kazkommertsbank as collateral for the KKM Credit Facility;
     (ii) Chaparral provided a written guarantee to Kazkommertsbank that it will repay the KKM Credit Facility in the event KKM fails do so;
     (iii) KKM may not incur additional indebtedness or pledge its assets to another party without the written consent of Kazkommertsbank; and
     (iv) KKM may not pay dividends without the written consent of Kazkommertsbank.

     The KKM Credit Facility stipulates certain events of default, including, but not limited to, KKM's inability to meet the terms of the KKM Credit Facility, KKM's failure to meet it obligations to third parties in excess of $100,000, and Chaparral's involvement in legal proceedings in excess of $100,000 where an adverse judgment against us occurs or is expected to occur. If an event of default does occur and is not waived by the lender, Kazkommertsbank has a right to call the KKM Credit Facility immediately due and payable and/or exercise its security interest on our shares in KKM pledged as collateral. Furthermore, in the event of a material adverse change in the financial or credit markets, Kazkommertsbank has a right to unilaterally alter any terms and conditions of the KKM Credit Facility, including the rate of interest, by written request. KKM may either agree to the amended terms or repay the outstanding KKM Credit Facility within 10 days of notification.

ITEM 14.     CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the design and operation of Chaparral's disclosure controls and procedures as of March 24, 2003 was carried out by the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Chaparral's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by Chaparral in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. Subsequent to the date of the most recent evaluation of Chaparral's internal controls, there were no significant changes in Chaparral's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements
     ---------------------------

                                Table of Contents
                                                                            Page
                                                                            ----
     Chaparral Resources, Inc.
     -------------------------
     Report of Independent Auditors......................................... F-1
     Consolidated Balance Sheets--As of December 31, 2002
        and December 31, 2001 .............................................. F-2
     Consolidated Statements of Operations--Years ended
        December 31, 2002, 2001, and 2000................................... F-4
     Consolidated Statements of Cash Flows--Years ended
        December 31, 2002, 2001, and 2000................................... F-6
     Consolidated Statement of Changes in Stockholders'
        Equity--Years ended December 31, 2002, 2001, and 2000............... F-8
     Notes to Consolidated Financial Statements............................. F-9
     Supplemental Information - Disclosures About Oil and Gas
        Producing Activities - Unaudited....................................F-29
     Supplemental Information - Selected Quarterly Financial
        Data - Unaudited....................................................F-34

     Audited Financial Statements of Closed Type JSC Karakudukmunay
        For the Fiscal Years Ended 2001 and 2001............................F-37

     (a)(2) Financial Statement Schedules
     ------------------------------------

          All schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (b) Current Reports on Form 8-K
     -------------------------------

          No reports on Form 8-K were filed by Chaparral Resources, Inc. for the quarter ended December 31, 2002.

     (c) Exhibits.
     -------------

     Exhibit No.    Description and Method of Filing
     -----------    --------------------------------

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

     Exhibit No.    Description and Method of Filing
     -----------    --------------------------------

         3.2 Bylaws, dated April 21, 1999, incorporated by reference to Annex IV to our Notice and Definitive Schedule 14A dated April 21, 1999.

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

        *10.1 Agreement dated August 30, 1995 for Exploration Development and Production of Oil in Karakuduk Oil Field in Mangistan Oblast of the Republic of Kazakhstan between Ministry of Oil and Gas Industries of the Republic of Kazakhstan for and on Behalf of the Government of the Republic of Kazakhstan and Joint Stock Company of Closed Type Karakuduk Munay Joint Venture.

        *10.2 License for the Right to Use the Subsurface in the Republic of Kazakhstan.

        *10.3 Amendment dated September 11, 1997, to License for Right to Use the Subsurface in the Republic of Kazakhstan.

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

        *10.6 Warrant Certificate entitling Allen & Company to purchase up to 1,022,000 shares of Common Stock of Chaparral Resources, Inc.

        *10.7       Form of Warrant issued to Black Diamond Partners LP, Clint
                    D. Carlson, John A. Schneider, Victory Ventures LLC, Whittier Energy Company and Whittier Ventures LLC in connection with loans made by them to Chaparral Resources, Inc. in November and December 1996 and to Black Diamond Partners LP, Clint D. Carlson, Whittier Energy Company and Whittier Ventures LLC in July 1997 in connection with the same loans.

        *10.8 Warrant Certificate entitling Allen & Company Incorporated to purchase up to 900,000 shares of Common Stock of Chaparral Resources, Inc.

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

     Exhibit No.    Description and Method of Filing
     -----------    --------------------------------

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

     Exhibit No.    Description and Method of Filing
     -----------    --------------------------------

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

     Exhibit No.    Description and Method of Filing
     -----------    --------------------------------

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

     Exhibit No.    Description and Method of Filing
     -----------    --------------------------------

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

        10.43 2001 Stock Incentive Plan approved by the stockholders of Chaparral Resources, Inc. on June 21, 2001, incorporated by reference to Exhibit 10.43 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 15, 2000.

        10.44 Master Agreement, dated May 9, 2002, between Chaparral Resources, Inc. and Central Asian Industrial Holdings, N.V., incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

        10.45 Mutual Release Agreement, dated May 7, 2002, among Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Central Asian Petroleum, Inc. and Closed Type JSC Karakudukmunay, and Shell Capital Inc., Shell Capital Services Limited and Shell Capital Limited, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

        10.46 Promissory Note, dated May 10, 2002, jointly and severally between Chaparral Resources, Inc. and Central Asian Petroleum (Guernsey) Limited and Central Asian Industrial Holdings, N.V., incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

        10.47 Stock Purchase Warrant, dated May 10, 2002, between Chaparral Resources, Inc. and Central Asian Industrial Holdings, N.V., incorporated by reference to Exhibit 10.4 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

        10.48 Registration Agreement, dated May 10, 2002, between Chaparral Resources, Inc. and Central Asian Industrial Holdings, N.V., incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

        10.49 Agreement, dated May 8, 2002, between Chaparral Resources, Inc. and Exeter Finance Group, Inc., incorporated by reference to Exhibit 10.6 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

        10.50 Stock Purchase Agreement, dated May 9, 2002, between Chaparral Resources, Inc. and Dardana Limited, incorporated by reference to Exhibit 10.7 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

        10.51 Loan Agreement #250, dated May 6, 2002, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

        10.52 Additional Agreement, dated May 6, 2002, to Loan Agreement #250, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

     Exhibit No.    Description and Method of Filing
     -----------    --------------------------------

        10.53 Additional Agreement, dated June 6, 2002, to Loan Agreement #250, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

        10.54 Accessorial Agreement #5382A, dated May 6, 2002, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to
                    Exhibit 10.4 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

        10.55 Additional Agreement, dated May 7, 2002, to Accessorial Agreement #5382A, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

        10.56 Accessorial Agreement #5896A, dated July 31, 2002, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to
                    Exhibit 10.6 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

        10.57 Open Joint Stock Company Kazkommertsbank letter dated August 16, 2002, to Closed Joint Stock Company Karakudukmunai, incorporated by reference to Exhibit 10.7 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002, incorporated by reference to Exhibit 10.7 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

        **10.58 Amendment to License dated December 11, 2002, to provide for the stabilization of taxes and clarification on tax laws applicable to KKM.

          21        Subsidiaries of the Registrant, incorporated by reference to
                    Exhibit 21 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on April 6, 1998.

        **23        Consent of Ryder Scott Company dated March 28, 2003.

        **99        Letter from Ryder Scott Company to Chaparral Resources, Inc.
                    regarding reserve estimates of the Karakuduk Field as of December 31, 2002, dated March 28, 2003.

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

          CHAPARRAL RESOURCES, INC.,
          a Delaware corporation

          By       /s/ Nikolai D. Klinchev
             ---------------------------------------------------
                   Nikolai D. Klinchev
                   Chief Executive Officer
                   (Principal Executive Officer)

          By       /s/ Richard J. Moore
             ---------------------------------------------------
                   Richard J. Moore
                   Chief Financial Officer
                   (Principal Financial and Accounting Officer)


Dated:   March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                Name and Title                       Signature
----                --------------                       ---------


March 31, 2003      Askar Alshinbayev, Director          /s/ Askar Alshinbayev
                                                         -----------------------

March 31, 2003      Alan D. Berlin, Director and         /s/ Alan D. Berlin
                      Corporate Secretary                -----------------------


March 31, 2003      Ian Connor, Chairman of the Board    /s/ Ian Connor
                                                         -----------------------

March 31, 2003      Peter G. Dilling, Director           /s/ Peter G. Dilling
                                                         -----------------------

March 31, 2003      John Duthie, Director                /s/ John Duthie
                                                         -----------------------

March 31, 2003      Nikolai D. Klinchev, Chief           /s/ Nikolai D. Klinchev
                      Executive Officer                  -----------------------

                                  CERTIFICATION

I, Nikolai D. Klinchev, Chief Executive Officer of Chaparral Resources, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Chaparral Resources Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                                 /s/ Nikolai D. Klinchev
                                                 -------------------------------
                                                 Nikolai D. Klinchev
                                                 Chief Executive Officer

                                  CERTIFICATION

I, Richard J. Moore, Vice President, Finance and Chief Financial Officer of Chaparral Resources, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Chaparral Resources
     Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 31, 2003

                                            /s/ Richard J. Moore
                                            ------------------------------------
                                            Richard J. Moore
                                            Vice President - Finance and Chief
                                            Financial Officer

     CERTIFICATION ACCOMPANYING ANNUAL REPORT PURSUANT TO SECTION 906 OF THE
                SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SEC.1350)


The undersigned, Nikolai D. Klinchev, Chief Executive Officer of Chaparral Resources Inc., hereby certifies that the Annual Report on Form 10-K for the year ended December 31, 2002 (the Report) (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2003

                                             /s/ Nikolai D. Klinchev
                                             -----------------------------------
                                             Nikolai D. Klinchev
                                             Chief Executive Officer


     CERTIFICATION ACCOMPANYING ANNUAL REPORT PURSUANT TO SECTION 906 OF THE
                SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SEC.1350)


The undersigned, Richard J. Moore, Chief Financial Officer of Chaparral Resources Inc., hereby certifies that the Annual Report on Form 10-K for the year ended December 31, 2002 (the Report) (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2003

                                             /s/ Richard J. Moore
                                             -----------------------------------
                                             Richard J. Moore
                                             Vice President - Finance and Chief
                                             Financial Officer

                            Consolidated Financial Statements

                            Chaparral Resources, Inc.


                            For the Three Years ended December 31, 2002 with Report of Independent Auditors

                            Chaparral Resources, Inc.

                        Consolidated Financial Statements



                                    Contents

Chaparral Resources, Inc.

Report of Independent Auditors ..............................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets .................................................F-2
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Cash Flows........................................F-6
Consolidated Statements of Changes in Stockholders' Equity...................F-8
Notes to Consolidated Financial Statements...................................F-9

Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited.........................................F-29
Supplemental Information - Selected Quarterly
   Financial Data - Unaudited...............................................F-34
Audited Financial Statements of Closed Type JSC Karakudukmunay
   For the Fiscal Years Ended 2001 and 2000.................................F-37

                         Report of Independent Auditors




The Board of Directors and Stockholders
Chaparral Resources, Inc.

We have audited the accompanying consolidated balance sheets of Chaparral Resources, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Resources, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, has a working capital deficiency as of December 31, 2002, and there are uncertainties relating to the Company's ability to meet projected cash flow requirements through 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and other factors in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.



                                               /s/ Ernst & Young Kazakhstan
                                               ----------------------------
                                               Ernst & Young Kazakhstan


March 17, 2003
Almaty, Kazakhstan


                                CHAPARRAL RESOURCES, INC.
                               CONSOLIDATED BALANCE SHEETS
                                     (In Thousands)


                                                                         December 31,
                                                                      2002         2001
                                                                   ---------    ---------
Assets
------
Current assets:
     Cash and cash equivalents                                     $   4,295    $     174
     Accounts receivable:
       Oil sales receivable                                            1,993         --
       VAT receivable (Note 3)                                         1,999         --
     Prepaid expenses (Note 4)                                         2,456          245
     Crude oil inventory                                                 548         --
                                                                   ---------    ---------
Total current assets                                                  11,291          419

Materials and supplies                                                 2,457         --
Hedge agreement (Note 7)                                                --            762
Other                                                                      5            5
Property, plant and equipment:
   Oil and gas properties, full cost:  (Note 5)
     Properties subject to depletion                                  84,833         --
     Properties not subject to depletion                               8,814         --
     Investment in KKM and other oil and gas
       Property costs - full cost method
       Republic of Kazakhstan                                           --         68,948
                                                                   ---------    ---------
                                                                      93,647       68,948
   Other property, plant and equipment (Note 6)                        8,210          109
                                                                   ---------    ---------
                                                                     101,857       69,057
Less - accumulated depreciation, depletion, and amortization         (28,302)      (1,206)
                                                                   ---------    ---------
Property, plant and equipment, net                                    73,555       67,851

Total assets                                                       $  87,308    $  69,037
                                                                   =========    =========

See accompanying notes.


                                CHAPARRAL RESOURCES, INC.
                               CONSOLIDATED BALANCE SHEETS
                                     (In Thousands)

                                                                         December 31,
                                                                      2002         2001
                                                                   ---------    ---------
Liabilities and stockholders' equity
------------------------------------
Current liabilities:
   Accounts payable                                                $   2,809    $     536
   Accrued liabilities:
     Accrued compensation                                                227          449
     Other accrued liabilities (Note 8)                                2,432          144
     Accrued interest payable (Note 11)                                  250        1,745
     Current income tax liability (Note 14)                            1,939         --
   Shell Capital loan  (Note 10)                                        --         34,902
   Current portion of loans payable to affiliates (Note 11)            6,000         --
   Redeemable preferred stock, current portion (Note 13)                --          2,000
                                                                   ---------    ---------
Total current liabilities                                             13,657       39,776

Accrued production bonus (Note 9)                                        477         --
Loans payable to affiliates (Note 11)                                 27,998         --
Deferred tax liability (Note 14)                                         746         --
Minority interest                                                        321         --

Commitments and contingencies (Note 16)                                 --           --

Redeemable preferred stock - cumulative, convertible,
     Series A 75,000 designated, issued and outstanding -
     none and 50,000 shares as of December 31, 2002 and
     December 31, 2001, respectively (Note 13)                          --          3,900
Stockholders' equity:
   Common stock (Note 12) - authorized, 100,000,000
     shares of $0.0001 par value; issued and outstanding,
     38,209,502 and 14,283,801 shares as of
     December 31, 2002 and December 31, 2001, respectively                 4            1
   Capital in excess of par value                                    107,226       94,061
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
     undesignated. Issued and outstanding - none                        --           --
   Accumulated deficit                                               (63,121)     (68,701)
                                                                   ---------    ---------
Total stockholders' equity                                            44,109       25,361
                                                                   ---------    ---------
Total liabilities and stockholders' equity                         $  87,308    $  69,037
                                                                   =========    =========

See accompanying notes.


                                   CHAPARRAL RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands, Except Share Data)



                                                             Year Ended December 31,
                                                      2002            2001            2000
                                                  ------------    ------------    ------------

Revenue                                           $     45,133    $       --      $       --
Costs and expenses:
   Transportation costs                                  9,427            --              --
   Operating expenses                                    7,678            --              --
   Impairment of materials inventory                       203            --              --
   Depreciation, depletion, and amortization            12,804             753             421
   Management service fee                                  938            --              --
   Hedge losses (Note 7)                                   762             237             482
   General and administrative                            5,873           4,330           3,693
                                                  ------------    ------------    ------------
                                                        37,685           5,320           4,596
                                                  ------------    ------------    ------------
Income/(loss) from operations                            7,448          (5,320)         (4,596)
Other income (expense):
   Interest income                                           8           1,454           1,932
   Interest expense                                     (5,605)        (14,446)        (27,031)
   Equity income from investment (Note 5 & 20)            --             4,616           2,827
   Currency exchange gain/(loss)                          (131)           --              --
   Minority interest                                      (241)           --              --
   Other                                                   (15)           --                65
                                                  ------------    ------------    ------------
                                                        (5,984)         (8,376)        (22,207)
                                                  ------------    ------------    ------------
Income/(loss) before income taxes,
   extraordinary gain, and cumulative effect of
   change in accounting principle                        1,464         (13,696)        (26,803)
Income tax expense (Note 14)                            (2,685)           --              --
                                                  ------------    ------------    ------------
Income/(loss) before extraordinary gain
   and cumulative effect of change in
   accounting principle                           $     (1,221)   $    (13,696)   $    (26,803)
Extraordinary gain (Notes 10 and 11)                     5,338            --              --
Cumulative effect of change in accounting
   principle (Note 7)                                     --            (2,519)           --
                                                  ------------    ------------    ------------
Net income/(loss)                                 $      4,117    $    (16,215)   $    (26,803)
                                                  ============    ============    ============
Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock                    --              (250)           (250)
Discount accretion
   Series A Redeemable Preferred Stock                    --              (100)           (100)
                                                  ------------    ------------    ------------
Net income/(loss) available to common
   Stockholders                                   $      4,117    $    (16,565)   $    (27,153)
                                                  ============    ============    ============



                                   CHAPARRAL RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands, Except Share Data)



                                                             Year Ended December 31,
                                                      2002            2001            2000
                                                  ------------    ------------    ------------

Basic and diluted earnings per share:
Income/(loss) per share before extraordinary
   gain and cumulative effect of change in
   accounting principle                           $      (0.04)   $      (0.98)   $      (6.01)
Extraordinary gain                                $       0.18    $       --      $       --
Cumulative effect of change in
   accounting principle                           $       --      $      (0.18)   $       --
Net income/(loss) per share                       $       0.14    $      (1.16)   $      (6.01)
Weighted average number of shares
   outstanding (basic and diluted)                  29,753,569      14,283,788       4,516,032




See accompanying note










                                   CHAPARRAL RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In Thousands)

                                                                   Year Ended December 31,
                                                                2002        2001        2000
                                                              --------    --------    --------
Cash flows from operating activities
------------------------------------
Net income/(loss)                                             $  4,117    $(16,215)   $(26,803)
Adjustments to reconcile net income/(loss) to
   net cash provided/(used) in operating activities:
     Equity income from investment                                --        (4,616)     (2,827)
     Depreciation, depletion, and amortization                  12,804       1,333         591
     Gain on sale of oil and gas  properties                      --          --           (75)
     Loss on disposition of  assets                                 15        --             8
     Deferred Income taxes                                         746        --          --
     Cumulative effect of change in accounting
         principal                                                --         2,519        --
     Hedge losses                                                  762         237         482
     Stock issued for services and bonuses                        --          --            23
     Amortization of debt issuance cost                           --         3,102         909
     Amortization of note discount                                 234        --           464
     Extraordinary gain on restructuring of debt                (5,338)       --          --
     Interest expense from transfer of net profits interest       --         4,369        --
     Interest expense attributable to beneficial conversion       --          --        20,340
     Interest expense converted into capital stock                --          --           898
     Non-cash interest expense                                   2,753        --          --
     Minority interest                                             241        --          --
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                    (1,960)        295        (272)
         Prepaid expenses                                         (614)        (43)        (91)
         Crude oil inventory                                      (240)       --          --
         Accrued interest income on advances to KKM               --        (1,452)     (1,904)
         Interest payments from KKM                               --         5,799        --
         Hedge agreement                                          --          --        (4,000)
         Other                                                    --          --          (753)
       Increase (decrease)  in:
         Accounts payable and accrued liabilities               (5,560)        396        (940)
         Accrued interest payable                                  261       1,676        --
         Other liabilities                                         288        --          --
         Interest expense reclassified as principal on
           the Shell Capital loan                                 --         4,272       3,481
                                                              --------    --------    --------
Net cash provided/(used) by operating activities                 8,509       1,672     (10,469)
                                                              --------    --------    --------



                                   CHAPARRAL RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In Thousands)

                                                                   Year Ended December 31,
                                                                2002        2001        2000
                                                              --------    --------    --------
Cash flows from investing activities
------------------------------------
Additions to property, plant, and equipment                   $(11,834)   $    (18)   $    (18)
Investment in and advances to KKM                                 --        (7,734)    (22,422)
Acquisition of  10% interest in KKM,
     Net of cash acquired                                         (644)       --          --
Materials and supplies inventory                                   353        --          --
Proceeds from disposition of assets                                  5        --            75
                                                              --------    --------    --------
Net cash used in investing activities                          (12,120)     (7,752)    (22,365)
                                                              --------    --------    --------

Cash flows from financing activities
------------------------------------
Net proceeds from Shell Capital loan                          $   --      $  5,650    $ 21,500
Net proceeds from notes payable                                   --          --        10,806
Proceeds from private placement                                   --          --         2,946
Proceeds from sale of stock                                      8,000        --          --
Proceeds from loans from affiliates                             40,000        --          --
Payments on Shell Capital loan                                 (30,450)       --          --
Debt restructuring and issuance costs                           (2,518)       --        (2,415)
Payments on loans from affiliates                               (5,000)       --          --
Restricted cash                                                   --          --           578
Redemption of Series A Preferred Stock                          (2,300)       --          --
                                                              --------    --------    --------
Net cash provided by financing activities                        7,732       5,650      33,415
                                                              --------    --------    --------

Net increase (decrease) in cash and
   cash equivalents                                              4,121        (430)        581
Cash and cash equivalents at beginning
   of period                                                       174         604          23
                                                              --------    --------    --------
Cash and cash equivalents at end of period                    $  4,295    $    174    $    604
                                                              ========    ========    ========

Supplemental cash flow disclosure
---------------------------------
     Interest paid                                            $  3,019    $    986    $    888
Supplemental schedule of non-cash
   investing and financing activities
   ----------------------------------
     Principal notes converted into capital stock             $   --      $   --      $ 20,846
     Common stock issued for 10% interest in KKM              $  2,701    $   --      $   --
     Discount recognized for note issued
       with stock warrants                                    $  2,466    $   --      $  1,175


See accompanying notes.


                                               CHAPARRAL RESOURCES, INC.
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (In Thousands)


                                           Common Stock          Capital in      Unearned
                                    --------------------------  Excess of Par   Restricted    Accumulated
                                      Shares         Amount         Value      Stock Awards     Deficit         Total
                                    -----------    -----------   -----------   ------------   -----------    -----------

Balance at December 31, 1999            980,314           --          47,857           (23)       (24,983)        22,851
Adjustment of capital stock
   outstanding                               (9)          --            --            --             --             --
Capital stock issued for services           167           --            --            --             --             --
Capital stock issued in private
   placement                          1,612,903           --           2,946          --             --            2,946
Amortization of restricted stock
   awards                                  --             --            --              23           --               23
Conversion of debentures into
   capital stock                     11,207,187              1        20,845          --             --           20,846
Conversion of accrued interest
   into capital stock                   483,072           --             898          --             --              898
Interest expense attributable to
   beneficial conversion                   --             --          20,340          --             --           20,340
Shell warrants issued                      --             --           1,175          --             --            1,175
Cumulative Dividend Series A
   Redeemable Preferred Stock              --             --            --            --             (250)          (250)
Discount accretion on redeemable
   preferred stock                         --             --            --            --             (100)          (100)
Net loss                                   --             --            --            --          (26,803)       (26,803)
                                    -----------    -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2000         14,283,634              1        94,061          --          (52,136)        41,926
                                    -----------    -----------   -----------   -----------    -----------    -----------
Capital stock issued for services           167           --            --            --             --             --
Cumulative dividend Series A               --             --            --            --             (250)          (250)
   Redeemable Preferred Stock
Discount accretion on redeemable           --             --            --            --             (100)          (100)
   preferred stock
Net loss                                   --             --            --            --          (16,215)       (16,215)
                                    -----------    -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2001         14,283,801    $         1   $    94,061   $      --      $   (68,701)   $    25,361
                                    -----------    -----------   -----------   -----------    -----------    -----------
Capital stock issued in private
   placement                         22,925,701              3         7,998          --             --            8,001
Capital stock issued for 10%
   interest in KKM                    1,000,000           --           2,701          --             --            2,701
CAIH warrants issued                       --             --           2,466          --             --            2,466
Discount accretion on redeemable
   preferred stock                         --             --            --            --              (36)           (36)
Cumulative dividend Series A
   Redeemable Preferred Stock              --             --            --            --              (90)           (90)
Redemption of  Series A
   Redeemable Preferred Stock              --             --            --            --            3,726          3,726
Adjustment due to full
   consolidation of KKM                    --             --            --            --           (2,137)        (2,037)
Net income                                 --             --            --            --            4,117          4,037
                                    -----------    -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2002         38,209,502    $         4   $   107,226   $      --      $   (63,121)   $    44,129
                                    ===========    ===========   ===========   ===========    ===========    ===========


See accompanying notes.

                                                          F-8

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

As of December 31, 2002, Chaparral owns a 60% interest in KKM, a Kazakhstan Joint Stock Company of Closed Type. KKM was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau Oblast region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Oblast Region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

KKM's rights to the Karakuduk Field may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of KKM's registration. The Agreement can be extended to a date agreed between the Ministry of Energy and Mineral Resources and KKM as long as production of petroleum and/or gas is continued in the Karakuduk Field.

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

Acquisition

In May 2002, the Company acquired 100% of the outstanding shares of MTI from Dardana Limited. MTI's only asset was its 10% ownership interest in KKM. The Company acquired MTI to obtain a controlling interest in KKM as well as to increase the Company's ownership interest in the Karakuduk Field. The aggregate purchase price was $3.9 million, including $1.2 million of cash and common stock valued at $2.7 million. The value of the 1 million common shares issued was determined based on the average market price of the Company's common shares over the 3-day period before and after the terms of the acquisition were agreed to and announced. As a result, the total purchase price of $3.9 million was recorded as an addition to the Company's oil and gas properties.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less.

                            CHAPARRAL RESOURCES, INC.

1.   Summary of Significant Accounting Policies and Organization (continued)

Revenue Recognition

Revenue and related costs are recognized upon delivery of commercial quantities of oil production produced from proved reserves, in accordance with the accrual method of accounting. Losses, if any, are provided for in the period in which the loss is determined to occur.

Revenue is presented gross of transportation expenses in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

Foreign Currency Translation

The Company's functional currency is the U.S. Dollar. All transactions arising in currencies other than U.S. Dollars, including assets, liabilities, revenue, expenses, gains, or losses are measured and recorded into U.S. Dollars using the exchange rate in effect on the date of the transaction.

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. Dollars are translated at exchange rates prevailing as of the balance sheet date (155.60 and 150.20 Kazakh Tenge per U.S. Dollar as of December 31, 2002 and 2001, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. Dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. Dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate the Company could realize or settle these assets and liabilities in U.S. Dollars.

The Company had $4.82 million of net monetary liabilities denominated in Tenge as of December 31, 2002.

Interest Capitalization

The Company capitalizes interest on significant construction projects. Statement of Financial Accounting Standards ("SFAS") 34, Capitalization of Interest Costs, provides standards for the capitalization of interest costs as part of the historical cost of acquiring assets. FASB-Interpretation (FIN) 33 provides guidance for the application of SFAS 34 to the full cost method of accounting for oil and gas properties. Under FIN 33, costs of investments in unproved properties and major development projects, on which depreciation, depletion, and amortization (DD&A) expense is not currently taken and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying the weighted-average interest rate on debt by the amount of costs excluded. Capitalized interest cannot exceed gross interest expense. The Company capitalized interest totaling $631,000 during 2002.

Oil and Gas Properties - Full Cost Method

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

                            CHAPARRAL RESOURCES, INC.

1.   Summary of Significant Accounting Policies and Organization (continued)

In addition, the capitalized costs are subject to a "ceiling test." The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed on a country-by-country basis. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves. This ceiling is compared to the net book value of the oil and gas properties reduced by any related deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write down is required. A ceiling test impairment can give the Company a significant loss for a particular period; however, future DD&A expense would be reduced.

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

Other Property, Plant and Equipment

Other property, plant and equipment are valued at historical cost and are depreciated on a straight line basis over the estimated useful lives of the assets as follows:

                     Description                       Period
                     -----------                       ------

            Office buildings and apartments           20 years
            Office equipment                           3 years
            Vehicles                                   5 years
            Field buildings                           15 years
            Field equipment                        Up to 10 years

Inventory

Crude oil inventory is valued using the first-in, first-out method, at the lower of cost or net realizable value. Crude oil inventory represents production costs associated with lifting and transporting crude oil from the Karakuduk Field to the KazTransOil pipeline. Crude oil placed into the KazTransOil Pipeline is held as inventory until formally nominated and delivered for sale. Crude oil inventory as of December 31, 2002 represented approximately 87,000 barrels of crude oil.

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

Loss Per Common Share

Basic loss per common share is calculated by dividing net loss, after deducting preferred stock dividends and discount on Redeemable Preferred Stock that is related directly to the accumulated deficit, by the aggregate of the weighted average shares outstanding during the period. Diluted loss per common share considers the dilutive effect of the average number of common stock equivalents that are outstanding during the period.

Diluted loss per share is not presented because the exercise of "in the money" stock options and stock warrants, and the effect of the conversion of the Company's Redeemable Preferred Stock, into the Company's common stock are anti-dilutive. The Company had 333, 32,367, and 32,367 "in the money" stock warrants convertible into the Company's common stock for the years ended December 31, 2002, 2001, and 2000, respectively.

                            CHAPARRAL RESOURCES, INC.

1.   Summary of Significant Accounting Policies and Organization (continued)

New Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (VIEs), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns, or both. The Interpretation also requires disclosures about VIEs that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities no later than the third quarter of 2003. Certain of the disclosure requirements are required in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not identified any VIEs that must be consolidated.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company currently uses the intrinsic method to account for stock based employee compensation in each period presented.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others). FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement 5, Accounting for Contingencies. FIN 45 also requires the Company to make significant new disclosures about guarantees. As of December 31, 2002, the Company is not the guarantor of any unrelated party liabilities.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003, but at this time this statement has no effect on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company will adopt SFAS 145 effective January 1, 2003 and will restate all prior periods to reflect this change in presentation.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As a result of the adoption of FASB 143, the Company will increase its oil and gas assets and long term liabilities by approximately $516,000 as of January 1, 2003 to reflect the net present value of its retirement obligations.

                            CHAPARRAL RESOURCES, INC.

1.   Summary of Significant Accounting Policies and Organization (continued)

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

Risks and Uncertainties

The ability of the Company to realize the carrying value of its assets is dependent on being able to develop, transport and market hydrocarbons. Currently, exports from the Republic of Kazakhstan are restricted since they are dependent on limited transport routes and, in particular, access to the Russian pipeline system. Domestic markets in the Republic of Kazakhstan do not permit world market prices to be obtained. Management believes, however, that over the life of the project, transportation restrictions will be alleviated by additional pipeline capacity being planned or currently under construction and prices will be achievable for hydrocarbons extracted to allow full recovery of the carrying value of its assets.

2.   Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses, has a working capital deficiency as of December 31, 2002, and there are uncertainties relating to the Company's ability to meet projected cash flow requirements through 2003. In addition, the Government of Kazakhstan has required the Company to sell a significant portion of its crude oil production on the local market, which generates substantially less revenue than oil sold on the export market. During January and February 2003, the Company has refused to deliver its oil production to the local market and, consequently, the amount of the Company's export quota has been limited to approximately 64% of the Company's production.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company has attempted, in accordance with the Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field through discussions with the Government of Kazakhstan. The Company plans to continue to work with the Government to increase its export quota and minimize or eliminate future local sales requirements. If the Company is unsuccessful, the Company may be required to initiate arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan. However, no assurances can be provided that the Company will be able to export 100% or a significant portion of its production and that the Company's cash flow from operations will be sufficient to meet working capital requirements in the future, which may require the Company to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.

                            CHAPARRAL RESOURCES, INC.

3.   VAT Receivable

The value added tax (VAT) receivable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT receivable consists of VAT paid on local expenditures and imported goods. Under the Company's Agreement, VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company's fiscal obligations, including future income tax liabilities. Periodically, the Company reviews its outstanding VAT receivable for possible impairment. During 2002, the Company offset its VAT receivable by approximately $1.6 million against other fiscal obligations.

4.   Prepaid Expenses

The breakdown of Prepaid expenses is as follows:


                                                  December 31,  December 31,
                 Description                         2002          2001
                 -----------                      (Thousands)   (Thousands)
                                                  -----------   -----------

     Prepaid transportation costs                   $  584         $ --
     Advanced payments for materials and supplies    1,352           --
     Prepaid insurance                                 104            245
     Other prepaid expenses                            416           --
                                                    ------         ------
     Total                                          $2,456         $  245
                                                    ======         ======

Prepaid transportation costs represent prepayments for export tariffs necessary to sell oil on the export market, which is expensed in the period the related oil revenue is recognized. Advanced payments for materials and supplies represent prepayments for general materials and supplies to be used in the development of the Karakuduk Field.

5.   Oil and Gas Properties - Full Cost

The Company has capitalized all direct costs associated with acquisition, exploration, and development of the Karakuduk Field. These costs include geological and geophysical expenditures, license acquisition costs, tangible and intangible drilling costs, production facilities, pipelines and related equipment, access roads, gathering systems, management fees related to the salary costs of individuals directly associated with exploration and development activities, related interest costs associated with unproved properties, and other capitalizable costs allowed under the full cost method of accounting. Overhead and general and administrative costs have been expensed as incurred.

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

The Company recognized total amortization expense of $12.08 million and had an effective amortization rate of $4.89 per barrel for the year ended December 31, 2002.

In accordance with SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, the Company accounts for amortization of crude oil production as a component of crude oil inventory until the related crude oil is sold. As of December 31, 2002, $372,000 of amortization expense was capitalized to crude oil inventory.

The acquisition of MTI, which holds a 10% interest in KKM, resulted in the consolidation of KKM and the increase in oil and gas properties.

                            CHAPARRAL RESOURCES, INC.

5.   Oil and Gas Properties - Full Cost (continued)

Costs capitalized to oil and gas properties consist of:

                                                                    December 31,
                                                                        2002
Description                                                          (Thousands)
-----------                                                          -----------

Acquisition costs                                                     $ 10,633
Exploration and appraisal costs                                         22,277
Development cost                                                        54,920
Other capitalized cost                                                   1,097
Capitalized interest                                                     4,720
                                                                      --------
    Total oil and gas properties at cost                              $ 93,647
                                                                      ========

Total costs not subject to amortization                               $  8,814
                                                                      ========

Total costs subject to amortization                                     84,833
Accumulated amortization                                               (25,105)
                                                                      --------
    Net properties subject to amortization                            $ 59,728
                                                                      ========


The Company's oil and gas properties and investments for the year ended December 31, 2001 include investments in KKM's common stock, advances to KKM, acquisition costs for CAP-G, and other capitalizable costs allowed under the full cost method of accounting. Accumulated equity losses in KKM and accumulated depletion have been netted against the gross capitalized costs.

Cost capitalized to oil and gas properties and investments for the year ended December 31, 2001 is as follows:

                                                                    December 31,
                                                                        2001
Description                                                          (Thousands)
-----------                                                          -----------

Investment in KKM and other oil and gas Property costs -
     full cost method Republic of Kazakhstan
  Investments in KKM common stock                                     $    100
  Advances to and interest due from KKM                                 58,674
  Acquisition costs                                                      6,244
  Other capitalizable costs                                              1,097
  Equity income                                                          2,833
                                                                      --------
Total gross oil and gas investments                                     68,948
  Accumulated amortization                                              (1,142)
                                                                      --------
Total oil and gas properties and investment                           $ 67,806
                                                                      ========

                            CHAPARRAL RESOURCES, INC.

5.   Oil and Gas Properties - Full Cost (continued)

The condensed financial statements of KKM are as follows:

                                                              December 31,
                                                           2002         2001
                                                        (Thousands) (Thousands)
                                                         --------    --------
Condensed balance sheet
   Current assets                                        $ 10,874    $  4,331
   Non-current assets (primarily oil and gas
     properties, full cost method)                         66,949      67,117
   Current liabilities                                     15,834      15,589
   Non-current liabilities
     Loan payable to related party                         31,809      58,438
     Loans payable to affiliates                           27,000        --
     Other non-current liabilities                          2,376       1,496
   Charter capital                                            200         200
   Retained earnings/ (accumulated deficit)                   604      (4,275)

Condensed income statement
   Revenues                                              $ 45,133    $ 36,575
   Other costs and expenses                               (40,255)    (30,248)
                                                         --------    --------
   Net income                                            $  4,878    $  6,327
                                                         ========    ========


6.   Other Property, Plant and Equipment

A summary of other property, plant and equipment is provided in the table below:

                                                    December 31,  December 31,
              Description                              2002          2001
              -----------                           (Thousands)  (Thousands)
                                                      -------      -------

     Office buildings and apartments                  $   326      $  --
     Office equipment and furniture                       917          109
     Vehicles                                           1,419         --
     Land                                                  25         --
     Field buildings                                    4,948         --
     Field equipment and furniture                        575         --
                                                      -------      -------
         Total cost                                     8,210          109

     Accumulated depreciation                          (3,197)         (64)
                                                      -------      -------

     Property, plant and equipment, net               $ 5,013      $    45
                                                      =======      =======


Depreciation expense for property, plant, and equipment was $724,000, $23,000, and $18,000 for the years ending December 31, 2002, 2001, and 2000, respectively.

                            CHAPARRAL RESOURCES, INC.

7.   Hedge Agreement

During 2000, the Company paid $4 million for put contracts to sell approximately
1.56 million barrels of North Sea Brent crude (the "Hedge Agreement") to hedge price risk of future sales of oil production from the Karakuduk Field. The exercise prices of the various put contracts in the Hedge Agreement range from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts were evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month). During 2000, the Company amortized the Hedge Agreement ratably over the period the underlying contracts expired, recognizing $482,000 in hedging losses as of December 31, 2000.

The Company adopted SFAS 133 on January 1, 2001. As a result of adoption of SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income, which require derivative financial instruments to be recorded at their fair value. Accordingly, the Company recognized a $2.52 million loss from the cumulative effect of change in accounting principle upon adoption. In addition and in accordance with SFAS 133, the Company recognized $237,000 and $762,000 in losses for the years ended December 31, 2001 and 2002, respectively to record the Hedge Agreement at its fair value as of that date. As of December 31, 2002, the Hedge Agreement expired.

8.   Other Accrued Liabilities

                                                     December 31,  December 31,
            Description                                  2002         2001
            -----------                               (Thousands)  (Thousands)
                                                        ------       ------

     Accrued taxes payable                              $2,238       $ --
     Other accrued liabilities                             194          144
                                                        ------       ------

         Total accrued liabilities                      $2,432       $  144
                                                        ======       ======

9.   Accrued Production Bonus

Accrued production bonus represents production based bonuses, which will be payable to the Government of Kazakhstan amounting to $500,000 when cumulative production reaches ten million barrels and $1.2 million when cumulative production reaches 50.0 million barrels. Under current Kazakhstan tax law, the production bonuses will be considered tax deductible expenditures in the calculation of profits taxes. The Company accrues the production bonuses in relation to cumulative oil production. The Company accrued $201,000 in production bonuses for the year ended December 31, 2002.

                            CHAPARRAL RESOURCES, INC.

10.  Shell Capital Loan

In May 2002, the Company received a total equity and debt capital infusion of $45 million, which was partially utilized to repay a substantial portion of the Company's loan agreement with Shell Capital, Inc. (the "Shell Capital Loan"). The Company received a total investment of $12 million from Central Asian Industrial Holdings, N.V. ("CAIH"), including $8 million in exchange for 22,925,701 shares, or 60%, of the Company's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum (the "CAIH Note"). Along with the CAIH Note, CAIH received a warrant to purchase 3,076,923 shares of the Company's common stock at $1.30 per share (the "CAIH Warrant"). Additionally, JSC Kazkommertsbank ("Kazkommertsbank"), an affiliate of CAIH, provided KKM with a credit facility totaling $33 million (the "KKM Credit Facility"), consisting of $28 million that was used to repay a portion of the Shell Capital Loan and $5 million that was made available for KKM's working capital requirements. The Company paid CAIH $1.79 million as a related restructuring fee. The terms and conditions of the CAIH Note and the KKM Credit Facility are more fully described in Note 11, Loans Payable to Affiliates.

In conjunction with the closing of the restructuring transaction, the Shell Capital Loan was transferred from Shell Capital to CAIH, written down from approximately $11.43 million (the amount remaining after the $28 million repayment) to $2.45 million and restructured to reflect a fixed, annual interest rate of 14%. Additionally, the Shell Capital warrant for 1,785,455 shares of the Company's common stock was canceled, and the Shell Capital 40% net profits interest in CAP-G was reacquired by CAP-G for a nominal amount. All other agreements with Shell Capital or its affiliates were terminated, including KKM's crude oil sales agreement with Shell Trading International Limited, KKM's technical services agreement with Shell Capital Services Limited, and the Company's transportation risk insurance policy held directly by Shell Capital. The Company also terminated its political risk insurance coverage with the Overseas Private Investment Corporation ("OPIC") as a condition of the restructuring. Shell Capital Services Limited, as the facility agent for Shell Capital, discontinued and withdrew all legal proceedings against the Company in the United Kingdom and against CAP-G in the Isle of Guernsey and all parties to the original Shell Capital Loan mutually released each other from future liability. All outstanding defaults under the Shell Capital Loan were waived by CAIH upon the completion of the transaction.

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

11.  Loans Payable to Affiliates

CAIH Note
---------

In May 2002, the Company borrowed $4 million from CAIH in exchange for the CAIH Note, which bears simple interest at an annual rate of 12%. The CAIH Note was recorded net of a $2.47 million discount, based on the fair market value of the CAIH Warrant issued in conjunction with the CAIH Note. The discount is amortized using the effective interest rate over the life of the CAIH Note. The principal balance of the CAIH Note is due on May 10, 2005 and accrued interest is payable quarterly. The CAIH Warrant is fully discussed in Note 12.

In June 2002, the Company prepaid $2 million of the $4 million outstanding principal balance of the CAIH Note. As a result, the Company recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount on the CAIH Note. The extraordinary loss was netted against the extraordinary gain from the restructuring of the Shell Capital Loan. The Company recognized $423,000 in interest expense on the CAIH Note for the year ended December 31, 2002. The CAIH Note is presented net of a $1 million remaining discount as of December 31, 2002.

                            CHAPARRAL RESOURCES, INC.

11.  Loans Payable to Affiliates (continued)

KKM Credit Facility
-------------------

In May 2002, KKM established a five-year, $33 million credit line with Kazkommertsbank. The KKM Credit Facility consists of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $3.08 million of interest expense on the KKM Credit Facility for the year ended December 31, 2002. Accrued interest payable as of December 31, 2002 on the KKM Credit Facility amounts to $250,000.

The non-revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14% and is repayable over a five year period with final maturity in May 2007. Accrued interest is payable quarterly, beginning in December 2002, and KKM must begin making quarterly principal payments in May 2003. The Company is in compliance with all the terms of the KKM Credit Facility.

The revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14%. The revolver is loaned to KKM for short-term periods up to one year, but KKM has the right to re-borrow the funds through May 2006 with final repayment due in May 2007. The initial $3 million revolving loan to KKM was subject to a three month term. The principal balance was repaid in July 2002 and KKM immediately re-borrowed another $3 million with a maturity date of July 31, 2003, which was classified as current as of December 31, 2002. Accrued interest on the revolving loan is payable at maturity.

The original KKM Credit Facility included repayment terms of three years and four years for the non-revolving and revolving portions of the KKM Credit Facility, respectively, with an option to extend the final maturity date for repayment of the entire KKM Credit Facility to five years. In May 2002, KKM exercised the option to extend the repayment term to five years with final maturity in May 2007 for the entire KKM Credit Facility.

The Company is subject to certain pledges, covenants, and other restrictions under the KKM Credit Facility, including, but not limited to, the following:

     (i) CAP-G pledged its 50% interest in KKM to Kazkommertsbank as collateral for the KKM Credit Facility;
     (ii) The Company provided a written guarantee to Kazkommertsbank that it will repay the KKM Credit Facility in the event KKM fails do so;
     (iii) KKM may not incur additional indebtedness or pledge its assets to another party without the written consent of Kazkommertsbank; and
     (iv) KKM may not pay dividends without the written consent of Kazkommertsbank.

The KKM Credit Facility stipulates certain events of default, including, but not limited to, KKM's inability to meet the terms of the KKM Credit Facility, KKM's failure to meet it obligations to third parties in excess of $100,000, and the Company's involvement in legal proceedings in excess of $100,000 where an adverse judgment against the Company occurs or is expected to occur. If an event of default does occur and is not waived by the lender, Kazkommertsbank has a right to call the KKM Credit Facility immediately due and payable and/or exercise its security interest on the Company's shares in KKM pledged as collateral. Furthermore, in the event of a material adverse change in the financial or credit markets, Kazkommertsbank has a right to unilaterally alter any terms and conditions of the KKM Credit Facility, including the rate of interest, by written request. KKM may either agree to the amended terms or repay the outstanding KKM Credit Facility within 10 days of notification.

                            CHAPARRAL RESOURCES, INC.

11.  Loans Payable to Affiliates (continued)

The maturity schedule of the Company's indebtedness as of December 31, 2002 is as follows:

                                          Principal
                          Date           Amount Due
                         --------------------------
                          2003            6,000,000
                          2004            7,000,000
                          2005           10,000,000
                          2006            8,000,000
                          2007            4,000,000
                         --------------------------
                         Total           35,000,000
                         ==========================

12.  Common Stock

General

1998 Incentive and Non-statutory Stock Option Plan

On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire the Company's common stock may be granted to officers, directors, employees, or consultants of the Company and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or nonstatutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. The Company has not granted any options under the 1998 Plan as of December 31, 2002.

2001 Stock Incentive Plan

In June 2001, the Company's stockholders approved the 2001 Stock Incentive Plan, which sets aside a total of 2.14 million shares of the Company's common stock for issuance to the Company's officers, directors, employees, and consultants. The Company has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2002.

Non-Qualified Stock Options

During 2002, stock options to purchase 54,700 shares of the Company's common stock granted in 1997 to various employees and consultants of the Company expired. The expired options had exercise prices ranging between $46.86 and $108.78 per share.

Common Stock Offerings and Common Stock Warrant Issuances

During 1996, the Company issued notes totaling $1.85 million to various investors. In connection with the notes, the Company issued a total of 7,708 warrants to purchase shares of the Company's common stock at an exercise price of $15 per share. The Company issued 5,626 warrants upon issuance of the notes. An additional 2,082 warrants were issued on May 31, 1997, when the notes were not repaid on or before such date. The 5,625 warrants issued in 1996 expired during 1999. The remaining 2,082 warrants expired on May 31, 2000.

Also in 1996, the Company sold 233,334 shares of common stock in a private placement at a price of $30 per share. In connection with the private placement, the Company issued warrants to purchase 17,033 shares of the Company's common stock for a total of $10 to the sales agent as a commission. In April 2002, the 17,033 warrants expired.

                            CHAPARRAL RESOURCES, INC.

12.  Common Stock (continued)

During February 1997, the Company entered into a severance agreement with Paul
V. Hoovler, a former Chief Executive Officer and President of the Company, pursuant to which Mr. Hoovler received warrants to purchase 1,667 shares of the Company's common stock at an exercise price of $51 per share and warrants to purchase 1,667 shares of the Company's common stock at an exercise price of $75 per share. The 3,334 warrants expired in February 2001.

In January 1998, the Company, granted 500 shares of the Company's common stock to an employee of the Company, which 500 shares vested ratably on January 30, 1999, 2000, and 2001, respectively. The Company recognized $45,000 as compensation expense, amortized over the vesting period of the grants.

In September 2000, the Company converted 8% Non-negotiable Convertible Subordinated Promissory Notes with an aggregate principal amount of $20.85 million, plus accrued interest of $898,000, into 11,690,259 shares of the Company's common stock at a conversion price of $1.86 per share.

In October 2000, the Company issued 1,612,903 shares of the Company's common stock to Capco Resources, Ltd. in exchange for $3 million, or $1.86 per share.

As discussed in Note 10, Shell Capital's warrant for 1,785,455 shares of the Company's common stock was canceled as part of the restructuring of the Shell Capital Loan. The warrants had an exercise price of $9.79.

In November 1997, the Company entered into a subscription agreement with an unaffiliated investor to purchase 225,000 shares of the Company's designated Series A, B, and C Redeemable Preferred Stock, for $100 per share. As of December 31, 1997, the investor had purchased 50,000 shares of the Company's Series A Redeemable Preferred Stock for $5 million. The Company issued a warrant for 15,000 shares at an exercise price of $0.60 per share as compensation to the placement agent in connection with the subscription agreement. On November 24, 2002, the 15,000 share warrant expired.

In August 5, 1998, the Company retired two outstanding loans, totaling $1,000,000. The Company borrowed the $1,000,000 on June 3, 1998, subject to a 7% interest rate. In conjunction with the loans, the Company issued warrants to purchase 16,667 shares of the Company's common stock, at an exercise price of $210 per share. On November 25, 2002, the 16,667 warrants expired.

In May 2002, the Company issued 1 million shares of its outstanding common stock valued at $2.7 million and $1.2 million in cash to Dardana Limited, in exchange for an 100% of the stock of MTI, which owns a 10% interest in KKM.

As discussed in Note 10, the Company issued to CAIH a warrant to purchase 3,076,923 shares of the Company's common stock at an exercise price of $1.30 per share, subject to certain anti-dilution provisions. The CAIH Warrant is exercisable for five years from May 10, 2002, the date of grant. The fair market value of the CAIH Warrant of $2.47 million was recorded as a discount of the CAIH Note. The fair market value of the CAIH Warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.09%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .624, and a weighted average life expectancy of 3.5 years.

As discussed in Note 10, the Company received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or 60%, of the Company's outstanding common stock.

                            CHAPARRAL RESOURCES, INC.

12.  Common Stock (continued)

SFAS 123 Disclosure. SFAS 123 requires that pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock options under the fair value method as defined in SFAS 123. The fair value for the options issued is estimated at the date of grant using the Black-Scholes option pricing model by using weighted average assumptions, volatility factors of the expected market price of the Company's common stock, and the weighted average life expectancy of the options. The Company did not issue any options during 2000, 2001, or 2002 and all outstanding options were fully vested as of December 31, 1999, therefore pro-forma information is not presented.

A summary of the Company's stock option activity and related information for the periods ended follows:

                                         Shares        Weighted        Weighted
                                         Under     Average Exercise     Average
                                         Option         Price         Fair Value
                                      ------------------------------------------
Unexercised options outstanding -
   December 31, 1999                     57,516         $67.73           --
Options Cancelled                            --
                                      ------------------------------------------
Unexercised options outstanding -
   December 31, 2000                     57,516         $67.73           --
Options Cancelled                            --
                                      ------------------------------------------
Unexercised options outstanding -
   December 31, 2001                     57,516         $67.73           --
Options Expired                         (54,700)        $66.32
                                      ------------------------------------------
Unexercised options outstanding -
   December 31, 2002                      2,816         $95.10           --

Price range $123.00-$145.80
   (Average life of 0.15 years)           1,342        $132.16
Price range $80.40-$86.40
   (Average life of 0.66 years)             583         $82.11
Price range $43.20-$45.00
   (Average life of 0.52 years)             891         $47.82

Exercisable options
   December 31, 2000                     57,516         $67.73
   December 31, 2001                     57,516         $67.73
   December 31, 2002                      2,816         $95.10

                            CHAPARRAL RESOURCES, INC.

12. Common Stock (continued)

The following table summarizes all common stock purchase warrant activity:

                                              Number of       Exercise
                                               Stock           Price
                                              Warrants         Range
                                             ----------    --------------
     Outstanding, December 31, 1999              54,449    $0.0006 - $210
     Granted                                  1,785,455    $         9.79
     Expired                                     (2,082)   $           15
                                             ----------    --------------
     Outstanding, December 31, 2000           1,837,822    $0.0006 - $210
     Expired                                     (3,334)   $     51 - $75
                                             ----------    --------------
     Outstanding, December 31, 2001           1,834,488    $0.0006 - $210
     Granted                                  3,076,923    $         1.30
     Expired                                    (48,700)   $     0 - $210
     Cancelled                               (1,785,455)   $         9.79
                                             ----------    --------------
     Outstanding, December 31, 2002           3,077,256    $ 0.60 - $1.30
                                             ==========    ==============


The following table summarizes the price ranges of all common stock purchase warrants outstanding as of December 31, 2002:

                      Number of Warrants     Exercise Price
                      -------------------------------------
                            3,076,923        $        1.30
                                  333        $        0.60
                      -------------------------------------
                            3,077,256        $0.60 - $1.30


13.  Redeemable Preferred Stock and Related Common Stock Warrants

In May 2002, the Company repurchased 50,000 shares of its Series A Redeemable Preferred Stock from an unrelated party for $2.3 million. The Series A Redeemable Preferred Stock had a carrying value of approximately $6 million, including $1.1 million in accrued dividends. The $3.7 million difference between the redemption price and the carrying value was recorded directly to retained earnings.

The Series A Redeemable Preferred Stock was convertible and accrued an annual, cumulative dividend of $5 per share. There were no dividends paid on the Series A Redeemable Preferred Stock. As of December 31, 2001, dividends in arrears relating to the Series A Redeemable Preferred Stock amounted to $1 million. The Company increased the carrying value of the Series A Redeemable Preferred Stock by $1 million by accreting $250,000 in 2001, 2000, 1999, and 1998, respectively, directly to accumulated deficit.

                            CHAPARRAL RESOURCES, INC.

14.  Income Taxes

The Company accounts for income taxes under FASB 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For financial reporting purposes, income before income taxes, extraordinary gain, and cumulative effect of change in accounting principle includes the following components:

                                               Year ended December 31,
                                            2002        2001        2000
                                        (Thousands) (Thousands)  (Thousands)
                                          --------    --------    --------

       Domestic                           $ (5,923)   $(13,696)   $(26,803)
       Foreign                               7,387        --          --
                                          --------    --------    --------
                                          $  1,464    $(13,696)   $(26,803)
                                          --------    --------    --------


The components of the income tax provision (benefit) are as follows:

                                               Year ended December 31,
                                            2002        2001        2000
                                        (Thousands) (Thousands)  (Thousands)
                                          --------    --------    --------
     Income tax provision:
       Current
          Domestic                        $   --      $   --      $   --
          Foreign                            1,939        --          --
                                          --------    --------    --------
       Total current                         1,939        --          --
                                          --------    --------    --------
     Deferred
          Domestic                            --          --          --
          Foreign                              746        --          --
                                          --------    --------    --------
       Total deferred                          746        --          --
                                          --------    --------    --------
     Total provision for income taxes     $  2,685    $   --      $   --
                                          ========    ========    ========

                            CHAPARRAL RESOURCES, INC.

14.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                   Year Ended December 31,
                                                  --------------------------
                                                      2002          2001
                                                  (Thousands)    (Thousands)
                                                    --------      --------
     Deferred tax assets:
       Oil and gas assets                           $    660      $    400
       Sales of assets                                    28          --
       Obsolete inventory                                 48          --
       Amortization of derivatives                     1,400         1,133
       Compensation and accrued expenses                  41           786
       Capital loss on transfer of net
         profits interest                              1,529         1,529
       Net operating loss carryforwards                9,231        10,550
                                                    --------      --------
       Deferred tax assets                            12,937        14,398
       Valuation allowance                           (12,751)      (14,398)
                                                    --------      --------
     Total deferred tax assets                           186          --
     Deferred tax liabilities:
       Depreciation and other basis
          Differences                                   (932)         --
                                                    --------      --------
     Net deferred tax liabilities                   $   (746)     $   --
                                                    ========      ========


SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $12,751 valuation allowance at December 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1.65 million. The decrease in valuation allowance is mainly due to the tax impact of the extraordinary gain recognized during 2002.

As of December 31, 2002, the Company has estimated domestic tax loss carryforwards of $26.37 million. These carryforwards will expire at various times between 2003 and 2020.

During 2000 and 2002, the Company had an ownership change under ss.382 of the Internal Revenue Code, which significantly limits the Company's use of its net operating tax loss carryforwards.

Undistributed earnings associated with the Company's interest in KKM amounted to approximately $362,000 at December 31, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the Republic of Kazakhstan. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with the hypothetical calculation; however, unrecognized foreign tax credit forwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $54,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2002.

                            CHAPARRAL RESOURCES, INC.

14.  Income Taxes (continued)

The following table summarizes the significant differences between the statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                        Year ended December 31, (Thousands)
                                           2002         2001        2000
                                          -------     -------     -------
     Statutory tax rate                        35%         35%         35%

     Income taxes (benefit) computed
          at statutory rate               $   512     $(4,794)    $(9,381)
     Losses and expenses with no tax
          benefit                             840           7       7,641
     Expiration of NOL carryforwards          597         663         518
     Difference in foreign tax rate          (378)       --          --
     Valuation allowance                      221       4,124       1,222
     Additional foreign taxes                 893        --          --
                                          -------     -------     -------
     Income tax provision                 $ 2,685     $  --       $  --
                                          =======     =======     =======


Foreign taxes applicable to the Company are specified under the Agreement with the Government of the Republic of Kazakhstan. As of December 31, 2002, the Company has utilized all available foreign tax loss carryforwards.

The Company has used the best estimates available to determine the Company's deferred tax assets and liabilities. Refer to Note 16 regarding the uncertainties of taxation in the Republic of Kazakhstan.

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

The Company entered into a new sublease agreement extending from March 2000 through November 2003. The Company's future minimum annual lease payments through the term of the lease are as follows:

                          Year              Amount
                          --------------------------
                          2003             $  55,000
                          2004             $    --
                          2005             $    --
                          2006             $    --
                          2007             $    --


The Company's rental expense for 2002, 2001, and 2000, was approximately $83,000, $77,000, and $60,000, respectively.

                            CHAPARRAL RESOURCES, INC.

16.  Commitments and Contingencies

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

In December 2002, KKM received an amendment to the Agreement to provide for the stabilization of taxes and clarification on tax laws applicable to KKM. The amendment increased the KKM royalty rate from 8% to 8.14% and allowed KKM to use the lower current tax rates for payroll taxes, social taxes and pension taxes. The effect of this change is reflected on the Company's financial statements as of December 31, 2002.

In December 2002, KKM received a claim from the Ministry of State Revenues of the Republic of Kazakhstan for $9.1 million (the "Tax Claim") relating to taxes and penalties covering the three years from 1999 to 2001. KKM has appealed the claim and has contracted legal firms in Kazakhstan to assist with the appeal process. Based on the assessments of KKM's management and legal counsel, it is the Company's opinion that the ultimate resolution of the Tax Claim, after taking into account reserves, will not have a material adverse effect on the financial position or operating results of the Company.

Basis of Accounting
-------------------

KKM maintains its statutory books and records in accordance with U.S. generally accepted accounting principles and calculates taxable income or loss using the existing Kazakh tax legislation in effect on August 30, 1995, the date the Agreement was signed. The Company considers these accounting methods correct under the terms of the Agreement. The Republic of Kazakhstan currently requires companies to comply with Kazakh accounting regulations and to calculate tax profits or losses in accordance with these regulations as well as the prevailing tax law. There is currently uncertainty as to the extent of tax losses available to the Company.

17.  Local Oil Sales Requirements and Export Quotas

The ability of the Company to realize the carrying value of its assets is dependent on being able to transport hydrocarbons and finding appropriate markets for their sale. Domestic markets in the Republic of Kazakhstan currently do not permit world market prices to be obtained.

The Company is responsible for obtaining export quotas and finalizing access routes through the KazTransOil pipeline and onward through the Russian pipeline system. The Company has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field under the terms of the Agreement.

Oil sales to the export market represent approximately 92% of the Company's oil sales revenue during 2002. The Company has a short-term renewable crude oil sales agreement in place with NAFTEX Oil and Shipping Corporation for the sale of 100% of the Company's oil production allocation to the export market.

Oil and gas producers within Kazakhstan are required to sell a certain portion of their crude oil production to the local market to supply local energy needs. During 2002, the Company sold approximately 363,000 barrels of crude oil on the local market for approximately $3.3 million and 2.1 million barrels on the export market for approximately $41.83 million. During 2001, the Company sold approximately 375,000 barrels of crude oil on the local market for approximately $3.38 million and 1.81 million barrels on the export market for approximately $33.20 million. During January and February 2003, the Company refused to deliver its oil production to the local market and, consequently, the amount of the Company's export quota has been limited to approximately 64% of the Company's production.

                            CHAPARRAL RESOURCES, INC.

17.  Local Oil Sales Requirements and Export Quotas (continued)

The Company has and is continuing to work with the Government to effect the export of 100% of hydrocarbons produced. It is uncertain, however, whether the Company will be successful in doing so, as the Government is expected to require additional local sales from oil and gas producers in the future.

18.  Capital Commitments

As of December 31, 2002, the Company has an outstanding drilling contract with KazMunayGas-Drilling ("KMGD"), an affiliate of KMG, for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through February 6, 2004.

The Company has no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk field.

19.  Related Party Transactions

Related party transactions are disclosed on the face of the balance sheet and notes to the financial statements. The loans with KKB and CAIH are disclosed on Notes 10 and 11 and the drilling contract with KMGD is described in Note 18.

20.  KKM Financial Statements

As a result of the acquisition of MTI in May 2002, the Company obtained a controlling interest in KKM. Consequently, the Company's financial statements have been consolidated with KKM on a retroactive basis to January 1, 2002. The Company previously accounted for its 50% investment in KKM using the equity method of accounting, which is reflected in the Company's financial statements for periods prior to 2002.

Due to the significance of the Company's equity investee, the Company has attached audited financial statements for KKM for the years ended December 31, 2001 and 2000. Reflected in the financial statements are management fees of $2.04 million charged by the Company to KKM for each of the two years ended December 31, 2001. These amounts are exclusive of any local withholding tax, which may be accrued by KKM. Also, the financial statements include interest on the note payable to the Company from KKM in the amounts $2.90 million and $3.35 million for the years ended December 31, 2001 and 2000, respectively.

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission (the "SEC") and SFAS 69, Disclosures About Oil and Gas Producing Activities.

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

KKM sold 2.47 million barrels of crude oil in 2002, of which 363,000 barrels, or approximately 15%, were sold to the local market. Comparatively, the Company sold 2.18 million barrels of crude oil in 2001, of which 375,000, or approximately 17%, was sold to the local market. KKM has an existing Agreement to sell 100% of its production on the export market for world market prices and a right to export 100% of its production under the terms of its Agreement with the government. However, the Company expects the government to continue to require KKM to sell up to 15% of its future crude oil production to the local market. Therefore, year-end prices used for the standardized measure of discounted net cash flows for 2002 reflects the assumption that 15% of KKM's production will be sold on the local market for a substantially lower net oil price. Year-end prices used for the standardized measure of discounted net cash flows for 2001 and 2000 reflect the assumption that 20% of KKM's production will be sold on the local market for a substantially lower net oil price.

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

As a result of the acquisition of an additional 10% interest in KKM through the acquisition of 100% of the stock in MTI during 2002, the Company's SFAS 69 is presented in full for the year 2002. For the years 2001 and 2000 the Company had a 50% proportionate equity interest in KKM's oil and gas producing activities. The Company has attached the audited financial statements of KKM for the years 2001 and 2000. Those financial statements should be reviewed in conjunction with the following disclosures with respect to the Company's proportionate equity interest in KKM's oil and gas producing activities for the years 2001 and 2000.


            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                                 (IN THOUSANDS)


Proved Oil and Gas Reserve Quantities
         (All within the Republic of Kazakhstan)

                                                                      Year Ended December 31,
                                               --------------------------------------------------------------------
                                                        2002                    2001                   2000
                                                        ----                    ----                   ----
                                                  Oil          Gas        Oil         Gas        Oil         Gas
                                               Reserves      Reserves   Reserves    Reserves   Reserves    Reserves
                                                (bbls.)       (Mcf.)     (bbls.)     (Mcf.)     (bbls.)     (Mcf.)
                                                -------       -----      ------      -----      ------      -------
Proved developed and undeveloped reserves:
Beginning Balance                                29,921        --          --         --          --           --
Revision of previous estimates                   (5,348)       --          --         --          --           --
Extensions, discoveries and other additions        --          --          --         --          --           --
Production                                       (2,718)       --          --         --          --           --
                                                -------       -----      ------      -----      ------      -------
Ending Balance December 31,                      21,855        --          --         --          --           --
                                                =======       =====      ======      =====      ======      =======

Company's equity interest in KKM's
  Proved developed and undeveloped
  Reserves                                         --          --        14,961       --        16,523         --
                                                =======       =====      ======      =====      ======      =======

Minority interest in KKM's
  Proved developed and undeveloped
  Reserves                                        8,742        --          --         --          --           --
                                                =======       =====      ======      =====      ======      =======

Proved Developed Reserves                         9,321        --          --         --          --           --
                                                =======       =====      ======      =====      ======      =======
Minority interest in KKM's
  Proved Developed Reserves                       3,728        --          --         --          --           --
                                                =======       =====      ======      =====      ======      =======


                                      F-30

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                                 (IN THOUSANDS)


Capitalized Costs Relating to Oil and Gas Producing Activities
         (All within the Republic of Kazakhstan)

                                                       Year Ended December 31,
                                                  2002        2001        2000
                                                --------    ---------   --------

Unproved oil and gas properties                 $ 11,270    $    --     $   --
Proved oil and gas properties                     84,853         --         --
                                                --------    ---------   --------

Accumulated depreciation and depletion           (25,105)        --         --
                                                --------    ---------   --------

Net capitalized cost                            $ 71,018    $    --     $   --
                                                ========    =========   ========


Company's share of equity method                ========    =========   ========
   investee's net capitalized cost              $   --      $  33,530   $ 25,894
                                                ========    =========   ========


Cost Incurred in Oil and Gas Property Acquisition, Exploration, and Development
  Activities
         (All within the Republic of Kazakhstan)

                                                      Year Ended December 31,
                                                    2002         2001       2000
                                                --------    ---------   --------
Acquisition costs (1)                           $  3,881    $    --     $   --
Exploration and appraisal costs                     --
                                                --------    ---------   --------
Development costs                                 10,287         --         --
                                                --------    ---------   --------
                                                $ 14,168    $    --     $   --
                                                ========    =========   ========

Company's share of equity method
   inveestee's costs of property acquisition,   ========    =========   ========
   Exploration, and development                 $   --      $  12,446   $ 13,602
                                                ========    =========   ========


(1) Acquisition cost for the year 2002 represents the cost for acquiring an additional 10% interest in KKM through the acquisition of 100% of the outstanding stock in MTI.

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                                 (IN THOUSANDS)


Results of Operations for Producing Activities
         (All within the Republic of Kazakhstan)

                                                    Year Ended December 31,
                                                2002          2001        2000
                                              --------    -----------   --------

Oil revenue                                   $ 45,133    $      --     $   --
Transportation costs                            (9,427)          --         --
Operating expenses                              (7,678)          --         --
Depreciation, depletion, and amortization      (12,804)          --         --
                                              --------    -----------   --------

                                                15,224           --         --
Provision for income taxes(1)                   (3,633)          --         --
                                              --------    -----------   --------
                                              $ 11,591    $      --     $   --
                                              ========    ===========   ========


Company's share of equity method
   investee's results from operations         ========    ===========   ========
   for producing activities                   $   --      $     6,090   $  3,241
                                              ========    ===========   ========


(1) Income tax expense is calculated by applying the statutory tax rate to operating profit, adjusted for applicable net operating loss carryforwards.


  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proven Oil and Gas Reserves (All within the Republic of Kazakhstan)

                                                    Year Ended December 31,
                                            ------------------------------------
                                               2002          2001         2000
                                            ---------    -----------   ---------
Future cash inflows                         $ 377,660    $      --     $    --
Future development costs                      (83,189)          --          --
Future production costs                       (50,952)          --          --
Future income tax expenses                    (55,699)          --          --
                                            ---------    -----------   ---------
Future net cash flows                         187,820           --          --
10% annual discount for
   estimated timing of cash flows             (59,081)          --          --
                                            ---------    -----------   ---------
Standardized measure of discounted net
   cash flows                               $ 128,739    $      --     $    --
                                            =========    ===========   =========

Minority interest                           $  51,496    $      --     $    --
                                            =========    ===========   =========

Company's share of equity method
   investee's standardized measure of       ---------    -----------   ---------
   discounted future net cash flows         $    --      $    40,344   $  70,281
                                            =========    ===========   =========

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                                 (IN THOUSANDS)


           Principal Sources of Change in the Standardized Measure of
                        Discounted Future Net Cash Flows

                                                    Year Ended December 31,
                                              ----------------------------------
                                                 2002         2001        2000
                                              ---------    ---------   ---------

Beginning balance                             $  80,688    $    --     $    --
Sales of oil produced, net of
   production and transportation costs          (28,028)        --          --
Extensions and discoveries                         --           --          --
Net changes in prices, production
   cost and future development cost             129,412         --          --
Net changes due to revisions of previous
   quantity estimates                           (63,344)        --          --
Development cost incurred                        10,287         --          --
Accretion of discount                            10,393         --          --
Net change in income taxes                      (10,669)        --          --
Other                                              --           --          --
                                              ---------    ---------   ---------
Ending balance                                $ 128,739    $    --     $    --
                                              =========    =========   =========


                                                     SUPPLEMENTAL INFORMATION
                                           SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                           (All Amounts in Thousands, Except Share Data)


2002 Quarterly Information

                                                                        For the Three Months Ended                     Total as of
                                                        -----------------------------------------------------------    ------------
                                                          March 31,       June 30,      September 30,  December 31,    December 31,
                                                          2002 (1)          2002            2002           2002            2002
                                                        ------------    ------------    ------------   ------------    ------------

Revenue (2)                                             $      8,379    $     10,646    $     13,446   $     12,662    $     45,133

Transportation and operating costs                             4,123           4,248           4,609          4,125          17,105

Depreciation and depletion                                     2,932           3,067           3,709          3,096          12,804
                                                        ------------    ------------    ------------   ------------    ------------
Operating income (loss)                                        1,324           3,331           5,128          5,441          15,224
                                                        ============    ============    ============   ============    ============
Income/(loss) before taxes and extraordinary

  Gains                                                       (2,893)              3           2,465          1,889           1,464

Income taxes                                                     233             287             352          1,813           2,685
                                                        ------------    ------------    ------------   ------------    ------------
Income/(loss) before extraordinary gains                      (3,126)           (284)          2,113             76          (1,221)

Extraordinary gains                                             --             5,338            --             --             5,338
                                                        ------------    ------------    ------------   ------------    ------------
Net income/(loss) available to common
  Stockholders                                          $     (3,126)   $      5,054    $      2,113   $         76    $      4,117
                                                        ------------    ------------    ------------   ------------    ------------

Basic earnings per share:
Loss per share before cumulative
  Extraordinary gain                                    $      (0.22)   $      (0.01)   $       0.06   $      (0.00)   $      (0.04)


Extraordinary gain                                      $       --      $       0.19            --             --      $       0.18
Net loss per share                                      $      (0.22)   $       0.18    $       0.06   $      (0.00)   $       0.14
Basic Weighted average number of shares
  Outstanding (basic)                                     14,283,801      27,955,630      38,209,501     38,209,501      29,753,569

Diluted earnings per share:
Loss per share before cumulative
  Extraordinary gain                                    $      (0.22)   $      (0.01)   $       0.05   $      (0.00)   $      (0.04)


Extraordinary gain                                      $       --      $       0.19    $       --     $       --      $       0.18
Net loss per share                                      $      (0.22)   $       0.18    $       0.05   $      (0.00)   $       0.14
Diluted Weighted average number of shares
  Outstanding (basic and diluted)                         14,283,801      28,488,711      39,134,622     38,209,615      29,753,682




                                               SUPPLEMENTAL INFORMATION
                                     SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                     (All Amounts in Thousands, Except Share Data)


2002 Quarterly Information (continued)

                                                                  For the Three Months Ended                 Total as of
                                                    -----------------------------------------------------    -----------
                                                    March 31,       June 30,   September 30,  December 31,   December 31,
                                                     2002(1)          2002         2002           2002           2002
                                                     -------        -------       -------       -------        -------
Reconciliation of quarterly data:
---------------------------------

Net income/(loss) available to common
  stockholders, as originally filed                  $(2,987)       $ 5,054       $ 2,113       $    76        $ 4,256
Adjustments to quarterly data (1)
     Revenue                                           8,379           --            --            --            8,379
     Transportation and operating costs                4,124           --            --            --            4,124
     Depreciation and depletion                        2,789           --            --            --            2,789
     Management service fee                              171           --            --            --              171
     General and administrative                        1,025           --            --            --            1,025
                                                     -------        -------       -------       -------        -------
Income/(loss) from operations                            270           --            --            --              270

Other income/expense:
  Equity income from investment                         (211)          --            --            --             (211)
  Currency exchange loss                                 (54)          --            --            --              (54)
  Income taxes                                          (232)          --            --            --             (232)
  Cumulative annual dividend accrued
     Series A Redeemable Preferred Stock                  63           --            --            --               63
  Discount accretion
     Series A Redeemable Preferred Stock                  25           --            --            --               25
  Other
                                                     -------        -------       -------       -------        -------
Net Adjustment to quarterly data income/(loss)       $  (139)       $  --         $  --         $  --          $  (139)
                                                     -------        -------       -------       -------        -------


                                                     -------        -------       -------       -------        -------
Net income/(loss) available to common
  stockholders, as adjusted                          $(3,126)       $ 5,054       $ 2,113       $    76        $ 4,117
                                                     =======        =======       =======       =======        =======

                                                     -------        -------       -------       -------        -------
Adjustment to net income/(loss) per share            $ (0.01)       $  0.00       $  0.00       $  0.00        $ (0.01)
                                                     =======        =======       =======       =======        =======


(1) As discussed in Note 1, In May 2002, the Company acquired an additional 10% interest in KKM. As a result of the acquisition the Company's financial statements have been consolidated with KKM on a retroactive basis to January 1, 2002. The Company previously accounted for its 50% investment in KKM using the equity method of accounting. The financial information presented for the first quarter ended March 31, 2002 has been restated to reflect the consolidation of KKM's financial results from operations for the first quarter ended 2002.

(2) Revenue is presented gross of transportation and marketing cost in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and
     Costs.


                                               SUPPLEMENTAL INFORMATION
                                     SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                     (All Amounts in Thousands, Except Share Data)


2001 Quarterly Information


                                                              For the Three Months Ended                     Total as of
                                             ------------------------------------------------------------    ------------
                                               March 31,       June 30,      September 30,   December 31,    December 31,
                                                 2001            2001            2001            2001            2001
                                             ------------    ------------    ------------    ------------    ------------

Operating expenses                           $     (1,134)   $     (1,368)   $     (1,190)   $     (1,391)   $     (5,083)
Other income (loss)                                  (565)            (75)         (4,575)         (3,398)         (8,613)
                                             ------------    ------------    ------------    ------------    ------------
Loss before cumulative effect of change in
  Accounting principle                             (1,699)         (1,443)         (5,765)         (4,789)        (13,696)
Cumulative effect of change in accounting
  Principle                                        (2,519)           --              --              --            (2,519)
                                             ------------    ------------    ------------    ------------    ------------
Net loss                                     $     (4,218)   $     (1,443)   $     (5,765)   $     (4,789)   $    (16,215)
                                             ------------    ------------    ------------    ------------    ------------
Cumulative annual dividend accrued
  Series A Redeemable Preferred Stock                 (63)            (62)            (63)            (62)           (250)
Discount accretion

  Series A Redeemable Preferred Stock                 (25)            (25)            (25)            (25)           (100)

                                             ------------    ------------    ------------    ------------    ------------
Net loss available to common stockholders    $     (4,306)   $     (1,530)   $     (5,853)   $     (4,876)   $    (16,565)
                                             ============    ============    ============    ============    ============

Basic and diluted earnings per share:

Loss per share before cumulative             $      (0.12)   $      (0.11)   $      (0.41)   $      (0.34)   $      (0.98)
  effect of change in accounting principle

Cumulative effect of change in               $      (0.18)   $       --      $       --      $       --      $      (0.18)
  Accounting principle
Net loss per share                           $      (0.30)   $      (0.11)   $      (0.41)   $      (0.34)   $      (1.16)
Weighted average number of shares
     Outstanding (basic and diluted)           14,283,746      14,283,801      14,283,801      14,283,801      14,283,788



                                                                 F-36

                                 Financial Statements

                                 Closed Type JSC Karakudukmunay


                                 For the Two Years ended December 31, 2001 with Report of Independent Auditors

Report of Independent Auditors


The Board of Directors and Stockholders
Closed Type JSC Karakudukmunay

We have audited the accompanying balance sheets of Closed Type JSC Karakudukmunay ("the Company") as of December 31, 2001 and 2000, and the related statements of operations, cash flows and stockholders' deficit for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Closed Type JSC Karakudukmunay at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


                                           /s/ Ernst & Young Kazakhstan
                                           ----------------------------
                                           Ernst & Young Kazakhstan

April 2, 2002
Almaty, Kazakhstan


                         Closed Type JSC Karakudukmunay
                              Balance Sheets as of
                                  December 31,
                         (In Thousands of U.S. Dollars)

                                                               2001        2000
                                                             --------    --------
ASSETS

Current assets:
     Cash                                                    $    556    $     51
     Trade receivables                                           --           680
     Prepaid and other receivables (Note 4)                     1,705       1,251
     Crude oil inventory                                          145         155
     Current VAT receivable (Note 5)                            1,925       3,100
                                                             --------    --------
Total current assets                                            4,331       5,237

Deferred tax assets (Note 11)                                      58        --
Long term VAT receivable (Note 5)                                --
                                                                              985
Materials and supplies                                          2,809       3,800
Property, plant and equipment, net (Note 6)                     4,741       4,682

Oil and gas properties, full cost (Note 7)
     Properties subject to depletion                           42,336      22,779
     Properties not subject to depletion                       17,173      20,527
                                                             --------    --------

                                                               59,509      43,306
                                                             --------    --------

TOTAL ASSETS                                                 $ 71,448    $ 58,010
                                                             ========    ========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                        $  9,914    $  8,926
     Accrued liabilities (Note 8)                                 675         795
     Current portion of loans payable to partner (Note 10)      5,000        --
                                                             --------    --------
Total current liabilities                                      15,589       9,721

Long-term debt  (Note 10)                                      58,438      58,605
Other long-term liabilities (Note 9)                              276          86
Deferred tax liability (Note 11)                                1,220        --

Stockholders' deficit:

Charter capital (Note 12)                                         200         200
Accumulated deficit                                            (4,275)    (10,602)
                                                             --------    --------
                                                               (4,075)    (10,402)
                                                             --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 71,448    $ 58,010
                                                             ========    ========

See accompanying notes.


                         Closed Type JSC Karakudukmunay
            Statement of Operations for the years ended December 31,
                         (In Thousands of U.S. Dollars)


                                                         2001            2000
                                                       --------        --------
Revenues:
   Oil sales                                           $ 36,575        $ 16,968


Costs and expenses:
   Transportation costs                                   8,297           3,213
   Operating expenses                                     5,246           3,676
   Depreciation and depletion                             9,479           3,598
   Management service fee                                   620             454
   General and administrative                             3,753           2,316
                                                       --------        --------
Total cost and expenses                                  27,395          13,257
                                                       --------        --------

Income (loss) from operations                             9,180           3,711

Other (income) expense:
   Interest income                                          (14)            (51)
   Interest expense                                       1,847           2,245
   Currency exchange (gain)/loss                           (258)             54
   Other                                                    116              58
                                                       --------        --------

Income (loss) before income taxes                      $  7,489        $  1,405
                                                       ========        ========

Income tax expense                                        1,162            --
                                                       --------        --------

Net income / (loss)                                    $  6,327        $  1,405
                                                       ========        ========



See accompanying notes.


                           Closed Type JSC Karakudukmunay
              Statements of Cash Flows for the years ended December 31,
                           (In Thousands of U.S. Dollars)


                                                                   2001        2000
                                                                 --------    --------

Cash flows from operating activities:
-------------------------------------
Net income (loss)                                                $  6,327    $  1,405

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and depletion                                          9,479       3,598
Loss from sale and disposition of fixed assets                        116          58
Management service fees                                               362        --
Accrued production bonus                                              190          86
Deferred  income taxes                                              1,162        --

Changes in working capital:
    (Increase)/decrease in prepaid and other receivables              227      (1,862)
    (Increase)/decrease in crude oil inventory                         (3)        272
    (Increase)/decrease in materials and supplies inventory           991      (2,664)
    (Increase)/decrease in VAT receivable                           2,160      (3,414)
    Increase in accounts payable and accrued liabilities              868       5,710
    Increase/(decrease) in accrued interest payable to partner     (2,897)      3,346
                                                                 --------    --------
Net cash provided by operating activities                          18,982       6,535

Cash flows from investing activities:
-------------------------------------
Purchase of property, plant and equipment                            (980)     (1,178)
Investments in oil and gas properties                             (23,911)    (27,205)
Proceeds from sale of fixed assets                                     45           3
Net proceeds from sales of non-commercial crude oil                  --          --
                                                                 --------    --------
Net cash used in investing activities                             (24,846)    (28,380)

Cash flows from financing activities:
-------------------------------------
Increase in loan payable to bank                                    1,600        --
Principal payments on bank loan                                    (1,600)       (578)
Increase in loan payable to partner due to cash contributions
    and other contributions                                         6,369      22,388
                                                                 --------    --------
Net cash provided by financing activities                           6,369      21,810

Net increase/(decrease)  in cash                                      505         (35)
Cash at beginning of year                                              51          86
                                                                 --------    --------
Cash at end of year                                              $    556    $     51
                                                                 ========    ========

Supplemental cash flow disclosure:
----------------------------------
         Interest paid to non-related parties                    $     14    $     33

Supplemental schedule of non-cash
    investing and financing activities:
---------------------------------------
         Increase in accrued management service fees             $  1,360    $   --


See accompanying notes.

                                        F-41

                         Closed Type JSC Karakudukmunay
                       Statement of Stockholders' Deficit
                         (In Thousands of U.S. Dollars)


                                         Authorized   Accumulated
                                      Charter Capital   Deficit          Total
                                      ---------------   --------       --------

As of  December 31,1999                        200       (12,007)       (11,807)

Net income for the year 2000                  --           1,405          1,405
                                          --------      --------       --------

As of  December 31, 2000                       200       (10,602)       (10,402)

Net income for the year 2001                  --           6,327          6,327
                                          --------      --------       --------

As of  December 31, 2001                  $    200      $ (4,275)      $ (4,075)
                                          ========      ========       ========


See accompanying notes.

                         Closed Type JSC Karakudukmunay
                        Notes to the Financial Statements
         (Amounts in thousands of U.S. dollars unless otherwise stated)


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

2.   Basis of Presentation

The Company maintains its accounting records and prepares its financial statements in U.S. dollars in accordance with the terms of the Agreement. Certain reclassifications have been made in the financial statements for 2000 to conform to the 2001 presentation.

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

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates prevailing as of the balance sheet date (150.20 and 144.50 Kazakh Tenge per U.S. dollar as of December 31, 2001 and 2000, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate the Company could realize or settle these assets and liabilities in U.S. dollars.

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


2.   Basis of Presentation (continued)

The Company had $6.57 million of net monetary liabilities denominated in Tenge as of December 31, 2001 and $1.67 million net monetary liabilities denominated in Tenge as of December 31, 2000.

Interest Capitalization
-----------------------

The Company capitalizes interest on significant construction projects. Assets qualifying for interest capitalization include significant investments in unproved properties and other major development projects that are not being depreciated, depleted, or amortized, provided that work is in progress at that time. The Company had interest expense of $2.92 million and $3.38 million for the years ended December 2001 and 2000, respectively. For the same periods, the Company capitalized interest totaling $1.07 million and $1.13 million, respectively.

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

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are valued at historical cost and are depreciated on a straight line basis over the estimated useful lives of the assets as follows:

                      Description                      Period
                      -----------                      ------

             Office buildings and apartments          20 years
             Office equipment                          3 years
             Vehicles                                  5 years
             Field buildings                          15 years
             Field equipment                       Up to 10 years

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


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

New Accounting Standards
------------------------

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended by SFAS 137 and 138, is effective for years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001. As a result of adoption of SFAS 133, the Company recognizes all derivative financial instruments in the financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in income or in stockholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. The Company has not identified any derivative financial instruments, which could be designated as fair value or cash flow hedges under SFAS 133 as of December 31, 2001.

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

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


2.   Basis of Presentation (continued)

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

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


4.   Prepaid and Other Receivables

The breakdown of Prepaid and Other Receivables is as follows:

                  Description                     December 31,  December 31,
                  -----------                         2001         2000
                                                     ------       ------

      Advanced payment for oil and gas assets        $ --         $  189
      Advanced payments for materials and supplies      588          --
      VAT receivable from drilling contractor          --            651
      Prepaid transportation costs                      959          291
      Other prepaid expenses                            158          120
                                                     ------       ------
      Total                                          $1,705       $1,251
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

6.   Property, Plant and Equipment

Upon full amortization of tangible assets, the right of ownership of the tangible assets shall be transferred to the Republic of Kazakhstan in accordance with the Agreement. The Company is entitled to the use of the fully amortized tangible assets during the whole term of the Agreement. A summary of property, plant and equipment is provided in the table below:

                                                    December 31,  December 31,
                Description                             2001         2000
                -----------                           -------      -------

     Office buildings and apartments                  $   326      $   312
     Office equipment and furniture                       770          552
     Vehicles                                           1,376        1,758
     Field buildings                                    4,304        3,652
     Field equipment and furniture                        492          479
                                                      -------      -------
         Total cost                                     7,268        6,753

     Accumulated depreciation                          (2,527)      (2,071)
                                                      -------      -------

     Property, plant and equipment, net               $ 4,741      $ 4,682
                                                      =======      =======

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


6.   Property, Plant and Equipment (continued)

Depreciation expense for property, plant, and equipment was $803,000 and $755,000 for years ending December 31, 2001 and 2000, respectively.

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

The composition of Oil and Gas Properties is as follows:

                                                    December 31, December 31,
                     Description                        2001        2000
                     -----------                      --------    --------

     Acquisition costs                                $    508    $    508
     Exploration and appraisal costs                    22,277      22,077
     Development cost                                   44,633      21,012
     Capitalized interest                                3,699       2,628
                                                      --------    --------
         Total oil and gas properties at cost         $ 71,117    $ 46,225
                                                      ========    ========

     Total costs not subject to amortization          $ 17,173    $ 20,527
                                                      ========    ========

     Total costs subject to amortization                53,944      25,698
     Accumulated amortization                          (11,608)     (2,919)
                                                      --------    --------
           Net properties subject to amortization     $ 42,336    $ 22,779
                                                      ========    ========


The full cost ceiling test results as of December 31, 2001 support the carrying amount of the assets disclosed above. Therefore, no impairment provision has been made.

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


8.   Accrued Liabilities

                                                December 31,  December 31,
               Description                          2001        2000
               -----------                          ----        ----

     Accrued management service fee                 $574        $574
     Accrued taxes payable                            36         156
     Other accrued liabilities                        65          65
                                                    ----        ----

         Total accrued liabilities                  $675        $795
                                                    ====        ====

9.   Other Long-Term Liabilities

Other long-term liabilities represent production based bonuses, which will be payable to the Government of Kazakhstan amounting to $500,000 when cumulative production reaches ten million barrels and $1.2 million when cumulative production reaches 50 million barrels. Under current Kazakhstan tax law, the production bonuses will be considered tax deductible expenditures in the calculation of profits taxes. The Company accrues the production bonuses in relation to cumulative oil production. The Company accrued $190,000 and $86,000 in production bonuses for the years ended December 31, 2001 and December 31, 2000, respectively.

10.  Long-term Debt

                                                 December 31,     December 31,
               Description                           2001            2000
               -----------                         --------        --------

     Loans payable to partner
         Cash funding                              $ 47,317        $ 42,477
         Management service fee                       7,675           6,315
         Other expenditures                           4,715           3,186
         Accrued interest payable                     3,731           6,627
                                                   --------        --------
                                                     63,438          58,605
     Less current portion                            (5,000)           --
                                                   --------        --------

         Total long-term debt                      $ 58,438        $ 58,605
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

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


11.  Taxes

The Company is subject to corporate income tax at the prevailing statutory rate of 30%. Income (loss) from continuing operations before provision for income taxes consists of:

                                                     Year ended December 31,
                                                        2001        2000
                                                      -------     -------

          Income/(Loss) before income taxes           $ 7,489     $ 1,405
                                                      =======     =======


The provision for income taxes consists of:

                                                     Year ended December 31,
                                                        2001        2000
                                                      -------     -------
          Income tax provision:
            Current                                      --          --
            Deferred                                    1,162        --
                                                      -------     -------
          Total provision for income taxes            $ 1,162     $  --
                                                      =======     =======


The following table summarizes the significant differences between the statutory tax rate and the Company's effective tax rate for financial statement purposes:


                                                     Year ended December 31,
                                                        2001        2000
                                                      -------     -------
          Statutory tax rate                               30%         30%

          Income taxes (benefit) computed
            at statutory rate                         $ 2,247     $   422
          Losses and expenses with no tax
            benefit                                     1,608         487
          Utilization of net operating
            loss carryforwards                           --          --
          Change in asset valuation allowance
                                                       (2,693)       (909)
                                                      -------     -------
          Income tax provision                        $ 1,162     $  --
                                                      =======     =======

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


11.  Taxes (continued)

The components of the Company's deferred tax assets and liabilities are as follows:

                                                 Year ended December 31,
                                                     2001      2000
                                                   -------   -------
           Deferred tax assets:
             Oil and gas properties                $    24   $   253
             Net operating loss carryforwards           34       908
                                                   -------   -------
           Total deferred tax assets before             58     1,161
                valuation allowance
             Valuation allowance                      --      (1,161)
                                                   -------   -------
           Net deferred tax assets                      58      --

           Deferred tax liabilities
             Oil and gas properties and
                other book/tax differences           1,220      --
                                                   -------   -------
           Total deferred tax liabilities            1,220      --

                                                   -------   -------
           Net deferred tax liabilities (assets)   $ 1,162   $  --
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

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


12.  Charter Capital

The total Charter Fund contribution specified in the Founders Agreement of the Company is $200,000. Each of the founders' portion of the Charter Fund and their respective participating interest in the Company is:

                                                 December 31, 2001         December 31, 2000
                                              ----------------------    ----------------------
                                                Charter                   Charter
                                              Contribution   Percent    Contribution   Percent
                                              ------------   -------    ------------   -------
KazakhOil                                        $ 80          40%          $ 80         40%
Korporatsiya Mangistau Terra International         20          10%            20         10%
Central Asian Petroleum (Guernsey)
 Limited - CAP-G                                  100          50%           100         50%
                                                 ----         -----         ----        -----

Total charter capital                            $200          100%         $200         100%
                                                 ====                       ====

KazakhOil JSC ("KazakhOil") is the national petroleum company of the Republic of Kazakhstan.

13.  Contingencies

Shell Capital Loan
------------------

In November 1999, Chaparral entered into the Loan with Shell Capital to provide up to $24 million to partially fund the development of the Karakuduk Field. In May 2001, the Loan was amended to provide Chaparral with up to $8 million in uncommitted working capital (the "Bridge Loan"), repayable on or before September 30, 2001. The Company and CAP-G both signed the Loan and Bridge Loan as "co-obligors," assuming certain obligations and commitments to Shell Capital and to Chaparral, as the borrower. The Company, however, continues to borrow funds directly from CAP-G in accordance with the terms of the Agreement.

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

As a co-obligor of the Loan, the Company is subject to the following pledges, covenants, and other restrictions:

(v) A pledge of the Company's receivables, including proceeds from the sale of crude oil, to Shell Capital in the event of default of the Loan;

(vi) A pledge of the Company's right to insurance proceeds to Shell Capital in the event of default of the Loan;

As a condition of the Loan, the Company entered into a crude oil sales agreement with Shell Trading International Limited ("STASCO"), an affiliate of Shell Capital, for the purchase of 100% of the Company's oil production from the Karakuduk Field on the export market. The Loan requires the Company to sell all of its net oil production to STASCO, unless otherwise agreed. The Company sold approximately 1.81 million barrels of oil to STASCO during 2001, and

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


13.  Contingencies (continued)

approximately 604,000 barrels during 2000. Furthermore, the Government of the Republic of Kazakhstan required the Company to sell approximately 375,000 and 161,000 barrels of oil to the local market for the years ended December 31, 2001 and December 31, 2000, respectively. Although the Loan has been called in default by Shell Capital Services Limited, the Company has continued to sell its crude oil to STASCO on the export market in accordance with the Loan and the STASCO agreement.

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

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


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

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the SEC and Statement of Financial Accounting Standards ("SFAS") 69, Disclosures About Oil and Gas Producing Activities.

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

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                           (All Amounts in Thousands)


Proved Oil and Gas Reserve Quantities
(All within the Republic of Kazakhstan)

                                                            Oil        Gas
                                                          Reserves  Reserves
                                                          (bbls.)    (Mcf.)
                                                          --------  ---------
Proved developed and undeveloped reserves:

Balance December 31, 1999                                   20,142          -
Revision of previous estimates                                   -          -
Extensions, discoveries and other additions                 13,633          -
Production                                                   (730)          -
Balance December 31, 2000                                   33,045          -
Revision of previous estimates                             (1,978)          -
Extensions, discoveries and other additions                  1,043          -
Production                                                 (2,189)          -
                                                          ---------  ---------
Balance December 31, 2001                                   29,921          -
                                                          =========  =========

Proved Developed Reserves:

Balance December 31, 2000                                   10,414          -
                                                          =========  =========
Balance December 31, 2001                                   13,520          -
                                                          =========  =========

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                           (All Amounts in Thousands)


Capitalized Costs Relating to Oil and Gas Producing Activities
         (All within the Republic of Kazakhstan)

                                                    Year Ended December 31,
                                                       2001         2000
                                                     --------     --------

     Unproved oil and gas properties                 $ 23,179     $ 29,892
     Proved oil and gas properties                     58,015       26,886
                                                     --------     --------

     Accumulated depreciation and depletion           (14,135)      (4,990)
                                                     --------     --------

     Net capitalized cost                            $ 67,059     $ 51,788
                                                     ========     ========


Cost Incurred in Oil and Gas Property Acquisition, Exploration,
   and Development Activities
         (All within the Republic of Kazakhstan)

                                                    Year Ended December 31,
                                                       2001         2000
                                                     --------     --------

     Acquisition costs                               $   --       $   --
     Exploration and appraisal costs                      200        5,060
     Development costs                                 24,692       22,144
                                                     --------     --------
                                                     $ 24,892     $ 27,204
                                                     ========     ========

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                           (All Amounts in Thousands)

Results of operations for producing activities
         (All within the Republic of Kazakhstan)

                                                     Year Ended December 31,
                                                        2001        2000
                                                      --------    --------

     Oil revenue                                      $ 36,575    $ 16,968
     Transportation costs                               (8,297)     (3,213)
     Operating expenses                                 (5,246)     (3,676)
     Depreciation, depletion, and amortization          (9,479)     (3,598)
                                                      --------    --------
                                                        13,553       6,481

     Provision for income taxes(1)                      (1,373)       --
                                                      --------    --------
                                                      $ 12,180    $  6,481
                                                      ========    ========


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

                                                   Year Ended December 31,
                                                   -----------------------
                                                      2001          2000
                                                   ---------     ---------

     Future cash inflows                           $ 305,579     $ 430,082
     Future development costs                        (92,433)      (92,685)
     Future production costs                         (57,945)      (46,477)
     Future income tax expenses                      (34,132)      (71,000)
                                                   ---------     ---------
     Future net cash flows                           121,069       219,920
     10% annual discount for
          estimated timing of cash flows             (40,381)      (79,358)
                                                   ---------     ---------
     Standardized measure of discounted net
          cash flows                               $  80,688     $ 140,562
                                                   =========     =========


Principal sources of change in the standardized measure of discounted future net cash flows

                                                  Year Ended December 31,
                                                 -------------------------
                                                    2001          2000 (1)
                                                 ---------       ---------

     Beginning balance                           $ 140,562       $ 122,623
     Sales of oil produced, net of
          production and transportation costs      (23,032)        (10,079)
     Extensions and discoveries                      7,094          69,464
     Net changes in prices, production
          cost and future development cost         (93,058)        (75,990)
     Net changes due to revisions of previous
          quantity estimates                       (13,459)           --
     Development cost incurred                      24,692          22,144
     Accretion of discount                          18,519          16,496
     Net change in income taxes                     21,387          (2,296)
     Other                                          (2,017)         (1,800)
                                                 ---------       ---------
     Ending balance                              $  80,688       $ 140,562
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


                    SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                         (All Amounts in Thousands)


2001 Quarterly Information

                                                       For the Three Months Ended
                                                     (In Thousands of U.S. Dollars)                     Total as of
                                      -----------------------------------------------------------------------------
                                      March 31,        June 30,      September 30,     December 31,     December 31,
                                        2001             2001             2001             2001             2001
                                      --------         --------         --------         --------         --------

Revenue (1)                           $  8,436         $  9,559         $  6,916         $ 11,664         $ 36,575
Transportation and operating costs      (3,082)          (3,198)          (2,046)          (5,217)         (13,543)
Depreciation and depletion              (1,931)          (2,132)          (1,828)          (3,588)          (9,479)
                                      --------         --------         --------         --------         --------
Operating income (loss)                  3,423            4,229            3,042            2,859           13,553
                                      ========         ========         ========         ========         ========

Income (loss) before income taxes     $  1,667         $  2,712         $  1,677         $  1,433         $  7,489

     Income tax provision                 --               --               --              1,162            1,162
                                      --------         --------         --------         --------         --------

Net income (loss)                     $  1,667         $  2,712         $  1,677         $    271         $  6,327
                                      ========         ========         ========         ========         ========



(1) Revenue is presented gross of transportation and marketing cost in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and
     Costs.


                    SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                          (All Amounts in Thousands)


2000 Quarterly Information

                                                        For the Three Months Ended
                                                      (In Thousands of U.S. Dollars)                    Total as of
                                      -----------------------------------------------------------------------------
                                      March 31,        June 30,      September 30,     December 31,     December 31,
                                        2000             2000             2000             2000             2000
                                      --------         --------         --------         --------         --------

Revenue(1)                            $   --           $  4,552         $  4,341         $  8,075         $ 16,968
Transportation and operating costs        --             (1,863)          (2,235)          (2,791)          (6,889)
Depreciation and depletion                (180)            (828)            (884)          (1,706)          (3,598)
                                      --------         --------         --------         --------         --------
Operating income (loss)                   (180)           1,861            1,222            3,578            6,481
                                      ========         ========         ========         ========         ========

Income (loss) before income taxes     $ (1,209)        $    625         $   (148)        $  2,137         $  1,405

     Income tax provision                 --               --               --               --               --
                                      --------         --------         --------         --------         --------

Net income (loss)                     $ (1,209)        $    625         $   (148)        $  2,137         $  1,405
                                      ========         ========         ========         ========         ========


(1) Revenue is presented gross of transportation and marketing cost in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and
     Costs.





                                      F-61