Form 10-Q
period 2003-03-31
CHAPARRAL RESOURCES INC
filed 2003-05-15
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

         YES  |X|          NO  |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         YES  |_|          NO  |X|


     As of May 12, 2003 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.


                      Part I - Summarized Financial Information

                            Item 1 - Financial Statements

                              Chaparral Resources, Inc.
                             Consolidated Balance Sheets
                                   (In Thousands)

                                                               March 31,   December 31,
                                                                 2003          2002
                                                              (Unaudited)   (Audited)
                                                               ---------    ---------
Assets
Current assets:
   Cash and cash equivalents                                   $   1,838    $   4,295
   Accounts receivable:
     Oil sales receivable                                          2,471        1,993
     VAT receivable                                                1,854        1,999
   Prepaid expenses                                                2,519        2,456
   Crude oil inventory                                             2,052          548
                                                               ---------    ---------
Total current assets                                              10,734       11,291

Materials and supplies                                             3,443        2,457
Other                                                                  5            5
Property, plant and equipment:
   Oil and gas properties, full cost:
   Properties subject to depletion                                87,279       84,833
   Properties not subject to depletion                            10,562        8,814
                                                               ---------    ---------
                                                                  97,841       93,647
Furniture and fixtures and other equipment                         8,408        8,210
                                                               ---------    ---------
                                                                 106,249      101,857
Less - accumulated depreciation, depletion, and amortization     (30,149)     (28,302)
                                                               ---------    ---------
Property, plant and equipment, net                                76,100       73,555

Total assets                                                   $  90,282    $  87,308
                                                               =========    =========

See accompanying notes.


                            Chaparral Resources, Inc.
                     Consolidated Balance Sheets (continued)
                                 (In Thousands)

                                                             March 31,   December 31,
                                                                2003         2002
                                                            (Unaudited)   (Audited)
                                                             ---------    ---------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                          $   4,328    $   2,809
   Accrued liabilities:
     Accrued compensation                                          265          227
     Other accrued liabilities                                   2,178        2,432
     Current income tax liability                                1,844        1,939
     Accrued interest payable                                      356          250
   Current portion of loans payable to affiliates                7,000        6,000
                                                             ---------    ---------
Total current liabilities                                       15,971       13,657

Loans payable to affiliates                                     27,057       27,998
Deferred tax liability                                           1,183          746
Long term assets retirement obligation                             558         --
Accrued production bonus                                           516          477
                                                             ---------    ---------
Long Term Liabilities                                           29,314       29,221
Minority Interest                                                  839          321
                                                             ---------    ---------
Total liabilities                                               46,124       43,199
Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of  $0.0001 par value; issued and outstanding,
     38,209,502 shares as of March 31, 2003 and
     December 31, 2002                                               4            4
   Capital in excess of par value                              107,226      107,226
   Accumulated deficit                                         (63,072)     (63,121)
                                                             ---------    ---------
Total stockholders' equity                                      44,158       44,109
                                                             ---------    ---------
Total liabilities and stockholders' equity                   $  90,282    $  87,308
                                                             =========    =========

See accompanying notes.


                               Chaparral Resources, Inc.
                   Consolidated Statements of Operations (Unaudited)
                           (In Thousands, Except Share Data)

                                                            For the Three Months Ended
                                                           ----------------------------
                                                             March 31,      March 31,
                                                               2003            2002
                                                           ------------    ------------

Revenue                                                    $      7,813    $      8,379
Costs and expenses:
   Transportation costs                                           1,663           2,248
   Operating expenses                                             1,122           1,875
   Depreciation and depletion                                     2,438           2,932
   Management service fee                                           134             171
   Hedge losses                                                    --               698
   Accretion expense                                                 14            --
   General and administrative                                     1,352           1,548
                                                           ------------    ------------
Total costs and expenses                                          6,723           9,472
                                                           ------------    ------------
Income/(loss) from operations                                     1,090          (1,093)
Other income (expense):
   Interest income                                                    5               1
   Interest expense                                              (1,121)         (1,749)
   Minority interest                                               (518)           --
   Currency exchange loss                                           (65)            (54)
   Gain/(Loss) on disposition of assets                              (8)              1
                                                           ------------    ------------
Loss before income taxes and cumulative effect of
   change in accounting principle                                  (617)         (2,894)
Income tax expense                                                  352             232
                                                           ------------    ------------
Loss before cumulative effect of change in
   accounting principle                                            (969)         (3,126)
Cumulative effect of change in accounting principle,
   net of tax                                                     1,018            --
                                                           ------------    ------------
Net income/(loss) available to common
   Stockholders                                            $         49    $     (3,126)
                                                           ============    ============

Basic and diluted earnings per share:
Loss per share before cumulative effect of change in
accounting principle                                       $      (0.03)   $      (0.22)
Cumulative effect of change in accounting principle                0.03            --
Net income/(loss) per share                                $       0.00    $      (0.22)
Weighted average number of shares outstanding (basic and
diluted)                                                     38,209,501      14,283,801


See accompanying notes.


                            Chaparral Resources, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)


                                                         For the Three Months Ended
                                                         --------------------------
                                                            March 31,  March 31,
                                                              2003        2002
                                                             -------    -------
Cash flows from operating activities
Net income/(loss)                                            $    49    $(3,126)
Adjustments to reconcile net income/(loss) to
   Net cash provided in operating activities:
     Depreciation, depletion, and amortization                 2,438      2,932
     Loss/(gain) on disposition of furniture and fixtures          8         (1)
     Cumulative effect of change in accounting
       Principal                                              (1,018)      --
     Accretion expense                                            14       --
     Hedge losses                                               --          698
Amortization of note discount                                     59       --
     Minority interest                                           518       --
     Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                      (333)      (494)
       Prepaid expenses                                          (63)    (2,206)
       Crude oil inventory                                      (545)      (188)
     Increase (decrease) in:
       Accounts payable and accrued liabilities                1,208      2,709
       Accrued interest payable                                  106        139
       Other liabilities                                          39         49
                                                             -------    -------
Net cash provided in operating activities                    $ 2,480    $   512
                                                             -------    -------

Cash flows from investing activities
Additions to property, plant, and equipment                  $  (207)   $  (104)
Acquisition of oil and gas properties                         (3,744)    (2,287)
Materials and supplies inventory                                (986)       788
Proceeds from disposition of assets                             --            5
                                                             -------    -------
Net cash used in investing activities                        $(4,937)   $(1,598)
                                                             -------    -------


                            Chaparral Resources, Inc.
          Consolidated Statements of Cash Flows (continued) (Unaudited)
                                 (In Thousands)

                                                       For the Three Months Ended
                                                       --------------------------
                                                         March 31,     March 31,
                                                           2003           2002
                                                          -------       -------
Cash flows from financing activities
Proceeds from loans from banks                            $  --         $   999
                                                          -------       -------
Net cash provided by financing activities                 $  --         $   999
                                                          -------       -------

Net increase (decrease) in cash and
   cash equivalents                                       $(2,457)      $   (87)
Cash and cash equivalents at beginning
   of period                                                4,295           730
                                                          -------       -------
Cash and cash equivalents at end of period                $ 1,838       $   643
                                                          =======       =======



See accompanying notes.

                                       6

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

1.   General

Chaparral Resources, Inc. ("Chaparral") was incorporated in the state of Colorado on January 13, 1972, principally to engage in the exploration, development and production of oil and gas properties. Chaparral focuses substantially all of its efforts on the exploration and development of the Karakuduk Field, an oil field located in the Central Asian Republic of Kazakhstan. In 1999, Chaparral reincorporated from Colorado to Delaware.

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

As of March 31, 2003, Chaparral owns a 60% interest in KKM, a Kazakhstan Joint Stock Company of Closed Type. KKM was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau Oblast region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Oblast Region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement. KKM is owned jointly by CAP-G (50%), MTI (10%), and KazMunayGaz JSC ("KMG") (40%). KMG is the national petroleum company of Kazakhstan.

KKM's rights to the Karakuduk Field may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of KKM's registration. The Agreement can be extended to a date agreed between the Ministry of Energy and Mineral Resources and KKM as long as production of petroleum and/or gas is continued in the Karakuduk Field.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the financial statements for both Chaparral and KKM included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

2.   New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 on January 1, 2003. See Note 6 for results of the adoption of SFAS 143.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

2.   New Accounting Standards (continued)

In January 2003, the FASB issued FASB-Interpretation ("FIN") 46, Consolidation of Variable Interest Entities (VIEs), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns, or both. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities no later than the third quarter of 2003. Certain of the disclosure requirements are required in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not identified any VIEs that must be consolidated.

3.   Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and has a working capital deficiency as of March 31, 2003. In addition, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs, which generates substantially less revenue than oil sold on the export market. Furthermore, during the first quarter ended March 31, 2003, the Company's export quota has been limited to approximately 59% of the Company's production available for sale. These conditions create uncertainties relating to the Company's ability to meet all expenditure and cash flow requirements through fiscal year 2003.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company has attempted, in accordance with the Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field through discussions with the Government of Kazakhstan. The Company plans to continue to work with the Government to increase its export quota and minimize or eliminate future local sales requirements. The Company is considering whether to initiate arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan. However, no assurances can be provided that the arbitration, if instituted, will be successful or that if successful, the Company will be able to enforce the award in Kazakhstan, or that the Company will be able to export 100% or a significant portion of its production and that the Company's cash flow from operations will be sufficient to meet working capital requirements in the future, which may require the Company to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

4.   Restatement of Quarter ended March 31, 2002

In May 2002, Chaparral increased its ownership in KKM from 50% to 60% through the acquisition of 100% of the outstanding stock of MTI, a Kazakhstan company.

As a result of the acquisition of MTI, the Company obtained a controlling interest in KKM. Consequently, the Company's financial statements have been consolidated with KKM on a retroactive basis to January 1, 2002. The Company previously accounted for its 50% investment in KKM using the equity method of accounting, which is reflected in the Company's financial statements originally presented for the quarter ended March 31, 2002. The presentation of the consolidated statement of operations and consolidated statement of cash flows for the quarter ended March 31, 2002 has been changed to reflect the consolidation of KKM financial results for the quarter ended March 31, 2002. See table below for reconciliation of net loss available to common stockholders for the quarter ended March 31, 2002.

                                                          March 31,
                                                            2002
                                                     (In Thousands, Except
                                                        For Share Data)
                                                        ---------------

            Reconciliation:
            ---------------

            Net loss available to common stockholders, as
            originally filed                                $(2,987)
            Adjustments to quarterly data
                 Revenue                                      8,379
                 Transportation and operating costs           4,124
                 Depreciation and depletion                   2,789
                 Management service fee                         171
                 General and administrative                   1,025
                                                            -------
            Income/(loss) from operations                       270

            Other income/(expense):
              Equity income from investment                    (211)
              Currency exchange loss                            (54)
              Income taxes                                     (232)
              Cumulative annual dividend accrued
                 Series A Redeemable Preferred Stock             63
              Discount accretion
                 Series A Redeemable Preferred Stock             25
              Other
                                                            -------
            Net Adjustment to quarterly data loss           $  (139)
                                                            -------

            Net loss available to common stockholders,
              as adjusted                                   $(3,126)
                                                            =======

                                                            -------
            Adjustment to net loss per share                $ (0.01)
                                                            =======

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

5.   Crude Oil Inventory

Crude oil inventory represents production costs associated with lifting and transporting crude oil from the Karakuduk Field to the KazTransOil pipeline. Crude oil placed into the KazTransOil pipeline is held as inventory until formally nominated and delivered for sale. Crude oil inventory as of March 31, 2003 represents approximately 235,000 barrels of crude oil, an increase of 148,000 barrels from 87,000 barrels of crude oil as of December 31, 2002. The increase in crude oil inventory is mainly due to the export sales limitations imposed on the Company during the first quarter 2003. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on crude oil sales to the local market and export quotas.

6.   Asset Retirement Obligation

As discussed in Note 2, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company used an amount equal to the undiscounted cash flows associated with the asset retirement obligation ("ARO") in determining depreciation, depletion, and amortization ("DD&A") rates. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The cumulative effect of the change on prior years resulted in a gain of $1.02 million, or $0.03 per share, which is included in income for the period ended March 31, 2003.

Since 1995, the business of Chaparral has been the development of the Karakuduk Field. The Company is still in the early stages of development and continues to develop the field by drilling additional wells, expansion of its oil storage capacity, installation of additional gathering and processing facilities, and the full implementation of the central processing facility. The Company is legally required under the Agreement to restore the field to its original condition. The Company recognized the fair value of its liability for an asset retirement obligation as of January 1, 2003 in the amount of $516,000 and capitalized that cost as part of the cost basis of its oil and gas properties and depletes it using the units of production method over proved reserves.

On February 12, 2003, the Company commenced a new drilling campaign to further develop and commercially produce the oil reserves in the Karakuduk Field. As a result of the new drilling campaign, the Company revised its estimate of retirement costs to include expected additions to the Karakuduk Field during 2003. This change in estimate did not result in any charge to income for the period ended March 31, 2003. The following table describes all changes to the Company's asset retirement obligation liability:

                                                              March 31,
                                                                2003
                                                           (In Thousands)
                                                           --------------
          Asset retirement obligation at beginning of period   $ --
          Liability recognized in transition                      516
          Accretion expense                                        14
          Revision in estimated cash flows                         28
                                                               ------
          Asset retirement obligation at end of period         $  558
                                                               ======

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

6.   Asset Retirement Obligation (continued)

The pro forma effects of the application of SFAS 143 as if the Statement had been adopted for periods prior to January 1, 2003 are presented below:


(In Thousands, Except Share Data)

            Pro forma amounts assuming the accounting
            change is applied retroactively
                                               For the Three Months Ended
                                             ------------------------------
                                             March 31, 2003  March 31, 2002
                                             --------------  --------------
            Net income/(loss)                    $    49       $  (3,002)
            Net income/(loss) per common share   $  0.00       $   (0.21)


7.   Loans from Affiliates

CAIH Note
---------

In May 2002, the Company borrowed $4 million from Central Asian Industrial Holdings, N.V. ("CAIH") in exchange for a three year note bearing interest at 12% per annum (the "CAIH Note"). Along with the CAIH Note, CAIH received a warrant to purchase 3,076,923 shares of the Company's common stock at $1.30 per share (the "CAIH Warrant"). The CAIH Note was recorded net of a $2.47 million discount, based on the fair market value of the CAIH Warrant. The discount is amortized using the effective interest rate over the life of the CAIH Note. The principal balance of the CAIH Note is due on May 10, 2005 and accrued interest is payable quarterly.

In June 2002, the Company prepaid $2 million of the $4 million outstanding principal balance of the CAIH Note. As a result, the Company recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount on the CAIH Note. The Company recognized $118,000 in interest expense on the CAIH Note for the three months ended March 31, 2003, including $59,000 of interest on outstanding principal and $59,000 in discount amortization.

KKM Credit Facility
-------------------

In May 2002, KKM established a five-year, $33 million credit line ("KKM Credit Facility") with JSC Kazkommertsbank ("Kazkommertsbank"), an affiliate of CAIH. The KKM Credit Facility consists of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $1.16 million of interest expense on the KKM Credit Facility for the three months ended March 31, 2003.

The non-revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14% and is repayable over a five-year period with final maturity in May 2007. Accrued interest is payable quarterly, beginning in December 2002, and KKM must begin making quarterly principal payments in May 2003. During May 2003, the Company received an extension until June 1, 2003 to pay the principal and interest of $1.5 million to Kazkommertsbank, which was originally due on May 6, 2003.

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

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

7.   Loans from Affiliates (continued)

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

The KKM Credit Facility stipulates certain events of default, including, but not limited to, KKM's inability to meet the terms of the KKM Credit Facility, KKM's failure to meet it obligations to third parties in excess of $100,000, and the Company's involvement in legal proceedings in excess of $100,000 where an adverse judgment against the Company occurs or is expected to occur. If an event of default does occur and is not waived by the lender, Kazkommertsbank has a right to call the KKM Credit Facility immediately due and payable and/or exercise its security interest by enforcing its collateral right on the Company's shares in KKM. Furthermore, in the event of a material adverse change in the financial or credit markets, Kazkommertsbank has a right to unilaterally alter any terms and conditions of the KKM Credit Facility, including the rate of interest, by written request. KKM may either agree to the amended terms or repay the outstanding KKM Credit Facility within 10 days of notification.

The maturity schedule of the Company's indebtedness as of March 31, 2003, is as follows:

                                          Principal
                            Date          Amount Due
                           --------------------------
                            2003          $ 6,000,000
                            2004            7,000,000
                            2005           10,000,000
                            2006            8,000,000
                            2007            4,000,000
                           --------------------------
                           Total         $ 35,000,000

8.   Common Stock

During the quarter ended March 31, 2003, stock options to purchase 1,383 shares of the Company's common stock granted in 1998 to various employees and consultants of the Company expired. The expired options had exercise prices ranging between $127.20 and $145.80 per share.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

9.   Income Taxes

Income tax expense as reported entirely relates to foreign income taxes provided on the Company's operations within the Republic of Kazakhstan. KKM's principal agreement with the government of the Republic of Kazakhstan for the exploration, development and production of oil in the Karakuduk Field specifies the income taxes and other taxes applicable to KKM, which is subject to the tax laws of the Republic of Kazakhstan. The Company has used the best estimates available to determine its current and deferred tax liabilities within Kazakhstan.

10.  Commitments and Contingencies

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

In December 2002, KKM received a claim from the Ministry of State Revenues of the Republic of Kazakhstan for $9.1 million (the "Tax Claim") relating to additional unpaid taxes and penalties covering the three years from 1999 to 2001. KKM has appealed the claim and has contracted legal firms in Kazakhstan to assist with the appeal process. Based on the assessments of KKM's management and legal counsel, it is the Company's opinion that the ultimate resolution of the Tax Claim, after taking into account reserves previously made, will not have a material adverse effect on the financial position or operating results of the Company.

Basis of Accounting
-------------------

KKM maintains its statutory books and records in accordance with U.S. generally accepted accounting principles ("GAAP") and calculates taxable income or loss using the existing Kazakh tax legislation in effect on August 30, 1995, the date the Agreement was signed. The Company considers these accounting methods correct under the terms of the Agreement. The Republic of Kazakhstan currently requires companies to comply with Kazakh accounting regulations and to calculate tax profits or losses in accordance with these regulations as well as the prevailing tax law.

11.  Subsequent Events

Due to maintenance and repairs at the port of Odessa as well as ongoing discussions with the government of Kazakhstan regarding the export quota limitation, KKM was unable to sell any oil during the month of April 2003. Accordingly, the Company did not receive any revenue from oil sales for that period. On April 29, 2003, Kazkommertsbank provided a line of credit for $2.5 million to the Company to cover necessary operating expenditures. Subsequently, the Company received quota for, and expects to sell, approximately 320,400 barrels of crude oil on the export market in May 2003. The Company has drawn down $1.5 million from the line of credit to cover the required transportation costs for the May 2003 oil sale. The line of credit is due on May 29, 2003 and accrues simple interest at an annual rate of 14% and is expected to be repaid from the proceeds of the May sale.

Under the requirements of the KKM Credit Facility, KKM was required to begin making quarterly principal payments in May 2003 to Kazkommertsbank. The Company received an extension until June 1, 2003 to make the principal and interest payment of $1.5 million to Kazkommertsbank, which was originally due on May 6, 2003. The Company expects to make such payment from the proceeds of the current export sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity and Capital Resources

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses and has a working capital deficiency as of March 31, 2003. In addition, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs, which generates substantially less revenue than oil sold on the export market. Furthermore, during the first quarter of 2003, the Company's export quota has been limited to approximately 59% of the Company's production available for sale. These conditions create uncertainties relating to the Company's ability to meet all expenditure and cash flow requirements through fiscal year 2003.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Our short and long-term liquidity is impacted by local oil sales obligations on oil and gas producers within Kazakhstan to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of our Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in approximately $10 to $12 less cash flow per barrel for the first quarter 2003 local oil sales. Furthermore, the government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production. These steps include continuing to work with the Government to increase our export quota and minimize or eliminate future local sales requirements. The Company is considering whether to initiate arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan. However, no assurances can be provided that the arbitration, if instituted, will be successful or that if successful, the Company will be able to enforce the award in Kazakhstan, or that the Company will be able to export 100% or a significant portion of its production and that the Company's cash flow from operations will be sufficient to meet working capital requirements in the future, which may require the Company to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling costs, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, plant and equipment (generators, pumps, communications, etc.) and other field facilities. We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. In the short-term, our biggest operational priority is to increase our daily production levels by introducing a water injection program, installing electric submersible pumps, performing hydraulic fracturing, and drilling additional wells. Accordingly, management expects the Karakuduk Field production to increase from its current level of approximately 7,000 barrels of oil per day to approximately 11,200 barrels of oil per day by year-end.

In addition, the Company plans to drill a series of 12 wells in 2003, which will increase the total number of wells drilled to 48 by year-end. As of May 12, 2003, the Company has successfully completed the first three wells of its 2003 drilling program, Karakuduk Well Nos. 141, 111 and 193, with initial production rates of approximately 630, 210, and 375 barrels of oil per day, respectively. Karakuduk Well No. 145 was spudded on May 6, 2003 and is expected to be drilled to a depth of approximately 11,300 feet (3,450 meters). KKM has successfully completed every well drilled to date.

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

2.   Results from Operations

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

Our operations for the three months ended March 31, 2003 resulted in a net income of $49,000 compared to a net loss of $3.13 million as of March 31, 2002. The $3.18 million increase in our net income primarily relates to (i) recognition of a $1.02 million gain as a result of the adoption of SFAS 143,
(ii) lower costs associated with the refinancing of our debt obligations with Shell Capital, Inc., (iii) expiration of the hedge agreement during 2002, and
(iv) improved operational results from the Karakuduk Field.

Revenues. Revenues were $7.81 million for the first quarter of 2003 compared with $8.38 million for the first quarter of 2002. The $566,000 decrease is the result of lower oil sales quota received during the first quarter 2003 net of higher oil prices received during the first quarter 2003. During the first quarter 2003, we sold approximately 364,000 barrels of crude oil, recognizing $7.81 million, or $20.31 per barrel, in revenue. Comparably, we sold approximately 571,000 barrels of crude oil, recognizing $8.38 million in revenue, or $14.68 per barrel, for the first quarter 2002.

Transportation and Operating expenses. Transportation costs for the first quarter 2003 were $1.66 million, or $4.57 per barrel, and operating costs associated with sales were $1.12 million, or $3.08 per barrel. Comparatively, transportation costs for the first quarter 2002 were $2.25 million, or $3.94 per barrel, and operating costs associated with sales were $1.88 million, or $3.29 per barrel. The decrease in transportation and operating cost is mainly due to lower quantities of oil sold during the first quarter 2003 and lower operating cost per barrel. Transportation costs per barrel increased due to higher transportation tariffs imposed on export sales.

Depreciation and Depletion. Depreciation and depletion expense were $2.44 million for the first quarter of 2003 compared with $2.93 million for the first quarter of 2002. The $494,000 decrease is the result of lower oil volumes sold net of higher effective depletion rates during the first quarter 2003. During the first quarter 2003, the Company recognized a total amortization expense of $2.25 million or $6.18 per barrel, compared to $2.73 million or $4.77 per barrel in depletion expense for the first quarter 2002. The increase in the effective depletion rate of $1.41 per barrel is due to increased capital expenditures for the development of the field for future years and reductions to the Company's estimated proved reserves.

Interest Expense. Interest expense decreased from $1.75 million for the first quarter 2002 to $1.12 million for the first quarter 2003, due to the lower financing costs of our restructured indebtedness. The Company's cost of financing the development of the Karakuduk Field has improved from a pre-restructuring annual interest rate of LIBOR plus 19.75% compounded daily, to a simple fixed annual interest rate of 14%, generating savings of approximately $600,000 per quarter. In addition, interest expense for the quarter ended March 31, 2003 reflects an additional loan discount of $59,000 and is net of capitalized interest of $152,000.

General and Administrative Expense. General and administrative costs decreased from $1.55 million for the three months ended March 31, 2002 to $1.35 million for the three months ended March 31, 2003. The $196,000 change was due to the impact of cost reduction initiatives by Chaparral to reduce overhead expenses implemented during the fourth quarter of 2002.

Cumulative effect of change in accounting principal. As a result of the adoption of SFAS 143, the company recognized a gain of $1.02 million as a cumulative effect of change in accounting principal for the first quarter 2003. In addition, the Company recognized $14,000 in accretion expense to account for changes in the ARO liability. See Note 6 of our consolidated financial statements.

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

4.   Inflation

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhtan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of March 31, 2003, the exchange rate was 151.5 Tenge per U.S. Dollar.

5.   Critical Accounting Policies

Application of GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. In addition, alternatives can exist among various accounting methods. In such cases, the choice of accounting method can also have a significant impact on reported amounts.

Our determination of proved oil and gas reserve quantities, the application of the full cost method of accounting for exploration and production activities, and the application of standards of accounting for derivative instruments and hedging activities require management to make numerous estimates and judgments.

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

Cost Excluded. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties and major development projects. The Company excludes these costs until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed quarterly to determine if impairment has occurred. Any impairment is transferred to the costs to be amortized. For operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results or relinquishing drilling rights.

Capitalized Interest. SFAS 34, Capitalization of Interest Costs, provides standards for the capitalization of interest costs as part of the historical cost of acquiring assets. FIN 33 provides guidance for the application of SFAS 34 to the full cost method of accounting for oil and gas properties. Under FIN 33, costs of investments in unproved properties and major development projects, on which DD&A expense is not currently taken and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying the weighted-average interest rate on debt by the amount of costs excluded. Capitalized interest cannot exceed gross interest expense.

Ceiling Test. Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed on a country-by-country basis. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves. This ceiling is compared to the net book value of the oil and gas properties reduced by any related deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write down is required. A ceiling test impairment can give the Company a significant loss for a particular period, however, future DD&A expense would be reduced.

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

6.   Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "estimates," "believes," "predicts," "potential," "likely," or "continue," or by the negative of such terms or comparable terminology. Forward-looking statements are predictions based on current expectations that involve a number of risks and uncertainties. Actual events may differ materially. In evaluating forward-looking statements, you should consider various factors, including the risks discussed above. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency

The functional currency is the U.S. Dollar. All transactions arising in currencies other than U.S. dollars, including assets, liabilities, revenue, expenses, gains, or losses are measured and recorded into U.S. dollars using the exchange rate in effect on the date of the transaction.

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates prevailing as of the balance sheet date (151.50 and 155.6 Kazakh Tenge per U.S. Dollar as of March 31, 2003 and December 31, 2002, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of cash and cash equivalents in U.S. dollars in bank accounts within Kazakhstan, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and/or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country.

The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of tenge denominated assets and liabilities in these financial statements does not indicate Chaparral could realize or settle these assets and liabilities in U.S. dollars.

Commodity Prices for Oil

Under the terms of our Agreement with the government of the Republic of Kazakhstan, the Company has the right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. Local market oil prices are significantly lower than prices obtainable on the export market. For the period ended March 31, 2003, the company sold 23,000 barrels of crude oil, or 6% of its total oil sales, to the local market, compared to 70,000 barrels, or 12%, during the quarter ended March 31, 2002. Local market prices obtained by the Company are approximately $10 to $12 per barrel below export market prices, net of transportation costs. We have attempted, in accordance with our Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field, through discussions with the Government of Kazakhstan. We plan to continue to work with the Government to increase our export quota and minimize or eliminate future local sales requirements. The Company is considering whether to initiate arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan. However, no assurances can be provided that we will be able to export 100% or a significant portion of our production and that our cash flow from operations will be sufficient to meet working capital requirements in the future, which may require us to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.

Item 4 - Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this Form 10-Q, was carried out by the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in Chaparral's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II- Other Information

Item 1 - Legal Proceedings

In December 2002, KKM received a claim from the Ministry of State Revenues of the Republic of Kazakhstan for $9.1 million (the "Tax Claim") relating to taxes and penalties covering the three years from 1999 to 2001. KKM has appealed the claim and has contracted legal firms in Kazakhstan to assist with the appeal process. Based on the assessments of KKM's management and legal counsel, it is our opinion that the ultimate resolution of the Tax Claim, after taking into account reserves previously made, will not have a material adverse effect on the financial position and operating results of Chaparral.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 15, 2003



                                    Chaparral Resources, Inc.


                                    By: /s/ Nikolai D. Klinchev
                                    ---------------------------
                                    Nikolai D. Klinchev
                                    Chief Executive Officer



                                    By: /s/ Richard J. Moore
                                    ------------------------
                                    Richard J. Moore,
                                    VP Finance and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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



Date: May 15, 2003                                   /s/ Nikolai D. Klinchev
                                                     -----------------------
                                                     Nikolai D. Klinchev
                                                     Chief Executive Officer

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



Date: May 15, 2003                                   /s/ Richard J. Moore
                                                     --------------------
                                                     Richard J. Moore
                                                     Chief Financial Officer