Form 10-Q
period 2003-06-30
CHAPARRAL RESOURCES INC
filed 2003-08-14
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

         YES  |_|          NO  |X|


     As of August 8, 2003 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.


                      Part I - Summarized Financial Information

                            Item 1 - Financial Statements

                              Chaparral Resources, Inc.
                             Consolidated Balance Sheets
                                   (In Thousands)

                                                                June 30,   December 31,
                                                                  2003        2002
                                                              (Unaudited)   (Audited)
                                                               ---------    ---------
Assets
Current assets:
   Cash and cash equivalents                                   $   4,132    $   4,295
   Accounts receivable:
     Oil sales receivable                                             16        1,993
     VAT receivable                                                2,165        1,999
   Prepaid expenses                                                3,758        2,456
   Prepaid corporate income taxes                                  1,524         --
   Crude oil inventory                                             3,028          548
                                                               ---------    ---------
Total current assets                                              14,623       11,291

Materials and supplies                                             2,562        2,457
Other                                                                  5            5
Property, plant and equipment:
   Oil and gas properties, full cost:
      Properties subject to depletion                             95,693       84,833
      Properties not subject to depletion                          8,705        8,814
                                                               ---------    ---------
                                                                 104,398       93,647
Furniture and fixtures and other equipment                         8,748        8,210
                                                               ---------    ---------
                                                                 113,146      101,857
Less - accumulated depreciation, depletion, and amortization     (34,296)     (28,302)
                                                               ---------    ---------
Property, plant and equipment, net                                78,850       73,555

Total assets                                                   $  96,040    $  87,308
                                                               =========    =========


See accompanying notes.


                            Chaparral Resources, Inc.
                     Consolidated Balance Sheets (continued)
                                 (In Thousands)

                                                          June 30,   December 31,
                                                           2003         2002
                                                        (Unaudited)   (Audited)
                                                         ---------    ---------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                      $   7,888    $   2,809
   Accrued liabilities:
     Accrued compensation                                      363          227
     Prepaid revenue                                         4,054         --
     Other accrued liabilities                               2,312        2,432
     Current income tax liability                             --          1,939
     Accrued interest payable                                  584          250
   Current portion of loans payable to affiliates            8,433        6,000
                                                         ---------    ---------
Total current liabilities                                   23,634       13,657

Loans payable to affiliates                                 25,127       27,998
Deferred tax liability                                       2,312          746
Long-term assets retirement obligation                         616         --
Accrued production bonus                                       564          477
                                                         ---------    ---------
Long-term liabilities                                       28,619       29,221
Minority interest                                              737          321
                                                         ---------    ---------
Total liabilities                                           52,990       43,199
Stockholders' equity:
   Common stock - authorized, 100,000,000 shares
     of $0.0001 par value; issued and outstanding,
     38,209,502 shares as of June 30, 2003 and
     December 31, 2002                                           4            4
   Capital in excess of par value                          107,226      107,226
   Accumulated deficit                                     (64,180)     (63,121)
                                                         ---------    ---------
Total stockholders' equity                                  43,050       44,109
                                                         ---------    ---------
Total liabilities and stockholders' equity               $  96,040    $  87,308
                                                         =========    =========

See accompanying notes.


                                               Chaparral Resources, Inc.
                                  Consolidated Statements of Operations (Unaudited)
                                          (In Thousands, Except Share Data)


                                                           For the Three Months Ended       For the Six Months Ended
                                                          ----------------------------    ----------------------------
                                                            June 30,        June 30,        June 30,        June 30,
                                                              2003            2002            2003            2002
                                                          ------------    ------------    ------------    ------------

Revenue                                                   $      8,472    $     10,646    $     16,285    $     19,025

Costs and expenses:
   Transportation costs                                          1,641           2,382           3,304           4,631
   Operating expenses                                            1,407           1,866           2,529           3,741
   Depreciation and depletion                                    3,319           3,067           5,758           5,999
   Advisory fee                                                    150            --               150            --
   Hedge losses                                                   --                64            --               762
   Accretion expense                                                15            --                29            --
   General and administrative                                    1,677           1,566           3,163           3,283
                                                          ------------    ------------    ------------    ------------
Total costs and expenses                                         8,209           8,945          14,933          18,416
                                                          ------------    ------------    ------------    ------------
Income from operations                                             263           1,701           1,352             609
Other income (expense):
   Interest income                                                  40               4              45               6
   Interest expense                                             (1,141)         (1,603)         (2,262)         (3,352)
   Minority interest                                               102            --              (416)           --
   Currency exchange loss                                          (43)           (100)           (107)           (154)
   Loss on disposition of assets                                  --              --                (8)           --
   Other                                                          --                 1            --                 1
                                                          ------------    ------------    ------------    ------------
Total other income (expense)                                    (1,042)         (1,698)         (2,748)         (3,499)
                                                          ------------    ------------    ------------    ------------
Loss before income taxes, extraordinary gain and
   cumulative effect of change in accounting principle            (779)              3          (1,396)         (2,890)
Income tax expense                                                (330)           (287)           (681)           (519)
                                                          ------------    ------------    ------------    ------------
Loss before extraordinary gain and cumulative effect
   of change in accounting principle                            (1,109)           (284)         (2,077)         (3,409)
Extraordinary gain                                                --             5,338            --             5,338
Cumulative effect of change in accounting principle,
   net of tax                                                     --              --             1,018            --
                                                          ------------    ------------    ------------    ------------
Net income/(loss) available to common Stockholders        $     (1,109)   $      5,054    $     (1,059)   $      1,929
                                                          ============    ============    ============    ============

Basic earnings per share:
Loss per share before extraordinary gain and cumulative
   effect of change in accounting principle               $      (0.03)   $      (0.01)   $      (0.05)   $      (0.16)
Extraordinary gain                                        $       --      $       0.19    $       --      $       0.25
Cumulative effect of change in accounting principle       $       --      $       --      $       0.03    $       --
Net income/(loss) per share                               $      (0.03)   $       0.18    $      (0.03)   $       0.09
Weighted average number of shares outstanding (basic)       38,209,502      27,955,630      38,209,502      21,157,483



                                             Chaparral Resources, Inc.
                          Consolidated Statements of Operations (continued) (Unaudited)
                                        (In Thousands, Except Share Data)


                                                       For the Three Months Ended     For the Six Months Ended
                                                       --------------------------    --------------------------
                                                         June 30,       June 30,       June 30,       June 30,
                                                           2003           2002           2003           2002
                                                       -----------    -----------    -----------    -----------

Diluted earnings per share:
Income/(loss) per share before extraordinary gain
  and cumulative effect of change in accounting
  principle                                            $     (0.03)   $     (0.01)   $     (0.05)   $     (0.16)
Extraordinary gain                                     $      --      $      0.19    $      --      $      0.25
Cumulative effect of change in accounting principle    $      --      $      --      $      0.03    $      --
Net income(/loss) per share                            $     (0.03)   $      0.18    $     (0.03)   $      0.09
Weighted number of shares outstanding (diluted)         38,209,635     28,488,711     38,209,635     21,430,647



See accompanying notes.




                            Chaparral Resources, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                          For the Six Months Ended
                                                          ------------------------
                                                            June 30,    June 30,
                                                              2003        2002
                                                            --------    --------
Cash flows from operating activities
Net income/(loss)                                           $ (1,059)   $  1,929
Adjustments to reconcile net income/(loss) to
   Net cash provided/(used) in operating activities:
     Depreciation, depletion, and amortization                 5,758       5,999
     Loss/(gain) on disposition of furniture and fixtures          8          (1)
     Cumulative effect of change in accounting
       Principle                                              (1,018)       --
     Accretion expense                                            29        --
     Hedge losses                                               --           762
     Amortization of debt issuance costs                         119          36
     Extraordinary gain on restructuring of debt                --        (5,338)
     Non cash interest expense                                  --         2,753
     Minority interest                                           416        --
     Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                     1,811      (1,442)
       Prepaid expenses                                       (2,826)       (293)
       Crude oil inventory                                      (694)       (587)
     Increase (decrease) in:
       Accounts payable and accrued liabilities                1,625      (4,717)
       Prepaid revenue                                         4,054        --
       Accrued interest payable                                  333         717
       Other liabilities                                          88         103
                                                            --------    --------
Net cash provided/(used) in operating activities            $  8,644    $    (79)
                                                            --------    --------

Cash flows from investing activities
Additions to property, plant, and equipment                 $   (682)   $   (207)
Acquisition of 10% interest in KKM, net of cash
   required                                                     --          (644)
Additions to oil and gas properties                           (7,462)     (4,473)
Materials and supplies inventory                                (106)        658
Proceeds from disposition of assets                             --             5
                                                            --------    --------
Net cash used in investing activities                       $ (8,250)   $ (4,661)
                                                            --------    --------


                            Chaparral Resources, Inc.
          Consolidated Statements of Cash Flows (continued) (Unaudited)
                                 (In Thousands)

                                                         For the Six Months Ended
                                                         ------------------------
                                                          June 30,     June 30,
                                                            2003         2002
                                                          --------     --------
Cash flows from financing activities
Proceeds from loans from affiliates                       $  1,500     $ 37,000
Payments on loans from affiliates                           (2,057)      (2,000)
Proceeds from sale of stock                                   --          8,000
Payments on Shell Capital loan                                --        (30,350)
Debt restructuring costs                                      --         (2,518)
Redemption of Series A Preferred Stock                        --         (2,300)
                                                          --------     --------
Net cash provided/(used) by financing activities          $   (557)    $  7,832
                                                          --------     --------

Net increase (decrease) in cash and
   cash equivalents                                       $   (163)    $  3,092

Cash and cash equivalents at beginning
   of period                                                 4,295          174
                                                          --------     --------
Cash and cash equivalents at end of period                $  4,132     $  3,266
                                                          --------     --------

Supplemental cash flow disclosure
   Interest paid                                          $  2,114     $     72


Supplemental schedule of non-cash investing and
financing activities
   Non-cash additions to oil and gas properties           $  3,097     $   --
   Common stock issued for 10% interest in KKM            $   --       $  2,701

   Discount recognized for note issued with stock
     warrants                                             $   --       $  2,466


See accompanying notes.

                                        7

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

The consolidated financial statements include the accounts of Chaparral and its greater than 50% owned subsidiaries, Closed Type JSC Karakudukmunay ("KKM"), Central Asian Petroleum (Guernsey) Limited ("CAP-G"), Korporatsiya Mangistau Terra International ("MTI"), Road Runner Services Company ("RRSC"), Chaparral Acquisition Corporation ("CAC"), and Central Asian Petroleum, Inc. ("CAP-D"). Chaparral owns 80% of the common stock of CAP-G directly and 20% indirectly through CAP-D. Hereinafter, Chaparral and its subsidiaries are collectively referred to as the "Company." All significant inter-company transactions have been eliminated.

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

Certain reclassifications have been made in the periods presented for the 2002 financial statements to conform to the 2003 presentation.

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

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

2.   New Accounting Standards (continued)

In January 2003, the FASB issued FASB-Interpretation ("FIN") 46, Consolidation of Variable Interest Entities (VIEs), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns, or both. FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to other entities no later than the third quarter of 2003. Certain of the disclosure requirements are required in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not identified any VIEs that must be consolidated.

3.   Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency as of June 30, 2003. In addition, the Company has experienced limitations in obtaining 100% export quota for the sale of its hydrocarbons. These conditions create uncertainties relating to the Company's ability to meet all expenditure and cash flow requirements through fiscal year 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company has attempted, in accordance with the Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field through discussions with the Government of Kazakhstan. The Company plans to continue to work with the Government to increase its export quota. The Company, on July 17, 2003, took the first step toward the commencement of arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan by initiating a required three-month period of consultation with the Government. The Government has indicated an interest in trying to resolve this matter during the consultation period. However, no assurances can be provided that the matter will be resolved successfully without arbitration, or that if arbitration is instituted, it will be successful or that if successful, the Company will be able to enforce the award in Kazakhstan, or that the Company will be able to export 100% or a significant portion of its production and that the Company's cash flow from operations will be sufficient to meet working capital requirements in the future.

In addition, the Company is attempting to obtain additional debt financing to cover any deficiencies which may occur in the short or long term, and refinance the Company's loan with JSC Kazkommertsbank ("Kazkommertsbank") (See note 12) in order to reduce the Company's current interest rate of 14% and alleviate the Company's current working capital deficiency.

4.   Crude Oil Inventory

Crude oil inventory represents production costs associated with lifting and transporting crude oil from the Karakuduk Field to the KazTransOil pipeline. Crude oil placed into the KazTransOil pipeline is held as inventory until formally nominated and delivered for sale. Crude oil inventory as of June 30, 2003 represents approximately 381,000 barrels of crude oil, an increase of 294,000 barrels from 87,000 barrels of crude oil as of December 31, 2002. The increase in crude oil inventory is mainly due to export sales of approximately 200,000 barrels contracted and approved for sale during June 2003, which were not delivered to the buyer until early July 2003. The remaining 93,000 barrels increase in crude oil inventory relates to export sales limitations imposed on the Company during the period.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

5.   Prepaid Revenue

Revenues and their related costs are recognized upon delivery of commercial quantities of oil production produced from proved reserves, in accordance with the accrual method of accounting. On June 16, 2003, the Company entered into a short-term renewable crude oil sales agreement with Euro Asian Oil Company, Inc. for the sale of 100% of the Company's June 2003 export quota approximately 200,000 barrels. A prepayment of $4.1 million was received on June 25, 2003 with the remaining balance to be received after actual delivery of the oil has occurred. The Company delivered the 200,000 barrels during July 2003 and received an additional $200,000 on July 30, 2003 relating to this sale. The net value of this sale amounted to approximately $4.3 million and will be recognized as revenue in the month of July 2003.

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

The cumulative effect of the change on prior years resulted in a gain of $1.02 million, or $0.03 per share, which is included in income for the period ended June 30, 2003.

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

On February 12, 2003, the Company commenced a new drilling campaign to further develop and commercially produce the oil reserves in the Karakuduk Field. As a result of the new drilling campaign, the Company revised its estimate of retirement costs to include expected additions to the Karakuduk Field during 2003. This change in estimate did not result in any charge to income for the period ended June 30, 2003. The following table describes all changes to the Company's asset retirement obligation liability:

                                                              June 30,
                                                                2003
                                                           (In Thousands)
                                                           --------------
       Asset retirement obligation at beginning of period     $     --
       Liability recognized in transition                          516
       Accretion expense                                            29
       Revision in estimated cash flows                             71
                                                              --------
       Asset retirement obligation at end of period           $    616
                                                              ========

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

6.   Asset Retirement Obligation (continued)

The pro forma effects of the application of SFAS 143 as if the Statement had been adopted for periods prior to January 1, 2003 are presented below:

Pro forma amounts assuming the accounting change is applied retroactively. (In Thousands, Except Share Data)

                      For the Three Months Ended      For the Six Months Ended
                     ----------------------------   ----------------------------
                     June 30, 2003  June 30, 2002   June 30, 2003  June 30, 2002
                     -------------  -------------   -------------  -------------

Net income/(loss)     $  (1,109)      $   5,178       $  (1,059)     $    2,177

Net income/(loss)
  per common share    $   (0.03)      $    0.19       $   (0.03)     $     0.10


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

In June 2002, the Company prepaid $2 million of the $4 million outstanding principal balance of the CAIH Note. As a result, the Company recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount on the CAIH Note. The Company recognized $236,000 in interest expense on the CAIH Note for the six months ended June 30, 2003, including $118,000 of interest on outstanding principal and $118,000 in discount amortization.

KKM Credit Facility
-------------------

In May 2002, KKM established a five-year, $33 million credit line ("KKM Credit Facility") with Kazkommertsbank an affiliate of CAIH. The KKM Credit Facility consists of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $2.32 million of interest expense on the KKM Credit Facility for the six months ended June 30, 2003.

The non-revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14% and is repayable over a five-year period with final maturity in May 2007. Accrued interest is payable quarterly, beginning in December 2002. KKM is making quarterly principal payments since May 2003. As of June 30, 2003, the Company has repaid $557,000 as principal payments.

The revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14%. The revolver is loaned to KKM for short-term periods up to one year, but KKM has the right to re-borrow the funds through May 2006 with final repayment due in May 2007. Accrued interest on the revolving loan is payable at maturity. The initial $3 million revolving loan to KKM was subject to a three month term. The principal balance was repaid in July 2002 and KKM immediately re-borrowed another $3 million with a maturity date of July 31, 2003. As of August 8, 2003, KKM has repaid the $3 million due on July 31, 2003 and exercised its right to re-borrow another $3 million with a maturity date of July 31, 2004.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

7.   Loans from Affiliates (continued)

The original KKM Credit Facility included repayment terms of three years and four years for the non-revolving and revolving portions of the KKM Credit Facility, respectively, with an option to extend the final maturity date for repayment of the entire KKM Credit Facility to five years. KKM exercised the option to extend the repayment term to five years for the entire KKM Credit Facility from May 2002.

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

The maturity schedule of the Company's indebtedness as of June 30, 2003, is as follows:

                                          Principal
                           Date          Amount Due
                          --------------------------
                           2003          $ 5,443,333
                           2004            7,000,000
                           2005           10,000,000
                           2006            8,000,000
                           2007            4,000,000
                          --------------------------
                           Total         $34,443,333

Line of Credit
--------------

On April 29, 2003, Kazkommertsbank provided a line of credit for $2.5 million to the Company to cover necessary operating expenditures ("Line of Credit"). On the same day, the Company accessed $1.5 million from the line of credit to cover the required transportation costs for the May 2003 oil sale. The $1.5 million was due on May 29, 2003 and accrued simple interest at an annual rate of 14%. The company repaid the $1.5 million on May 22, 2003.

8.   Common Stock

During the quarter ended June 30, 2003, stock options to purchase 333 shares of the Company's common stock granted in 1998 to employees of the Company expired. The expired options had an exercise price of $127.20 per share.

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

In December 2002, KKM received a claim from the Ministry of State Revenues of the Republic of Kazakhstan for $9.6 million (the "Tax Claim") relating to additional unpaid taxes and penalties covering the three years from 1999 to 2001. The original Tax Claim has been successfully reduced to approximately $2.31 million. KKM has appealed the remaining claim and has contracted legal firms in Kazakhstan to assist with the appeal process. Based on the assessments of KKM's management and legal counsel, it is the Company's opinion that the ultimate resolution of the Tax Claim, after taking into account reserves previously made, will not have a material adverse effect on the financial position or operating results of the Company.

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

11.  Related Party Transactions

During April 2003, the Company approved a one-year agreement with OJSC Kazkommerts Securities ("KKS") an affiliate of Kazkommertsbank, The agreement is effective as of January 7, 2003 and provides for KKS to assist the Company's senior management with financial advisory and investment banking services. In consideration for the services KKS will receive a monthly fee of $25,000 (the "Advisory Fee").

12.  Subsequent Events

As stated in Note 3, the Company is attempting to obtain additional debt financing to cover any short-term working capital deficiencies and refinance the KKM Credit Facility. The Company has signed a discussion term sheet with KBC Bank N.V. ("KBC") regarding a possible $40 million pre-export finance facility ("KBC Loan"). The transaction is subject to a number of conditions precedent, including: (i) the approval of Kazkommertsbank, (ii) the negotiation and execution of a definitive agreement with KBC and the approval of their credit committee, (ii) and the approval of the boards of directors and shareholders of both companies. The Company plans to use the capital infusion from KBC to restructure the KKM Credit Facility with Kazkommertsbank and resolve the Company's current working capital deficiencies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity and Capital Resources

Going Concern
-------------

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have a working capital deficiency as of June 30, 2003. In addition, we have experienced limitations in obtaining 100% export quota for the sale of our hydrocarbons. These conditions create uncertainties relating to our ability to meet all expenditure and cash flow requirements through fiscal year 2003. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Our short and long-term liquidity is impacted by local oil sales obligations on oil and gas producers within Kazakhstan to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of our Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in approximately $10 to $12 less cash flow per barrel. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production. These steps include continuing to work with the Government to increase our export quota. The Company, on July 17, 2003, took the first step toward the commencement of arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan by initiating a required three-month period of consultation with the Government. The Government has indicated an interest in trying to resolve this matter during the consultation period. However, no assurances can be provided that the matter will be resolved successfully without arbitration, or that if arbitration is instituted, it will be successful or that if successful, the Company will be able to enforce the award in Kazakhstan, or that the Company will be able to export 100% or a significant portion of its production and that the Company's cash flow from operations will be sufficient to meet working capital requirements in the future, which may require the Company to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.

The Company has been successful in 2003 in increasing its export quotas and reducing its local market obligations. As of August 8, 2003, the Company has sold approximately 1,289,000 barrels of its current year production, of which approximately 1,265,000 barrels, or 98%, have been sold at world market prices and 24,000 barrels, or 2%, have been sold at domestic market prices. A significant decrease in local market sales from the 15% sold at domestic market prices during 2002.

In addition, the Company is attempting to obtain additional debt financing to cover any short-term working capital deficiencies (See Note 12).

Karakuduk Field Operations
--------------------------

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, plant and equipment (generators, pumps, communications, etc.) and other field facilities. We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. Our short-term operational priorities will have a high probability of increasing our daily production levels through the use of the following proven methods: (i) water injection, (ii) down-hole pumps, (iii) hydraulic fracturing, and (iv) further drilling. Accordingly, management expects the Karakuduk Field production to increase approximately 25% from its current level of approximately 10,000 barrels of oil per day to in excess of 12,000 barrels of oil per day by year-end.

In 2003, KKM has made considerable improvements with respect to reservoir management by maintaining an active drilling program, installing artificial lift support, and establishing a good fracture stimulation record. The activities in these areas to date are in line with expectations and will continue. Production from the Karakuduk Field is expected to increase further due to: (i) the introduction of additional new wells, (ii) the ongoing hydraulic fracturing program, (iii) the ongoing installation of down hole and (iv) the implementation of a water injection program. As of August 8, 2003, we have successfully increased our daily production to approximately 10,000 barrels from 6,000 barrels per day as of December 31, 2002, an increase of approximately 67%.

KKM has successfully completed every well drilled to date. In February, 2003, we started an aggressive drilling program. As of August 8, 2003, we have drilled 8 new wells, 5 of which have been completed, with 7 more expected to be completed by year-end. This will increase our total well stock to 48 wells by year-end. The 8 wells drilled during 2003 have been drilled to depths between 10,500 feet (3,200 meters) and 11,300 feet (3,450 meters) accessing zones J1, J3, and J7. Karakuduk Well No. 159, was spudded on July 12, 2003 and was drilled to a depth of 10,512 feet (3,204 meters) in less than 9 days, a new Karakuduk Field drilling record.

The positive oil rate response following hydraulic fractures in three wells (Nos. 101, 158, and 186) is an indication that other wells will benefit in a similar fashion. We intend to expand the hydraulic fracturing program by effecting up to 8 additional fractures before year-end. The timing of this program will be dependent upon contractor availability.

The water injection plan for the second half of 2003 includes injection into a total of 5 wells. Management is optimistic that the water injection plan will maintain current production levels and increase proven reserves. Actual changes in reserve estimates will be realized during the year-end reserves determination process.

Capital Commitments and Other Contingencies
-------------------------------------------

Our operations may be subject to regulations or other restrictions instituted by the Government of the Republic of Kazakhstan or other regulatory bodies responsible for the area in which the Karakuduk Field is located. In addition to taxation, customs declarations and environmental controls, regulations may govern such things as export quotas, local oil sales requirements, and commissioning and approval of surface production facilities. It is possible these regulations may limit the amount of revenue and cash flow obtainable from crude oil production and sales, increase the costs of doing business, and/or prevent or delay the starting or continuation of any given exploration or development project.

All regulations are subject to future changes by legislative and administrative action and by judicial decisions. Such changes could adversely affect the entire petroleum industry. It is virtually impossible to predict the effect that any current or future proposals or changes in existing laws or regulations will have on our operations.

2.   Results from Operations

Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002
------------------------------------------------------------------------------

Our operations for the three months ended June 30, 2003 resulted in a net loss of $1.11 million compared to a net income of $5.05 million as of June 30, 2002. The $6.16 million decrease in our net income primarily relates to (i) lower quantities of oil sold, (ii) a $5.34 million extraordinary gain recognized in May 2002 as a result of the restructuring of our loan with Shell Capital Inc., in part offset by (iii) lower costs associated with the refinancing of our debt obligations with Shell Capital, Inc., (iv) lower operating costs, (v) expiration of the hedge agreement during 2002, and (vi) improved operational results from the Karakuduk Field.

Revenue. Revenues were $8.47 million for the second quarter of 2003 compared with $10.65 million for the second quarter of 2002. The $2.17 million decrease is the result of lower volumes sold during the second quarter 2003 net of higher oil prices received during the second quarter 2003. The reduction of volumes sold was the result of delay of delivery of approximately 200,000 barrels of oil, contracted during June 2003, until July 2003. The net value of this sale amounted to approximately $4.3 million and will be recognized as revenue in the month of July 2003. See Note 5 to the Consolidated Financial Statements. During the second quarter 2003, we sold approximately 455,000 barrels of crude oil, recognizing $8.47 million, or $18.62 per barrel, in revenue. Comparably, we sold approximately 579,000 barrels of crude oil, recognizing $10.65 million in revenue, or $18.39 per barrel, for the second quarter 2002.

Transportation and Operating expenses. Transportation costs for the second quarter 2003 were $1.64 million, or $3.61 per barrel, and operating costs associated with sales were $1.41 million, or $3.09 per barrel. Comparatively, transportation costs for the second quarter 2002 were $2.38 million, or $4.11 per barrel, and operating costs associated with sales were $1.87 million, or $3.22 per barrel. The decrease in transportation and operating cost is mainly due to lower quantities of oil sold during the second quarter 2003 and lower operating cost per barrel.

Depreciation and Depletion. Depreciation and depletion expense were $3.32 million for the second quarter of 2003 compared with $3.07 million for the second quarter of 2002. The $252,000 increase is the result of higher effective depletion rates during the second quarter 2003. During the second quarter 2003, the Company recognized a total depletion expense of $3.13 million or $6.89 per barrel, compared to $2.86 million or $4.94 per barrel in depletion expense for the second quarter 2002. The increase in the effective depletion rate of $1.75 per barrel is due to increased capital expenditures for the development of the field for future years and reductions to the Company's estimated proved reserves.

Interest Expense. Interest expense decreased from $1.60 million for the second quarter 2002 to $1.14 million for the second quarter 2003, due to the lower financing costs of our restructured indebtedness. The Company's cost of financing the development of the Karakuduk Field has improved from a pre-restructuring annual interest rate of LIBOR plus 19.75% compounded daily, to a simple fixed annual interest rate of 14%, generating savings of approximately $600,000 per quarter. In addition, interest expense for the quarter ended June 30, 2003 reflects an additional loan discount of $59,000 and is net of capitalized interest of $152,000.

General and Administrative Expense. General and administrative costs increased from $1.57 million for the three months ended June 30, 2002 to $1.68 million for the three months ended June 30, 2003. The $110,000 change is the result of increased operating activities in the development of the Karakuduk Field net of cost reduction activities implemented by the Company.

Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002
--------------------------------------------------------------------------------

Our operations for the six months ended June 30, 2003 resulted in a net loss of $1.06 million compared to a net profit of $1.93 million as of June 30, 2002. The $2.99 million decrease in our net income primarily relates to (i) lower sales revenue as a result of lower volumes sold, (ii) a $5.34 million extraordinary gain recognized as a result of the May 2002 restructuring of our loan with Shell Capital Inc., in part offset by (iii) recognition of a $1.02 gain as a result of the adoption of SFAS 143, (iv) lower costs associated with the refinancing of our debt obligations with Shell Capital, Inc., (v) expiration of the hedge agreement during 2002 (vi) improved operational results from the Karakuduk Field, and (vii) lower operational costs associated with reduced sales.

Revenue. Revenues were $16.29 million for the six months ended 2003 compared with $19.03 million for the six months ended 2002. The $2.74 million decrease is the result of lower oil sales volumes sold during the six months ended 2003 net of higher oil prices received during the six months ended 2003. The reduction of volumes sold was the result of deferral of delivery of approximately 200,000 barrels of oil, contracted during June 2003, until July 2003. The net value of this sale amounted to approximately $4.3 million and will be recognized as revenue in the month of July 2003. See Note 5 to the Consolidated Financial Statements. During the six months ended 2003, we sold approximately 819,000 barrels of crude oil, recognizing $16.29 million, or $19.89 per barrel, in revenue. Comparably, we sold approximately 1,150,000 barrels of crude oil, recognizing $19.03 million in revenue, or $16.54 per barrel, for the six months ended 2002. The result is a positive price variance of $2.74 million net of a negative volume variance of $5.48 million.

Transportation and Operating expenses. Transportation costs for the six months ended 2003 were $3.30 million, or $4.03 per barrel, and operating costs associated with sales were $2.53 million, or $3.09 per barrel. Comparatively, transportation costs for the six months ended 2002 were $4.63 million, or $4.03 per barrel, and operating costs associated with sales were $3.74 million, or $3.25 per barrel. The decrease in operating cost is mainly due to lower operating cost per barrel due to increase efficiencies in our operations.

Depreciation and Depletion. Depreciation and depletion expense were $5.76 million for the six months ended of 2003 compared with $6 million for the six months ended of 2002. The $241,000 decrease is the result of lower oil volumes sold net of higher effective depletion rates during the six months ended 2003. During the six months ended 2003, the Company recognized a total depletion expense of $5.38 million or $6.57 per barrel, compared to $5.59 million or $4.86 per barrel in depletion expense for the six months ended 2002. The increase in the effective depletion rate of $1.71 per barrel is due to increased capital expenditures for the development of the field for future years and reductions to the Company's estimated proved reserves.

Interest Expense. Interest expense decreased from $3.35 million for the six months ended 2002 to $2.26 million for the six months ended 2003. The $1.09 million decrease is due to the lower financing costs of our restructured indebtedness. The Company's cost of financing the development of the Karakuduk Field has improved from a pre-restructuring annual interest rate of LIBOR plus 19.75% compounded daily, to a simple fixed annual interest rate of 14%, generating savings of approximately $600,000 per quarter. In addition, interest expense for the quarter ended June 30, 2003 reflects an additional loan discount of $118,000 and is net of capitalized interest of $306,000.

General and Administrative Expense. General and administrative costs decreased from $3.28 million for the six months ended June 30, 2002 to $3.16 million for the six months ended June 30, 2003. The $120,000 change was due to the impact of cost reduction initiatives by Chaparral to reduce overhead expenses implemented during the fourth quarter of 2002, net of by increased operating activity.

Cumulative effect of change in accounting principal. As a result of the adoption of SFAS 143, the Company recognized a gain of $1.02 million as a cumulative effect of change in accounting principal for the six months ended 2003. In addition, the Company recognized $29,000 in accretion expense to account for changes in the ARO liability. See Note 6 of our consolidated financial statements.

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

4.   Inflation

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of June 30, 2003, the exchange rate was 148.00 Tenge per U.S. Dollar.

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

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates prevailing as of the balance sheet date (148.00 and 155.60 Kazakh Tenge per U.S. Dollar as of June 30, 2003 and December 31, 2002, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

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

Commodity Prices for Oil

Our revenues, profitability, growth and value are highly dependent upon the price of oil. Market conditions make it difficult to estimate prices of oil or the impact of inflation on such prices. Oil prices have been volatile, and it is likely they will continue to fluctuate in the future. Various factors beyond our control affect prices for oil, including requirements to supply a portion of our crude oil production to the Kazakhstan local market to meet domestic energy needs, supplies of oil available worldwide and in Kazakhstan, the ability of OPEC to agree to maintain oil prices and production controls, political instability or armed conflict in Kazakhstan or other oil producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of transportation routes and pipeline capacity, and changes in applicable laws and regulations.

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

                           Part II- Other Information

Item 1 - Legal Proceedings

In December 2002, KKM received a claim from the Ministry of State Revenues of the Republic of Kazakhstan for $9.6 million (the "Tax Claim") relating to additional unpaid taxes and penalties covering the three years from 1999 to 2001. The original Tax Claim has been successfully reduced to approximately $2.31 million. KKM has appealed the remaining claim and has contracted legal firms in Kazakhstan to assist with the appeal process. Based on the assessments of KKM's management and legal counsel, it is the Company's opinion that the ultimate resolution of the Tax Claim, after taking into account reserves previously made, will not have a material adverse effect on the financial position or operating results of the Company.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Number        Exhibit
     ------        -------
     10.1          Service Agreement, dated January 7, 2003, between Chaparral
                   Resources, Inc. and OJSC Kazkommerts Securities

(b)  Reports on Form 8-K

     None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 2003



                                            Chaparral Resources, Inc.


                                            By: /s/ Nikolai D. Klinchev
                                                --------------------------------
                                                Nikolai D. Klinchev
                                                Chief Executive Officer



                                            By: /s/ Richard J. Moore
                                                --------------------------------
                                                Richard J. Moore,
                                                VP Finance and Chief Financial
                                                Officer (Principal Financial and
                                                Accounting Officer)

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



Date: August 14, 2003                     /s/ Nikolai D. Klinchev
                                          -----------------------
                                          Nikolai D. Klinchev
                                          Chief Executive Officer

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



Date: August 14, 2003                      /s/ Richard J. Moore
                                           --------------------
                                           Richard J. Moore
                                           Chief Financial Officer