Form 10-Q
period 2003-09-30
CHAPARRAL RESOURCES INC
filed 2003-11-14
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

         YES  |_|          NO  |X|


     As of November 10, 2003 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.


                       Part I - Summarized Financial Information

                             Item 1 - Financial Statements

                               Chaparral Resources, Inc.
                              Consolidated Balance Sheets
                                    (In Thousands)

                                                             September 30,  December 31,
                                                                 2003          2002
                                                              (Unaudited)
                                                               ---------    ---------
Assets
Current assets:
   Cash and cash equivalents                                   $   3,857    $   4,295
   Accounts receivable:
     Oil sales receivable                                            772        1,993
     VAT receivable                                                3,155        1,999
   Prepaid expenses                                                2,380        2,456
   Crude oil inventory                                               618          548
                                                               ---------    ---------
Total current assets                                              10,782       11,291

Materials and supplies                                             3,353        2,457
Other                                                               --              5
Property, plant and equipment:
   Oil and gas properties, full cost:
     Properties subject to depletion                             102,312       84,833
     Properties not subject to depletion                           9,111        8,814
                                                               ---------    ---------
                                                                 111,423       93,647
Furniture and fixtures and other equipment                         9,202        8,210
                                                               ---------    ---------
                                                                 120,625      101,857
Less - accumulated depreciation, depletion, and amortization     (39,806)     (28,302)
                                                               ---------    ---------
Property, plant and equipment, net                                80,819       73,555
                                                               ---------    ---------

Total assets                                                   $  94,954    $  87,308
                                                               =========    =========


See accompanying notes.


                            Chaparral Resources, Inc.
                     Consolidated Balance Sheets (continued)
                                 (In Thousands)

                                                          September 30,  December 31,
                                                              2003          2002
                                                           (Unaudited)
                                                            ---------    ---------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                         $   6,365    $   2,809
   Accrued liabilities:
     Accrued compensation                                         229          227
     Other accrued liabilities                                  2,976        2,432
     Current income tax liability                                 614        1,939
     Accrued interest payable                                     671          250
   Current portion of loans payable to affiliates               9,000        6,000
                                                            ---------    ---------
Total current liabilities                                      19,855       13,657

Loans payable to affiliates, net of discount                   23,176       27,998
Deferred tax liability                                          2,649          746
Long-term assets retirement obligation                            676         --
Accrued production bonus                                          606          477
                                                            ---------    ---------
Long-term liabilities                                          27,107       29,221
Minority interest                                               2,871          321
                                                            ---------    ---------
Total liabilities                                              49,833       43,199
Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of $0.0001 par value; issued and outstanding,
     38,209,502 shares as of September 30, 2003 and
     December 31, 2002                                              4            4
   Capital in excess of par value                             107,226      107,226
   Accumulated deficit                                        (62,109)     (63,121)
                                                            ---------    ---------
Total stockholders' equity                                     45,121       44,109
                                                            ---------    ---------
Total liabilities and stockholders' equity                  $  94,954    $  87,308
                                                            =========    =========

See accompanying notes.


                                              Chaparral Resources, Inc.
                                  Consolidated Statements of Operations (Unaudited)
                                          (In Thousands, Except Share Data)

                                                        For the Three Months Ended      For the Nine Months Ended
                                                       ------------------------------  ------------------------------
                                                       September 30,   September 30,   September 30,   September 30,
                                                            2003            2002            2003            2002
                                                        ------------    ------------    ------------    ------------

Revenue                                                 $     23,308    $     13,446    $     39,594    $     32,471

Costs and expenses:
   Transportation costs                                        4,617           2,397           7,921           7,028
   Operating expenses                                          1,671           2,212           4,200           5,953
   Depreciation and depletion                                  7,140           3,709          12,897           9,708
   Advisory fee                                                   75            --               225            --
   Hedge losses                                                 --              --              --               762
   Accretion expense                                              17            --                46            --
   General and administrative                                  1,967           1,557           5,131           4,840
                                                        ------------    ------------    ------------    ------------
Total costs and expenses                                      15,487           9,875          30,420          28,291
                                                        ------------    ------------    ------------    ------------
Income from operations                                         7,821           3,571           9,174           4,180
Other income (expense):
   Interest expense                                           (1,100)         (1,097)         (3,362)         (4,449)
   Minority interest                                          (2,134)           --            (2,550)           --
   Currency exchange gain/(loss)                                --                 7            (107)           (147)
   Other                                                         (37)            (16)             (1)             (9)
                                                        ------------    ------------    ------------    ------------
Total other income (expense)                                  (3,271)         (1,106)         (6,020)         (4,605)
                                                        ------------    ------------    ------------    ------------
Income/(loss) before income taxes, extraordinary gain
  and cumulative effect of change in accounting
  principle                                                    4,550           2,465           3,154            (425)
Income tax expense                                            (2,479)           (352)         (3,160)           (871)
                                                        ------------    ------------    ------------    ------------
Income (loss) before extraordinary gain and
 cumulative effect of change in accounting
 principle                                                     2,071           2,113              (6)         (1,296)
Extraordinary gain                                              --              --              --             5,338

Cumulative effect of change in accounting principle,
   net of tax                                                   --              --             1,018            --
                                                        ------------    ------------    ------------    ------------
Net income available to common Stockholders             $      2,071    $      2,113    $      1,012    $      4,042
                                                        ============    ============    ============    ============

Basic earnings per share:
Income (loss) per share before extraordinary gain and
  cumulative effect of change in accounting principle   $       0.05    $       0.06    $      (0.00)   $      (0.05)

Extraordinary gain                                      $       --      $       --      $       --      $       0.20

Cumulative effect of change in accounting principle     $       --      $       --      $       0.03    $       --

Net income per share                                    $       0.05    $       0.06    $       0.03    $       0.15

Weighted average number of shares outstanding
  (basic)                                                 38,209,502      38,209,502      38,209,502      26,903,950



                                              Chaparral Resources, Inc.
                            Consolidated Statements of Operations (continued) (Unaudited)
                                          (In Thousands, Except Share Data)


                                                        For the Three Months Ended      For the Nine Months Ended
                                                       ------------------------------  ------------------------------
                                                       September 30,   September 30,   September 30,   September 30,
                                                            2003            2002            2003            2002
                                                        ------------    ------------    ------------    ------------
Diluted earnings per share:
Income/(loss) per share before extraordinary gain
  and cumulative effect of change in accounting
  principle                                             $       0.05    $       0.05    $      (0.00)   $      (0.05)

Extraordinary gain                                      $       --      $       --      $       --      $       0.19

Cumulative effect of change in accounting principle     $       --      $       --      $       0.03    $       --

Net income per share                                    $       0.05    $       0.05    $       0.03    $       0.14

Weighted number of shares outstanding (diluted)           38,408,726      39,134,622      38,408,726      27,396,822



See accompanying notes.


                              Chaparral Resources, Inc.
                  Consolidated Statements of Cash Flows (Unaudited)
                                   (In Thousands)

                                                           For the Nine Months Ended
                                                         -----------------------------
                                                         September 30,   September 30,
                                                             2003            2002
                                                           --------        --------
Cash flows from operating activities
Net income                                                 $  1,012        $  4,042
Adjustments to reconcile net income to
   net cash provided in operating activities:
     Depreciation, depletion, and amortization               12,897           9,708
     Loss on disposition of assets                                8              15
     Deferred income taxes                                    1,903             419
     Cumulative effect of change in accounting
       Principle                                             (1,018)           --
     Accretion expense                                           46            --
     Hedge losses                                              --               762
     Amortization of debt issuance costs                        178             211
     Extraordinary gain on restructuring of debt               --            (5,338)
     Non cash interest expense                                 --             2,753
     Minority interest                                        2,550            --
     Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                       65          (5,273)
       Prepaid expenses                                          81          (1,000)
       Crude oil inventory                                       87            (292)
     Increase (decrease) in:
       Accounts payable and accrued liabilities                 257          (7,564)
       Accrued interest payable                                 421           1,752
       Other liabilities                                        129            (190)
                                                           --------        --------
Net cash provided by operating activities                  $ 18,616        $      5
                                                           --------        --------

Cash flows from investing activities
Additions to furniture, fixtures, and other equipment      $   (792)       $   (649)

Acquisition of 10% interest in KKM, net of cash
   Required                                                    --              (644)
Additions to oil and gas properties                         (15,366)         (5,697)
Materials and supplies inventory                               (896)            270
Proceeds from disposition of assets                            --                 5
                                                           --------        --------
Net cash used in investing activities                      $(17,054)       $ (6,715)
                                                           --------        --------



                              Chaparral Resources, Inc.
            Consolidated Statements of Cash Flows (continued) (Unaudited)
                                   (In Thousands)

                                                           For the Nine Months Ended
                                                         -----------------------------
                                                         September 30,   September 30,
                                                             2003            2002
                                                           --------        --------
Cash flows from financing activities
Proceeds from loans from affiliates                        $  4,500        $ 40,000
Payments on loans from affiliates                            (6,500)         (5,000)
Proceeds from sale of stock                                    --             8,000
Payments on Shell Capital loan                                 --           (30,450)
Debt restructuring costs                                       --            (2,518)
Redemption of Series A Preferred Stock                         --            (2,300)
                                                           --------        --------
Net cash provided/(used) by financing activities           $ (2,000)       $  7,732
                                                           --------        --------

Net increase (decrease) in cash and cash equivalents       $   (438)       $  1,022

Cash and cash equivalents at beginning of period              4,295             174
                                                           --------        --------
Cash and cash equivalents at end of period                 $  3,857        $  1,196
                                                           --------        --------

Supplemental cash flow disclosure
   Interest paid                                           $  3,207        $    239


Supplemental schedule of non-cash investing and
financing activities
   Non-cash additions to oil and gas properties            $  2,519        $   --

   Common stock issued for 10% interest in KKM             $   --          $  2,701

   Discount recognized for note issued with stock
     warrants                                              $   --          $  2,466


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

Chaparral owns a 60% interest in KKM, a Kazakhstan Joint Stock Company of Closed Type. KKM was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement. KKM is owned jointly by CAP-G (50%), MTI (10%), and KazMunayGaz JSC ("KMG") (40%). KMG is the national petroleum company of Kazakhstan.

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

2.   New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 on January 1, 2003. See Note 5 for results of the adoption of SFAS 143.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

2.   New Accounting Standards (continued)

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. The adoption of SFAS No. 149 as of July 1, 2003 has had no effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for us as of July 1,2003. The adoption of the applicable provisions of this statement as of the indicated dates has had no effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value. FIN 45 had a dual effective date. The initial recognition and measurement provisions are applicable on a prospective basis only to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation were effective as of October 1, 2002. The adoption of the applicable provisions of FIN 45 at the indicated dates has had no effect on the Company's financial statements.

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (VIEs), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns, or both. FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003, and to other entities no later than the three months ended September 30, 2003. Certain disclosure requirements are required in all financial statements issued after January 31, 2003, regardless of when the VIE was established. The Company has not identified any VIEs that must be consolidated.

3.   Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency as of September 30, 2003. In addition, the Company has experienced limitations in obtaining 100% export quota for the sale of its hydrocarbons. These conditions create uncertainties relating to the Company's ability to meet all expenditure and cash flow requirements through the next twelve months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company is seeking to alleviate these conditions by obtaining 100% export of all hydrocarbons produced from the Karakuduk Field through discussions with the Government of Kazakhstan. On July 17, 2003, the Company took the first step toward the commencement of arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan by initiating a required three-month period of consultation with the Government. The Government indicated an interest in trying to resolve this matter during the consultation period.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

3.   Going Concern (continued)

Although the consultation period has expired, the Company and the Government are continuing to negotiate a possible resolution of this matter. If the matter cannot be resolved in a satisfactory manner, the Company has reserved its right to commence formal arbitration proceedings pursuant to its contractual arrangements with the Government.

In addition, the Company is attempting to obtain additional debt financing to cover any cash flow deficiencies that may occur and refinance the Company's loan with JSC Kazkommertsbank ("Kazkommertsbank") in order to reduce the Company's current interest rate of 14% and alleviate the Company's current working capital deficiency.

No assurances can be provided, however, that if arbitration is instituted, it will be successful or that if successful, the Company will be able to enforce the award in Kazakhstan, or that the Company will be able to export 100% or a significant portion of its production and that the Company will be able to obtain additional financing and cash flow from operations to meet working capital requirements in the future.

4.   Crude Oil Inventory

Crude oil inventory represents production costs associated with lifting and transporting crude oil from the Karakuduk Field to the KazTransOil pipeline (the "KTO export pipeline"). Crude oil placed into the KTO export pipeline is held as inventory until formally nominated and delivered for sale. Crude oil inventory as of September 30, 2003 represents approximately 93,000 barrels of crude oil, an increase of 6,000 barrels from 87,000 barrels of crude oil as of December 31, 2002. The increase in crude oil inventory represents less than one day of production.

5.   Asset Retirement Obligation

As discussed in Note 2, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with SFAS 143, Accounting for Asset Retirement Obligations. Previously, the Company used an amount equal to the undiscounted cash flows associated with the asset retirement obligation ("ARO") in determining depreciation, depletion, and amortization ("DD&A") rates. Under the new accounting method, the Company now recognize AROs in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The cumulative effect of the change on prior years resulted in a gain of $1.02 million, or $0.03 per share, which is included in income for the period ended September 30, 2003.

Since 1995, the core business of the Company has been the development of the Karakuduk Field. The Company is still in the early stages of development and continues to develop the field by drilling additional wells, expansion of its oil storage capacity, installation of additional gathering and processing facilities, and the full implementation of the central processing facility. The Company is legally required under the Agreement to restore the field to its original condition. The Company recognized the fair value of its liability for an ARO as of January 1, 2003 in the amount of $516,000 and capitalized that cost as part of the cost basis of its oil and gas properties and depletes it using the units of production method over proved reserves.

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

5.   Asset Retirement Obligation (continued)

On February 12, 2003, the Company commenced a new drilling campaign to further develop and commercially produce the oil reserves in the Karakuduk Field. As a result of the new drilling campaign, the Company revised its estimate of retirement costs to include expected additions to the Karakuduk Field during 2003. This change in estimate did not result in a direct charge to income for the period ended September 30, 2003. The following table describes all changes to the Company's asset retirement obligation liability:

                                                    For three months     For nine months
                                                         ended                ended
                                                   September 30, 2003   September 30, 2003
                                                     (In Thousands)       (In Thousands)
                                                      ------------         ------------
  Asset retirement obligation at beginning of period      $616                 $--
  Liability recognized in transition                       --                   516
  Accretion expense                                         17                   46
  Revision in estimated cash flows                          43                  114
                                                          ----                 ----
  Asset retirement obligation at end of period            $676                 $676
                                                          ====                 ====


The pro forma asset retirement obligation assuming the application of SFAS 143 for periods prior to January 1, 2003 as of January 1, 2002 and December 31, 2002 would have been $469,000 and $516,000, respectively.

6.   Loans from Affiliates

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

In June 2002, the Company repaid $2 million of the $4 million outstanding principal balance of the CAIH Note. As a result, the Company recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount on the CAIH Note. The Company recognized $358,000 in interest expense on the CAIH Note for the nine months ended September 30, 2003, including $180,000 of interest on outstanding principal and $178,000 in discount amortization.

KKM Credit Facility
-------------------

In May 2002, KKM established a five-year, $33 million credit line ("KKM Credit Facility") with Kazkommertsbank an affiliate of CAIH. The KKM Credit Facility consists of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $3.45 million of interest expense on the KKM Credit Facility for the nine months ended September 30, 2003.

The non-revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14% and is repayable over a five-year period with final maturity in May 2007. Accrued interest is payable quarterly, beginning in December 2002. KKM has made quarterly principal payments since May 2003. As of September 30, 2003, the Company has repaid $2 million in principal.

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

The Company is subject to certain pledges, covenants, and other restrictions under the KKM Credit Facility, including, but not limited to, the following:

     (i) CAP-G pledged its 50% interest in KKM to Kazkommertsbank as collateral for the KKM Credit Facility;
     (ii) Chaparral has provided a written guarantee to Kazkommertsbank that it will repay the KKM Credit Facility in the event KKM fails do so;
     (iii)KKM may not incur additional indebtedness or pledge its assets to another party without the written consent of Kazkommertsbank; and
     (iv) KKM may not pay dividends without the written consent of Kazkommertsbank.

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

The maturity schedule of the Company's indebtedness as of September 30, 2003, is as follows:

                                                        Principal
                            Date                        Amount Due
                            ----                        ----------
                            2003                       $ 1,000,000
                            2004                        10,000,000
                            2005                        10,000,000
                            2006                         8,000,000
                            2007                         4,000,000
               ---------------------------------------------------
               Total principal due                    $ 33,000,000
               Less:
                 Principal due within one year         (9,000,000)
                 Unamortized debt issue cost             (824,000)
               ---------------------------------------------------
               Net long term principal due             $23,176,000
               ===================================================

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

6.   Loans from Affiliates (continued)

Line of Credit
--------------

On April 29, 2003, Kazkommertsbank provided a line of credit for $2.5 million to the Company to cover necessary operating expenditures ("Line of Credit"). On the same day, the Company accessed $1.5 million from the line of credit to cover the required transportation costs for the May 2003 oil sale. The $1.5 million was due on May 29, 2003 and accrued simple interest at an annual rate of 14%. The company repaid the $1.5 million and all accrued interest on May 22, 2003.

7.   Common Stock

During the quarter ended September 30, 2003, stock options to purchase 584 shares of the Company's common stock granted in 1998 to employees of the Company expired. Of the expired options 167 had an exercise price of $86.40 per share and 417 had an exercise price of $80.40 per share.

During the quarter ended September 30, 2003, warrants to purchase 333 shares of the Company's common stock granted during 1998 expired. The expired warrants had an exercise price of $0.60 per share.

8.   Income Taxes

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

9.   Commitments and Contingencies

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

                            Chaparral Resources, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

10.  Related Party Transactions

During April 2003, the Company approved a one-year agreement with OJSC Kazkommerts Securities ("KKS") an affiliate of Kazkommertsbank. The agreement became effective as of January 7, 2003 and provides for KKS to assist the Company's senior management with financial advisory and investment banking services. In consideration for the services KKS will receive a monthly fee of $25,000 (the "Advisory Fee").

On August 30, 2003, the Company extended its drilling contract with KazMunayGas-Drilling ("KMGD"), an affiliate of KMG, for the drilling rig currently operating in the Karakuduk Field until December 31, 2004. The rig was originally contracted until February 6, 2004.

11.  Subsequent Events

A payment of principal and interest was due on the KKM Credit Facility on November 6, 2003. The Company paid the current interest due, but the Company and Kazkommertsbank have agreed to defer the repayment of $1 million in principal to a date that is currently being negotiated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity and Capital Resources

Going Concern
-------------

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have a working capital deficiency as of September 30, 2003. In addition, we have experienced limitations in obtaining 100% export quota for the sale of our hydrocarbons. These conditions create uncertainties relating to our ability to meet all expenditure and cash flow requirements through the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Our short and long-term liquidity is impacted by local oil sales obligations imposed on oil and gas producers within Kazakhstan to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in approximately $10 to $12 lower cash flow per barrel. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production. On July 17, 2003, we took the first step toward the commencement of arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan by initiating a required three-month period of consultation with the Government. The Government indicated an interest in trying to resolve this matter during the consultation period. Although the consultation period has expired, the Company and the Government are continuing to negotiate a possible resolution of this matter. If the matter can not be resolved in a satisfactory manner, we have reserved our right to commence formal arbitration proceedings pursuant to our contractual arrangements with the Government.

The Company has been successful in 2003 in increasing its export sales and reducing its local market deliveries. As of September 30, 2003, the Company has sold approximately 1,917,000 barrels of its current year production, of which approximately 1,814,000 barrels, or 95%, have been sold at world market prices and 103,000 barrels, or 5%, have been sold at domestic market prices. This represents a significant increase in sales at world market prices and corresponding decrease in local market sales from the year 2002.

In addition, we are continuing with our efforts to obtain additional debt financing to cover any short-term working capital deficiencies and to refinance the KKM Credit Facility with terms and structure that are satisfactory to all parties. If we are successful in these efforts, we plan to use the resulting capital infusion to restructure the KKM Credit Facility with Kazkommertsbank and eliminate or significantly reduce our current working capital deficiencies.

No assurances can be provided, however, that the Company will be able to obtain additional financing and/or sufficient cash flow from operations to meet working capital requirements in the future. Nor can any assurance be provided that if arbitration is instituted, it will be successful or that if successful, the Company will be able to enforce the award in Kazakhstan, or that the Company will be able to sell a significant portion of its production at world market prices.

Karakuduk Field Operations
--------------------------

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, plant and equipment (generators, pumps, communications, etc.) and other field facilities. We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. Our short-term operational priorities will have a high probability of increasing our daily production levels through the use of the following proven methods: (i) water injection, (ii) down-hole pumps, (iii) hydraulic fracturing, and (iv) further drilling. Accordingly, management expects the Karakuduk Field production to increase approximately 25% from its current production capacity of approximately 10,000 barrels of oil per day to in excess of 12,000 barrels of oil per day by year-end. Our current daily production has been below our existing production capacity due to input restrictions on the main KTO export pipeline imposed by KazTransOil. While management is currently working to remove the input restrictions, no assurances can be provided that these restrictions will be removed in the near term or that the Company will be able to sell a significant portion of its production at world market prices.

In 2003, KKM has made considerable improvements with respect to reservoir management by maintaining an active drilling program, installing artificial lift support, and establishing a good fracture stimulation record. The activities in these areas to date are in line with expectations and will continue. Production from the Karakuduk Field is expected to increase further due to: (i) the introduction of additional new wells, (ii) the ongoing hydraulic fracturing program, (iii) the ongoing installation of down hole pumps, and (iv) the implementation of a water injection program.

KKM has successfully completed every well drilled to date. In February 2003, we started an aggressive drilling program. As of November 10, 2003, we have drilled 11 new wells, 8 of which have been completed, with 5 more expected to be completed by year-end. This will increase our total well stock to 49 wells by year-end. The 11 wells drilled during 2003 have been drilled to depths between 10,170 feet (3,100 meters) and 11,300 feet (3,450 meters) accessing zones J1, J2, J3, and J7. Karakuduk Wells No. 159 and 177 were drilled to depths of 10,512 feet and 10,170 feet, respectively, in less than 9 days.

The positive oil rate response following hydraulic fractures in three wells (Nos. 101, 158, and 186) during April 2003, is an indication that other wells will benefit in a similar fashion. We are expanding the hydraulic fracturing program by performing up to 8 additional fractures during the 4th quarter 2003.

The water injection plan for 2003 includes injection into a total of 5 wells. The water injection plan is already underway and management is optimistic that the plan will maintain current production levels and increase proven reserves. Actual changes in reserve estimates, if any, will be realized during the year-end reserves determination process.

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

2.   Results from Operations

Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002
--------------------------------------------------------------------------------

Our operations for the three months ended September 30, 2003 resulted in a net income of $2.07 million compared to a net income of $2.11 million for the three months ended September 30, 2002. The $42,000 decrease in our net income is the result of (i) higher revenues recognized during the three months ended September 30, 2003, offset by (ii) higher transportation, depletion, income tax, and minority interest costs for the same period.

Revenue. Revenues were $23.31 million for the three months ended September 30, 2003 compared with $13.45 million for the three months ended September 30, 2002. The $9.86 million increase is the result of higher volumes sold and higher oil prices received during the three months ended September 30, 2003. The increase in volumes sold during the three months ended September 30, 2003, was the result of increased sales quotas obtained for the period and the delay of delivery of approximately 200,000 barrels of oil, contracted during June 2003, until July 2003. The net value of this sale amounted to approximately $4.3 million and was recognized as revenue in the month of July 2003. During the three months ended September 30, 2003, we sold approximately 1,098,000 barrels of crude oil, recognizing $23.31 million, or $21.23 per barrel, in revenue. Comparably, we sold approximately 731,000 barrels of crude oil, recognizing $13.45 million in revenue, or $18.40 per barrel, for the three months ended September 30, 2002.

Transportation and Operating expenses. Transportation costs for the three months ended September 30, 2003 were $4.62 million, or $4.21 per barrel, and operating costs associated with sales were $1.67 million, or $1.52 per barrel. Comparatively, transportation costs for the three months ended September 30, 2002 were $2.39 million, or $3.27 per barrel, and operating costs associated with sales were $2.21 million, or $3.03 per barrel. The increase in transportation costs per barrel is mainly due to higher tariffs imposed on the Company during 2003. The decrease in operating cost per barrel is mainly due to
(i) higher volumes of oil sold during the period, (ii) significantly lower transportation costs from the wellhead to entry point of the KTO export pipeline, following the commission of the KKM pipeline, and (iii) lower work-over cost for the current year due to the increase in capital activities during the year 2003.

Depreciation and Depletion. Depreciation and depletion expense was $7.14 million for the three months ended September 30, 2003 compared to $3.71 million for the three months ended September 30, 2002. The $3.43 million increase is the result of higher effective depletion rates and higher volumes of oil sold during the three months ended September 30, 2003. During the three months ended September 30, 2003, the Company recognized a total depletion expense of $6.95 million or $6.33 per barrel, compared to $3.54 million or $4.84 per barrel in depletion expense for the three months ended September 30, 2002. The increase in the effective depletion rate of $1.49 per barrel is due to increased estimated capital expenditures for the development of the field for future years and reductions to the Company's estimated proved reserves.

Interest Expense. Interest expense for the three months ended September 30, 2003 remained the same as interest expense for the three months ended September 30, 2002.

General and Administrative Expense. General and administrative costs increased from $1.56 million for the three months ended September 30, 2002 to $1.97 million for the three months ended September 30, 2003. The $410,000 change is the result of higher legal fees in connection with the arbitration proceedings and tax claim of $112,000 and the increase of labor costs due to a $278,000 production bonus given to the employees of the Company for achieving 10,000 barrels per day in production and 1 million tons (approximately 8 million barrels) cumulative production.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002
--------------------------------------------------------------------------------

Our operations for the nine months ended September 30, 2003 resulted in a net income of $1.01 million compared to a net income of $4.04 million for the nine months ended September 30, 2002. The $3.03 million decrease in our net income is the result of several factors: (i) higher sales revenue during 2003, offset by
(ii) higher transportation and depletion costs, (iii) a $5.34 million extraordinary gain recognized as a result of the restructuring of our indebtedness during 2002, (iv) recognition of a $1.02 million gain as a result of the adoption of SFAS 143 on January 1, 2003, and (v) lower interest costs.

Revenue. Revenues were $39.59 million for the nine months ended September 30, 2003 compared with $32.47 million for the nine months ended September 30, 2002. The $7.12 million increase is the result of higher oil volumes sold and higher prices received for our oil during the nine months ended September 30, 2003. During the nine months ended September 30, 2003, we sold approximately 1,917,000 barrels of crude oil, recognizing $39.59 million, or $20.65 per barrel, in revenue. Comparably, we sold approximately 1,881,000 barrels of crude oil, recognizing $32.47 million in revenue, or $17.26 per barrel, for the nine months ended September 30, 2002. The result is a favorable price variance of $6.51 million and a favorable volume variance of $0.61 million.

Transportation and Operating expenses. Transportation costs for the nine months ended September 30, 2003 were $7.92 million, or $4.13 per barrel, and operating costs associated with sales were $4.2 million, or $2.19 per barrel. Comparatively, transportation costs for the nine months ended September 30, 2002 were $7.03 million or $3.74 per barrel, and operating costs associated with sales were $5.95 million, or $3.16 per barrel. The increase in transportation costs per barrel is mainly due to higher tariffs imposed on the Company during 2003. The decrease in operating cost per barrel is mainly due to (i) higher volumes of oil sold during the period, (ii) significantly lower transportation costs from the wellhead to entry point of the KTO export pipeline, following the commission of the KKM pipeline, and (iii) lower work-over cost for the current year due to the increase in capital activities during 2003.

Depreciation and Depletion. Depreciation and depletion expense was $12.90 million for the nine months ended September 30, 2003 compared to $9.71 million for the nine months ended September 30, 2002. The $3.19 million increase is the result of higher oil volumes sold and higher effective depletion rates during 2003. During the nine months ended September 30, 2003, the Company recognized a total depletion expense of $12.33 million or $6.43 per barrel, compared to $9.16 million or $4.87 per barrel in depletion expense for the nine months ended September 30, 2002. The increase in the effective depletion rate of $1.56 per barrel is due to increased estimated capital expenditures for the development of the field for future years and reductions to the Company's estimated proved reserves.

Interest Expense. Interest expense decreased from $4.45 million for the nine months ended September 30, 2002 to $3.36 million for the nine months ended September 30, 2003. The $1.09 million decrease is due to the lower financing costs of our restructured indebtedness. Our cost of financing the development of the Karakuduk Field has improved from a pre-restructuring annual interest rate of LIBOR plus 19.75% compounded daily during the first five months in 2002, to a simple fixed annual interest rate of 14%, generating savings of approximately $600,000 per quarter. In addition, interest expense for the period ended September 30, 2003 reflects a loan discount of $178,000 and is net of capitalized interest of $371,000.

General and Administrative Expense. General and administrative costs increased from $4.84 million for the nine months ended September 30, 2002 to $5.13 million for the nine months ended September 30, 2003. The $290,000 increase was due to higher legal fees as a result of our arbitration proceedings of $118,000 and higher labor costs of $352,000 due to a production bonus given to the employees of the Company for achieving 10,000 barrels per day in production and 1 million tons (approximately 8 million barrels) cumulative production, net of $180,000 in cost savings in other general and administrative areas.

Cumulative effect of change in accounting principal. As a result of the adoption of SFAS 143, the Company recognized a gain of $1.02 million as a cumulative effect of change in accounting principal for the nine months ended September 30, 2003. In addition, the Company recognized $46,000 in accretion expense to account for changes in the ARO liability. See Note 5 of our consolidated financial statements.

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

4.   Inflation

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary and other assets that we hold in Kazakhstan that are based on the Tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of September 30, 2003, the exchange rate was
148.93 Tenge per U.S. Dollar.

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

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates prevailing as of the balance sheet date (148.93 and 155.60 Kazakh Tenge per U.S. Dollar as of September 30, 2003 and December 31, 2002, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

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

(a)  Exhibits
     None

(b)  Reports on Form 8-K
     None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003



                                    Chaparral Resources, Inc.


                                    By: /s/ Nikolai D. Klinchev
                                    --------------------------------------------
                                    Nikolai D. Klinchev
                                    Chief Executive Officer



                                    By: /s/ Richard J. Moore
                                    --------------------------------------------
                                    Richard J. Moore,
                                    VP Finance and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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



Date: November 14, 2003                     /s/ Nikolai D. Klinchev
                                            ---------------------------
                                            Nikolai D. Klinchev
                                            Chief Executive Officer

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



Date: November 14, 2003                        /s/ Richard J. Moore
                                               ---------------------------------
                                               Richard J. Moore
                                               Chief Financial Officer