Form 10-Q/A
period 2003-09-30
CHAPARRAL RESOURCES INC
filed 2003-12-11
CIK 19252

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

       *31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       *31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       *32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       *32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.


(b)  Reports on Form 8-K

     None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 2003



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