Form 10-K
period 2003-12-31
CHAPARRAL RESOURCES INC
filed 2004-03-29
CIK 19252

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003.


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

                           2 Gannett Drive, Suite 418
                          White Plains, New York 10604
                          ----------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (866) 559-3822

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

     As of June 30, 2003, the aggregate market value of registrant's voting common stock, par value $.0001 per share, held by non-affiliates was $15,426,505.

     As of March 15, 2004, registrant had 38,209,502 shares of its common stock, par value $.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None


                                               TABLE OF CONTENTS
                                                                                                         Page
                                                                                                         ----
PART I
         Item 1. Business
                  Our Business .............................................................................1
                  Available Information ....................................................................1
                  Crude Oil Sales ..........................................................................2
                  Risks of Oil and Gas Activities ..........................................................3
                  Risks of Foreign Operations ..............................................................4
                  Environmental Regulations ................................................................4
                  Competition ..............................................................................5
                  Employees ................................................................................5
                  Corporate Information ....................................................................5
                  Special Note Regarding Forward-Looking Statements ........................................5

         Item 2. Properties
                  Properties ...............................................................................5
                  Net Quantities of Oil and Gas Produced ...................................................7
                  Drilling Activity ........................................................................8

         Item 3. Legal Proceedings .........................................................................8

         Item 4. Submission of Matters to Vote of Security Holders .........................................9

PART II
         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters .....................9

         Item 6. Selected Financial Data ..................................................................11

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ....12

         Item 7A Quantitative and Qualitative Disclosure about Market Risk ................................22

         Item 8. Financial Statements and Supplementary Data ..............................................23

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ....23

         Item 9A. Controls and Procedures ................................................................ 23

PART III
         Item 10. Directors and Executives Officers of the Registrant .....................................24

         Item 11. Executive Compensation ..................................................................28

         Item 12. Security Ownership of Certain Beneficial Owners and Management ..........................32

         Item 13. Certain Relationships and Related Transactions ..........................................33

         Item 14. Principal Accounting Fees and Services ..................................................34

PART IV
         Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................35


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

     Through intermediate holding companies, Central Asian Petroleum (Guernsey), Ltd., a Guernsey company ("CAP-G"), Korporatsiya Mangistau Terra International Limited ("MTI"), a Kazakhstan company, and Central Asian Petroleum, Inc., a Delaware company ("CAP-D"), we own a 60% interest in Closed Type JSC Karakudukmunay ("KKM"), a Kazakh joint stock company that holds a governmental license to develop the Karakuduk Oil Field. All references to "Chaparral," "we," "us," and "our" refer to Chaparral Resources, Inc., and Chaparral's greater than 50% owned subsidiaries, unless indicated otherwise.

     Since 1995, the business of Chaparral has been the development of the Karakuduk Field, a 16,900-acre oil field in the Republic of Kazakhstan. The U.S. based oil and gas assets of Chaparral were divested during 1996 and 1997 to help fund the development of the Karakuduk Field. The Government of the former Soviet Union discovered the Karakuduk Field in 1972 and drilled 22 exploratory and development wells, none of which were produced commercially. KKM began to aggressively develop the Karakuduk Field in early 2000, re-establishing oil production from a majority of the existing wells and drilling a total of 23 new wells through to September 2001. On February 12, 2003, KKM commenced a new drilling campaign to further develop and commercially produce the oil reserves in the Karakuduk Field. By the end of 2003 the well stock had risen to 45 producing wells, 4 water injection wells and 3 water supply wells (one of which was under completion at year end). The drilling campaign is to be continued throughout 2004 when it is anticipated that a further 12 production wells, 4 water injection wells and 3 water supply wells will be drilled.

     The other stockholder of KKM is KazMunayGaz JSC, the state owned national petroleum and transportation company of the Republic of Kazakhstan, which owns a 40% interest.

     Currently, the Karakuduk Field is our only oil field. We are continuing to identify and evaluate other oil fields for possible acquisition and development. We have no other significant subsidiaries besides CAP-G, MTI, and CAP-D.

     During 2002, Chaparral obtained a controlling interest in KKM. Consequently, Chaparral's financial statements have been consolidated with KKM on a retroactive basis to January 1, 2002. Chaparral previously accounted for its 50% investment in KKM using the equity method of accounting, which is reflected in Chaparral's financial statements for periods prior to 2002. The consolidated financial statements for Chaparral for the three years ending December 31, 2003 and separate financial statements for KKM for the two years ended December 31, 2001 are included as part of this Annual Report on Form 10-K.

Available Information
---------------------

     Chaparral files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and registration statements and other items with the Securities and Exchange Commission (SEC). Chaparral provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on its Internet site located at www.chaparralresources.com. Chaparral will also make available to any stockholder, for a nominal fee, copies of its Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filing, please contact: Chaparral Resources, Inc., 2 Gannett Drive, Suite 418, White Plains, New York 10604 or call (866) 559-3822.

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

Crude Oil Sales
---------------

     We derive all of our revenue through the production and sale of crude oil from the Karakuduk Field. We remain in the early stages of development of the Karakuduk Field and only began generating revenue from the sale of crude oil during 2000. KKM recognized $57.61 million in revenue in 2003 from the sale of approximately 2.69 million barrels of crude oil, net of royalty. In 2002, KKM recorded $45.13 million in revenue based upon sales of approximately 2.47 million barrels of crude oil, net of royalty.

     KKM sells the majority of its crude oil on the "far" abroad export market. Sales at world market prices were responsible for approximately 96% of KKM's oil sales revenue in 2003. Currently, KKM has a month to month crude oil sales agreement in place with Vitol Central Asia S.A. ("Vitol") for the sale of KKM's oil production quota for the export market. KKM is responsible for obtaining export quotas and all other permissions from Kazakhstan, Russia, or other relevant jurisdictions necessary to transport and deliver KKM's oil production to the off-taker. The off-taker is responsible for nominating and coordinating oil tankers, if necessary, and arranging for the resale/marketing of the crude oil purchased.

     In 2003, KKM sold crude oil to the following major customers: Vitol Central Asia S.A., Naftex Oil and Shipping Corporation ("Naftex"), and Euro-Asian Oil Company Inc ("Euro-Asian"), accounting for 61%, 13% and 12% of total annual deliveries, respectively.

     The majority of our sales prices at the export port locations are based upon quoted Urals crude oil prices from the Platt's Crude Oil Marketwire average for the three banking days following the bill of lading. The price is net of deductions that include freight charges published in both Platt's Dirty Tanker Wire and the Worldscale Tanker Nominal Freight Scale. As of January 1, 2003, additional deductions of approximately $1 per barrel have been implemented due to increased regulatory pressure on owners/charter companies to improve safety requirements. Recently, we have also witnessed a rise in both deductions and demurrage costs, which is largely attributable to shipping delays at the entrance to the Black Sea. Under contract terms, payment is made by the offtaker within 30 days of receipt of the final bill of lading and KKM's invoice for the sale, unless otherwise agreed by both parties. There are six delivery points for export sales, including three preferred port facilities (Novorossiisk, Odessa, and Ventspills) and three onshore pipeline facilities (Budkovce, Feyeshlitke, and Adamovo). KKM must use its best efforts to deliver crude oil to one of the three preferred port locations. To date, the majority of KKM's export oil sales have been delivered to the Ukrainian port of Odessa. KKM has a contractual right to deliver undersized cargoes to the port facilities, subject to additional freight charges if a tanker is loaded below its tonnage capacity. Third-party sellers, however, may offset capacity shortages in the tanker.

     Under the terms of the Agreement with the Government of the republic of Kazakhstan, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. The domestic market does not permit world market prices to be obtained, resulting in approximately $10 to $12 lower cash flow per barrel. Furthermore, the Government of Kazakhstan has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production on the export market. On July 17, 2003, we took the first step towards the commencement of arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan by initiating a required three-month period of consultation with the Government. Although the consultation period has expired, we continue to seek an amicable resolution with the Government on this matter rather than proceeding with arbitration. If the matter can not be resolved in a satisfactory manner, we have, however, reserved our right to commence formal arbitration proceedings pursuant to our contractual arrangements with the Government. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     We make no assurance that we will be able to sell oil that we produce nor the price at which such sales will be made. Our estimated future net revenue from oil sales is highly dependent on the price of oil, as well as the quantity of oil produced. The volatility of the energy market makes it difficult to estimate future prices of oil. Various factors beyond our control affect these prices. These factors include:

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

     o    the availability of pipeline capacity and;

     o    changes in existing federal regulation and price controls.

     It is likely that oil prices will continue to fluctuate as they have in the past. Current oil prices are not representative of oil prices in either the near- or long-term. We do not expect oil prices to maintain current price levels and do not base our capital spending decisions on current market prices.

     No assurances can be given that we will be able to successfully develop, produce, and market the oil reserves underlying the Karakuduk Field. The development of oil reserves inherently involves a high degree of risk, even though the reserves are proved. Our risks are increased because our activities are concentrated in areas where political or other unknown circumstances could adversely affect commercial development of the reserves. Costs necessary to acquire, explore, and develop oil reserves are substantial. No assurances can be given that we will recover the costs incurred to acquire and develop the Karakuduk Field. If we fail to generate sufficient cash flow from operations to meet our working capital requirements or other long-term debt obligations, we may lose our entire investment in the Karakuduk Field, which is currently pledged as collateral to JSC Kazkommertsbank ("Kazkommertsbank") under the terms of the loan with Kazkommertsbank (the "KKM Credit Facility").

     The development of oil reserves is a high risk endeavor and is frequently marked by unprofitable efforts, such as:

     o    drilling unproductive wells;

     o drilling productive wells which do not produce commercial quantities and;

     o production of developed oil reserves which cannot be marketed or achieve an adequate market price.

     There are many additional risks associated with drilling for and producing oil and gas. These risks include blowouts, cratering, fires, equipment failure and accidents. Any of these events could result in personal injury, loss of life and environmental and/or property damage. If such an event does occur, we may be held liable and we are not fully insured against all of these risks. In fact, many of these risks cannot be insured against. The occurrence of such events that are not fully covered by insurance may require us to pay damages, which would reduce our profits. As of February 24, 2004, we have not experienced any material losses due to these events.

Risks of Foreign Operations
---------------------------

     Our ability to develop the Karakuduk Field is dependent on fundamental contracts with governmental agencies in Kazakhstan, including KKM's Agreement with the Ministry of Energy and Natural Resources for Exploration, Development, and Production of Oil in the Karakuduk Oil Field (the "Agreement") and KKM's petroleum license with the government allowing KKM to operate and develop the Karakuduk Field. Kazakhstan is a relatively new country and, as is inherent in such developing markets, there is some uncertainty as to the interpretation and application of Kazakh law and the stability of the region.

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

     The export of oil from Kazakhstan depends on access to transportation routes, particularly the Russian pipeline system. Transportation routes are limited in number, and access to them is regulated and restricted. If any of our agreements relating to oil transportation or marketing are breached, or if we are unable to renew such agreements upon their expiration, we may be unable to transport or market our oil. Also, a breakdown of the Kazakhstan or Russian pipeline systems could delay or even halt our ability to sell oil. Any such event would result in reduced revenues.

     Obtaining the necessary quotas and permissions to export production through the Russian pipeline system can be extremely difficult, if not impossible in some circumstances. Our agreements with the government of the Republic of Kazakhstan grant us the right to export, and to receive export quota. We cannot, however, provide any assurances that we will receive export quota or any other approvals required to export and deliver our production in the future.

Environmental Regulations
-------------------------

     We must comply with laws of the Republic of Kazakhstan and international requirements that regulate the discharge of materials into the environment. Furthermore, KKM's Credit Facility requires that we comply with the World Bank's environment, health, and safety guidelines for onshore oil and gas development. Environmental protection and pollution control could, in the future, become so restrictive as to make production unprofitable. Furthermore, we may be exposed to potential claims and lawsuits involving such environmental matters as soil and water contamination and air pollution. We are currently in compliance with all local and international environmental requirements and are closely monitored by the environmental authorities of the Republic of Kazakhstan. We have not made any material capital expenditures for environmental control facilities to date, but we are currently performing a feasibility study, the results of which may require capital expenditures to ensure environmental compliance for the utilization of associated gas.

Competition
-----------

     We compete in all areas of the exploration and production segment of the oil and gas industry with a number of other companies. These companies include large multinational oil and gas companies and other independent operators, many of which possess greater financial resources and more experience than Chaparral. We do not hold a significant competitive position in the oil industry given that we compete both with major oil and gas companies and with independent producers for, among other things, rights to develop oil and gas properties, access to limited pipeline capacity, procurement of available materials and resources, and hiring qualified local and international personnel.

Employees
---------

     As of February 24, 2004, Chaparral had 4 full-time employees. KKM had 209 employees and retains independent consultants on an as needed basis. We believe that our relationship with our employees and consultants is good.

Corporate Information
---------------------

     Chaparral was incorporated under the laws of the State of Colorado in 1972. In 1999, Chaparral reincorporated under the laws of the State of Delaware.

     Our address is 2 Gannett Drive, Suite 418, White Plains, New York 10604, and our telephone number is (866) 559-3822.

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

ITEM 2. PROPERTIES

Properties
----------

     The Karakuduk Field is located in the Mangistau Region of the Republic of Kazakhstan. The license to develop the Karakuduk Field covers an area of approximately 16,900 acres and is effective for a 25-year period, which may be extended if the productive life of the field exceeds this term. In 1995, KKM entered into an agreement with Kazakhstan's Ministry of Energy and Natural Resources to develop the Karakuduk Field.

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

     The Karakuduk Field is approximately 18 miles north of the main utility corridor, which includes the Makat-Mangishlak railroad, the Mangishlak-Astrakhan water pipeline, the Beyneu-Uzen high voltage utility lines, and the Uzen-Atrau-Samara oil and gas pipelines. KKM, according to its agreements with the Republic of Kazakhstan, has a right to use the existing oil export pipeline and related utilities. KKM also has a contract with CJSC Kaztransoil ("KTO"), a 100% subsidiary of KMG, granting KKM the right to use the export pipeline for transportation of crude oil to local and export markets, subject to transit quota restrictions, and as a temporary storage facility until the produced hydrocarbons are sold by KKM.

     As of February 24, 2004, KKM had 47 productive wells in the Karakuduk Field, including 34 new wells and 13 re-completions of previously existing delineation wells. The 47 wells include 40 wells currently producing over 8,500 barrels of oil per day collectively and 7 which are shut-in for various reasons that include completion, installation of additional gathering lines, equipment and additional workover operations, water injection and stimulation activities to bring wells on to primary production. KKM implemented an aggressive drilling program during 2000, drilling a total of 12 development wells and re-completing 4 delineation wells using a combination of two drilling rigs and a workover rig. KKM drilled an additional exploratory well and performed two re-completions prior to 2000. During 2001, KKM drilled an additional 10 development wells and re-completed seven delineation wells. In 2002, KKM did not have any drilling activity. During 2003, KKM drilled 13 wells (12 producers and one injector), completing all of these wells prior to the year-end. Two water supply wells were also drilled and 2 redundant producing wells were converted to injectors as part of KKM's reservoir pressure maintenance program. The drilling program has continued into 2004 and it is anticipated that a further 12 producers, 4 injectors and 3 water source wells will be drilled during the year. Oil has been recovered from the originally identified J-1, J-2, J-4, J-6a, J-8, and J-9 formations, along with new discoveries in the J-6b, J-7 and J-10 horizons.

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

     In June 2002, KKM commissioned an 18-mile crude oil pipeline from the Karakuduk Field capable of transporting up to 18,000 barrels of oil per day to the export pipeline terminal. To maximize efficiency of line and guarantee throughput, KKM continues improvements at the facilities on mid pipeline, where there are situated tanks, pumps, booster pumps and mid line heaters. The pipeline runs from the central processing unit to the pump station, which lies adjacent to the main export pipeline. While this has reduced the requirement for trucking oil to the pump station, KKM does, however, continue to haul oil to the central processing unit from remote wells and those awaiting flowline installation.

     In 2003, KKM further expanded the central processing unit in order to improve its produced water processing capability in the field, to enable reservoir pressure maintenance through water injection.

     Having commissioned the field high line (providing electricity for the field from the 110kv main grid) KKM continued the installation of 6kv power lines to well sites during 2003. This project also included providing power to a third gathering unit (GU3) commissioned July in 2003, which is capable of handling the throughput of up to 24 wells.

     KKM currently has 2 drilling rigs and 2 workover rigs operating in the Karakuduk Field. While the main rig continues the drilling of development wells, the second rig is used for the drilling of water supply wells. The workover rigs are expected to continue operations, performing standard well maintenance, completions of new wells, re-completions of existing wells, and down-hole pump installations. As of February 24, 2004 we estimate that up to 63 additional new wells will be required to fully develop the Karakuduk Field together with a further 6 water supply wells. We estimate that some 32 producing wells will eventually be converted into water injection wells. The planned development program includes a pressure maintenance operation involving water injection that management believes will substantially enhance ultimate recovery.

     The artificial lift program, while encompassing water injection, also includes the ongoing installation of pumps at well sites. In 2003, 10 electrical submersible pumps, 10 sucker rod ("nodding donkey") pumps and 1 screw pump were installed in the Karakuduk field.

     As part of the artificial lift program to improve well productivity, KKM also performed hydraulic fracturing on 11 wells. As of year end 2003, 9 of these wells were completed with 2 in the process of completion. Hydraulic fracturing has proven reasonably successful. KKM has achieved marked increases in post frac production rates on 5 wells and has witnessed production increases on a further 3 wells. Of the remaining 3 wells, 2 are awaiting completion while 1 requires remedial work.

     During 2002, Chaparral completed a simulation study, which we have used to optimize the location of wells (both producers and injectors) and further define the possible total productive capacity of the Karakuduk Field. We have a contract in place with Ryder Scott Company ("Ryder Scott"), a petroleum engineering firm, for the monitoring and analysis of reservoir performance on a monthly basis.

     Reserves
     --------

     As of December 31, 2003, the Karakuduk Field has total estimated proved reserves of approximately 25.62 million barrels (compared with 21.86 million barrels for prior year), net of government royalty, of which we have a proportional interest in approximately 15.37 million barrels, based upon our 60% interest in KKM. The reserve disclosure is based on a reserve study of the Karakuduk Field conducted by Ryder Scott, including data available subsequent to December 31, 2003.

     No reserve estimates have been filed with any Federal authority or other agency since January 1, 2003.

     Net Quantities of Oil and Gas Produced
     --------------------------------------

     The following table summarized sales volumes, sales prices and production cost information for our oil and gas production for each of the three years ended December 31, 2003:

                                          As of the Year Ended December 31,
                                        ------------------------------------
                                           2001         2002         2003
                                        ----------   ----------   ----------
    Net sales volumes
         Oil (bbls)                      1,092,000    2,467,000    2,694,000
         Gas (mcf)                            --           --           --
    Average sales price
         Oil (per bbl)                  $    16.75   $    18.29   $    21.39
         Gas (per mcf)                  $     --     $     --     $     --

    Average production cost (per bbl)   $     2.40   $     3.11   $     2.20


     The average sales revenue, net of transportation costs, was approximately $17.13 and $14.47 per barrel for the years ended December 31, 2003 and 2002, respectively. For the same periods, the average transportation costs per barrel were approximately $4.26 and $3.82, respectively.

     Net sales volume for the year 2001 represents our 50% equity interest in KKM's production, but does not reflect our right under the agreement with the government of the Republic of Kazakhstan to receive 65% of KKM's cash flow from oil sales, net of royalty, on a quarterly basis until our loan to KKM has been fully repaid. The remaining 35% of net cash flows is used by KKM to meet capital and operating expenditures. We may waive receipt of quarterly loan repayments, in whole or in part, to provide KKM with additional working capital.

     Productive Wells and Acreage
     ----------------------------

     As of December 31, 2003, we had interests in 45 gross productive oil wells, and no producing gas wells. There were no multiple completion wells. Production was from 16,900 gross acres, of which 5,000 acres are productive developed.

     Undeveloped Acreage
     -------------------

     As of December 31, 2003, 5,000 acres in the Karakuduk Field are productive undeveloped.

     Drilling Activity
     -----------------

     During the three years ended December 31, 2003, our net interests in exploratory and development wells drilled were as follows:

                       Exploratory Wells, Net        Development Wells, Net
     Year Ended        ----------------------        ----------------------
    December 31,       Productive        Dry         Productive        Dry
    ------------       ----------        ---         ----------        ---
        2001               .5             --            8.0             --
        2002               --             --             --             --
        2003               --             --            7.8             --

     All wells are located in the Republic of Kazakhstan.


     Present Activities
     ------------------

     As of February 24, 2004, KKM has successfully completed an additional two development wells (No. 195 and 190) and another development well (No. 143) is expected to be completed in March 2004. Well No. 143 was spudded on February 19, 2004 and is expected to be drilled to a depth of approximately 10,700 feet (3,250 meters). The Karakuduk Field is currently producing approximately 8,500 barrels of oil per day from 40 flowing wells. KKM has also successfully completed 2 water supply wells and is currently drilling a third water supply well. See Item 7 - Management's Discussion and Financial Condition and Results of Operations for additional information on Chaparral's ongoing activities.

ITEM 3. LEGAL PROCEEDINGS

     In December 2002, KKM received a claim from the Ministry of State Revenues of the Republic of Kazakhstan for $9.1 million (the "Tax Claim") relating to taxes and penalties covering the three years from 1999 to 2001. KKM appealed the claim through the courts in Kazakhstan, which eventually ruled in favor of KKM with the exception of $255,000 which was upheld. As a result KKM reversed $899,000 for income taxes accrued during 2002 for the Tax Claim net of the $255,000 which was settled in January 2004.

     The Ministry of State Revenues of the Republic of Kazakhstan is currently considering penalties with respect to the Tax Claim in the amount of $970,000. Due to the success of the appeal on the Tax Claim, we expect that the liability with regards to penalties will be reduced to approximately $55,000. The date for the court hearing in respect of this claim is anticipated to be decided in March 2004, with the actual hearing to be conducted at a subsequent date. It is our opinion that the ultimate resolution of this claim will not have a material adverse effect on the financial position and operating results of Chaparral.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 16, 2003, Chaparral held its Annual Meeting of Stockholders. Our stockholders elected the following six persons as directors, each to serve until the next Annual Meeting of Stockholders or until his successor is elected or appointed: Askar Alshinbayev, Ian Connor, Nikolai D. Klinchev, Alan D. Berlin, Peter G. Dilling, and John Duthie. Chaparral's stockholders also voted to ratify selection by the board of directors of Ernst & Young as Chaparral's independent auditors for the fiscal year ended December 31, 2003.

     The number of shares voted and withheld with respect to each director was as follows:

     Election of Directors              For               Withheld
     ---------------------              ---               --------

     Askar Alshinbayev          -       36,406,860        16,993
     Ian Connor                 -       36,407,878        15.975
     Nikolai D. Klinchev        -       36,406,862        16,991
     Alan D. Berlin             -       36,407,796        16,057
     Peter G. Dilling           -       36,403,402        20,811
     John Duthie                -       36,408,842        15,811

     The number of shares voted with respect to the approval of Ernst & Young as Chaparral's independent auditors was as follows:

                  For               Against          Abstained
                  ---               -------          ---------

                  36,416,928        1,278            5,647


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "CHAR". As of March 15, 2004, we have 1,373 stockholders of record of our common stock. No dividend has been paid on our common stock, and there are no plans to pay dividends in the foreseeable future.

     The following table shows the range of high and low bid prices for each quarter during our last two calendar years ended December 31, 2003 and 2002, as reported by the National Association of Securities Dealers, Inc.:

                                                   Price Range
                                                   -----------
             Fiscal Quarter Ended               High         Low
             --------------------               ----         ---
             March 31, 2002                     1.75         1.30
             June 30, 2002                      3.05         1.40
             September 30, 2002                 2.20         1.25
             December 31, 2002                  1.50         0.82
             March 31, 2003                     1.05         0.60
             June 30, 2003                      1.50         0.88
             September 30, 2003                 2.20         1.00
             December 31, 2003                  1.45         1.00

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

1998 Incentive and Non-statutory Stock Option Plan

     On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire Chaparral's common stock may be granted to officers, directors, employees, or consultants of Chaparral and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or nonstatutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. Chaparral has not granted any options under the 1998 Plan as of December 31, 2003.

2001 Stock Incentive Plan

     In June 2001, Chaparral's stockholders approved the 2001 Stock Incentive Plan, which sets aside a total of 2.14 million shares of Chaparral's common stock for issuance to Chaparral's officers, directors, employees, and consultants. Chaparral has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2003.


     We did not sell any securities since October 1, 2001, which were not registered under the Securities Act of 1933, as amended.


ITEM 6. SELECTED FINANCIAL DATA

                                                        As of or for the Year Ended
                                                                December 31,
                                                      (In Thousands of U.S. Dollars)
                                      --------------------------------------------------------------
                                        2003(1)       2002(1)       2001         2000         1999
                                      --------------------------------------------------------------
Oil and gas sales .................   $  57,615       45,133         --           --           --
Total revenues ....................   $  57,615       45,133         --           --           --
Equity in income (loss) from
   investment .....................   $    --           --          4,616        2,827       (1,849)
Net income/(loss) .................   $   2,061        4,117      (16,215)     (26,803)      (5,163)
Net income (loss) per
   common share ...................   $    0.05         0.14        (1.16)       (6.01)       (5.63)
Working capital (deficit) .........   $ (12,487)      (2,366)     (39,357)        (601)      (2,941)
Total assets ......................   $  98,668       87,308       69,037       70,156       41,303
Long-term obligations and
   Redeemable preferred stock .....   $  30,470       29,542        3,900       26,528       14,776
Stockholders' equity ..............   $  46,170       44,109       25,361       41,926       22,851

           Other Data
           ----------

Present value of proved reserves(2)   $ 167,182      128,739       40,344       70,281       61,312
Minority interest present value
   of proved reserves .............   $  66,873       51,496         --           --           --
Proved oil reserves (bbls) ........      25,616       21,855       14,961       16,523       10,071
Minority interest of proved
   oil reserves (bbls) ............      10,246        8,742         --           --           --
Proved gas reserves (mcf) .........        --           --           --           --           --


(1) In 2002, Chaparral obtained a controlling interest in KKM. Consequently, our financial statements have been consolidated with KKM on a retroactive basis to January 1, 2002. Chaparral accounted for its 50% investment in KKM using the equity method of accounting, which is reflected in our selected financial data for periods prior to 2002.

(2) Present value of proved reserves for the years prior to 2002 represent our 50% equity interest in KKM. Present value of proved reserves for the years
     2003 and 2002 are presented at 100%. Discount rate applied was 10%.


                                       11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Liquidity and Capital Resources

General Liquidity Considerations
--------------------------------

Going Concern
-------------

     Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Chaparral has a working capital deficiency as of December 31, 2003. In addition, we have experienced limitations in obtaining 100% export quota for the sale of our hydrocarbons. These conditions create uncertainties relating to our ability to meet all expenditure and cash flow requirements through the next twelve months.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

     Chaparral has been successful in 2003 in increasing its export sales and reducing its local market deliveries. As of December 31, 2003, Chaparral has sold approximately 2,694,000 barrels of its current year production, of which approximately 2,591,000 barrels, or 96%, have been sold at world market prices and 103,000 barrels, or 4%, have been sold at domestic market prices. This represents a significant increase in sales at world market prices and corresponding decrease in local market price sales from the year 2002.

     In addition, we are continuing with our efforts to obtain additional financing to cover any short-term working capital deficiencies and to refinance our loan with Kazkommertsbank on more favorable terms. If we are successful in these efforts, we plan to use the resulting capital infusion to restructure the loan with Kazkommertsbank and eliminate or significantly reduce our current working capital deficiencies.

Liquidity and Capital Resources
-------------------------------

     We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling costs, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, water injection facilities, plant and equipment (pumps, transformer sub-stations etc.) and other field facilities. We have invested approximately $121.3 million in the development of the Karakuduk Field and have drilled or re-completed 45 productive wells by the end of 2003, including 12 wells in the year 2003. Total capital expenditures for 2003 were approximately $27.7 million compared to total capital expenditures of $11.5 million incurred in 2002. Capital expenditures are estimated to be at least $80 million from 2004 through 2008, including the drilling of approximately 65 more wells over this period. We anticipate 2004 capital expenditures of approximately $28.4 million.

     We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During 2003, KKM sold approximately 2.69 million barrels of crude oil for $57.61 million. In addition, from May 2003 KKM has requested and received prepayment for approximately 90% of the majority of crude sales in order to accelerate these cash flows, at a cost in prepayment interest of $187,000. As of February 24, 2004, the daily oil production is approximately 8,500 barrels per day from 40 of the 47 productive wells in the field. The remaining 7 wells are shut-in for various reasons including, completion, installation of additional gathering lines/ equipment and additional workover, water injection and stimulation operations to bring wells on production.

     In 2004, KKM plans to increase its daily production by commissioning the water injection facilities, installing further pumps, and drilling 16 additional wells. Accordingly, management expects the Karakuduk Field production to increase from approximately 8,500 to approximately 13,000 barrels of oil per day by year-end 2004.

     KKM successfully initiated a "pilot" reservoir pressure maintenance program during 2003 by the injection of water into one well. KKM witnessed a favorable increase in the reservoir pressure on surrounding well production performance.

     In December 2003, KKM production peaked at over 12,000 barrels of oil per day and daily production averaged over 11,000 barrels of oil per day for the month. For the full implementation of the reservoir pressure maintenance program and to ensure that gasification of the reservoir and reservoir pressure decline is not accelerated due to delays in the implementation of this program, KKM has taken a number of preventative measures in this regard so that ultimate reservoir recovery will not be negatively affected. KKM has reduced choke sizes and shut in a number of wells for pressure monitoring and analysis purposes. Until the reservoir pressure maintenance program has been fully implemented, KKM cannot fully maximize well productivity. As a result, oil production decreased from 11,000 barrels per day average during December 2003 to our current level of 8,500 barrels per day.

     While we expect the reservoir pressure maintenance program to be commissioned by the end of March 2004, we do not anticipate a tangible benefit in terms of increased production levels until the third quarter of 2004.

     In addition, our short and long-term liquidity is impacted by local oil sales obligations imposed on oil and gas producers within Kazakhstan to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in approximately $10 to $12 lower cash flow per barrel. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production. On July 17, 2003, we took the first step towards the commencement of arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan by initiating a required three-month period of consultation with the Government. Although the consultation period has expired, we continue to seek an amicable resolution with the Government on this matter rather than proceeding with arbitration. If the matter can not be resolved in a satisfactory manner, we have, however, reserved our right to commence formal arbitration proceedings pursuant to our contractual arrangements with the Government.

     No assurances can be provided, however, that if arbitration is instituted, it will be successful or that if successful, Chaparral will be able to enforce the award in Kazakhstan, or that we will be able to export 100% or a significant portion of its production and that we will be able to obtain additional financing and cash flow from operations to meet working capital requirements in the future.

Obligations and Commitments
---------------------------

     The following table is a summary of Chaparral's future payments on obligations as of December 31, 2003.

                                      Obligations by Period (In Thousands)
                               -------------------------------------------------
                                                               Later
                               1 Year    2-3 Years  4-5 Years  Years      Total
Debt                           $12,000    $18,000    $ 4,000    $--      $34,000
Interest on debt               $ 4,314    $ 3,774    $   212    $--      $ 8,300
Drilling contract              $ 5,520    $  --      $  --      $--      $ 5,520
Operating leases               $    29    $  --      $  --      $--      $    29

     In May 2002, Chaparral received a total equity and debt capital infusion of $45 million. Chaparral received a total investment of $12 million from Central Asian Industrial Holdings, N.V. ("CAIH"), including $8 million in exchange for 22,925,701 shares, or 60%, of Chaparral's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum of which $2 million was repaid during 2002. Additionally, Kazkommertsbank provided KKM with a credit facility totaling $33 million bearing interest at 14% per annum. As of December 31, 2003 the outstanding principal balance on the KKM Credit Facility was $32 million. The terms and conditions of the CAIH Note and the KKM Credit facility are more fully described in Note 11 of our consolidated financial statements for the year ended December 31, 2003.

     The financing costs of the KKM Credit Facility and the CAIH Note represent significant future cash flow requirements. A substantial portion of our future cash flow from operations will be required for debt service and may not be available for other purposes. We expect up to $42.3 million of our future available net cash flows from the Karakuduk Field will be utilized to service the loan, depending upon excess cash flows available from operations, if any, to repay the loan prior to its stated maturity date. The availability of future cash flows is contingent upon many factors beyond our control, including successful development of the underlying oil reserves from the Karakuduk Field, production rates, production and development costs, oil prices, access to oil transportation routes, and political stability in the region. In addition under the KKM Credit Facility, our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, or acquisitions is also restricted, as well as our ability to acquire or dispose of significant assets or investments. These restrictions may make us more vulnerable and less able to react to adverse economic conditions.

     The failure of Chaparral to meet the terms of the KKM Credit Facility could result in an event of default and the loss of our shares in KKM, currently pledge as collateral under the KKM Credit Facility. We are currently in compliance with all the terms of the KKM Credit Facility. We had made all principal and interest payment due under the KKM Credit Facility and CAIH Note as of December 31, 2003. A payment of principal of $1 million and interest of $983,000 was due on the KKM Credit Facility on February 6, 2004. KKM paid the $983,000 interest on February 6, 2004, and KKM and Kazkommertsbank have agreed to defer the repayment of $1 million in principal until March 31, 2004.

     As of December 31, 2003, Chaparral has a drilling contract with KazMunayGas-Drilling, an affiliate of KMG, for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through December 31, 2004. Our other drilling and operations related contracts are either cancelable within 30 days or are on a call-off (as required) basis.


Related Party Transactions
--------------------------

     KKM has a contract to transport 100% of its oil sales through the pipeline owned and operated by KTO, a wholly owned subsidiary of KMG, the 40% minority shareholder in KKM. The rates for transportation are in accordance with those approved by the government of the Republic of Kazakhstan. Currently, the use of the KTO pipeline system is the only viable method of exporting KKM's production. As KTO notifies KKM of the export sales allocated to KKM on a monthly basis, KTO controls both the volume and transportation cost of export sales.

     KKM makes a prepayment for crude transportation based upon the allocation of export sales received from KTO. This prepayment includes pipeline costs charged by the operators of the Russian and Ukrainian pipeline systems and are dependent upon the point of sale of KKM's exports. During 2003, KKM paid $12 million to KTO of which $11.29 million were recognized as transportation costs for sales during 2003. At December 31, 2003, KKM had a prepayment balance of $1.30 million with KTO in respect of sales to be made in January 2004. Comparably during 2002, KKM paid $8.93 million to KTO of which $9.30 million were recognized as transportation costs for sales during 2002. At December 31, 2002, KKM had a prepayment balance of $584,000 with KTO in respect of sales to be made in January 2003.

     KTO charges KKM for associated costs of oil storage within their pipeline system, sales commission, and customs clearance fees in respect to export sales. KTO also provides KKM with water through the Volga Water pipeline. Amounts recognized for these services during 2003 and 2002 were $267,000 and $169,000 of which $97,000 and 37,000 remained outstanding as of the end of the respective period.

     As mentioned above, KKM has a drilling contract with KazMunayGas-Drilling, an affiliate of KMG, for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through December 31, 2004.

     All other related party transactions are disclosed in the notes to our consolidated financial statements for December 31, 2003. The loans with Kazkommertsbank and CAIH are disclosed in Note 11 and the drilling contract with KMGD is described in Note 17 and 18, the lease with Nasikhat is described in
Note 14, prepaid transportation to KTO in Note 4 and Insurance policy with Kazkommerts Policy in Note 18.


Legal Proceedings
-----------------

     In December 2002, KKM received a claim from the Ministry of State Revenues of the Republic of Kazakhstan for $9.1 million (the "Tax Claim") relating to taxes and penalties covering the three years from 1999 to 2001. KKM appealed the claim through the courts in Kazakhstan, which eventually ruled in favor of KKM with the exception of $255,000 which was upheld. As a result KKM reversed $899,000 for income taxes accrued during 2002 for the Tax Claim net of the $255,000 which was settled January 2004.

     The Ministry of State Revenues of the Republic of Kazakhstan is currently considering penalties with respect to the Tax Claim in the amount of $970,000. Due to the success of the appeal on the Tax Claim, we expect that the liability with regards to penalties will be reduced to approximately $55,000. The date for the court hearing in respect of this claim is anticipated to be decided in March 2004, with the actual hearing to be conducted at a subsequent date. It is our opinion that the ultimate resolution of this claim will not have a material adverse effect on the financial position and operating results of Chaparral.

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

     All regulations are subject to future changes by legislative and administrative action and by judicial decisions. Such changes could adversely affect the petroleum industry in general, and us in particular. It is impossible to predict the effect that any current or future proposals or changes in existing laws or regulations may have on our operations.


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

Inflation
---------

     We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of cash and cash equivalents in U.S. Dollars, but KKM's statutory tax basis for its assets, tax loss carryforwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. During 2003, however, the Tenge has appreciated against the U.S. Dollar by 7.31%. There remains no guarantee that this appreciation is either sustainable or permanent in the foreseeable future. As of December 31, 2003, the exchange rate was 144.22 Tenge per U.S. Dollar compared to 155.60 as of December 31, 2002. It should be noted that 96% of our crude oil sales in 2003 were denominated in U.S. Dollars, while the majority of our capital expenditures, operating costs and general and administrative expenses are denominated in Tenge.

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

     Oil and Gas properties (Full Cost Method). Chaparral follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. Effective with the adoption of SFAS No. 143 in 2003, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher DD&A rates compared to the successful efforts method of accounting for oil and gas properties

     All capitalized costs of proved oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimated proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized cost to be amortized.

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

     Reserves. Estimates of our proved oil and gas reserves are prepared by Ryder Scott Company in accordance with guidelines established by the SEC. Those guidelines require that reserve estimates be prepared under existing economic and operating conditions with no provisions for increases in commodity prices, except by contractual arrangement. Estimation of oil and gas reserve quantities is inherently difficult and is subject to numerous uncertainties. Such uncertainties include the projection of future rates of production, export allocation, and the timing of development expenditures. The accuracy of the estimates depends on the quality of available geological and geophysical data and requires interpretation and judgment. Estimates may be revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Our estimates of reserves are expected to change as additional information becomes available. A material change in the estimated volumes of reserves could have an impact on the DD&A rate calculation and the financial statements.

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

     Accounting for Asset Retirement Obligations. SFAS 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As a result of the adoption of FASB 143, Chaparral has increased its assets and liabilities by $516,000 as of January 1, 2003 to reflect the net present value of its retirement obligations. See Note 10 to our consolidated financial statements for the year ended December 31, 2003 for results on the adoption of SFAS 143.

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

     Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance that could materially impact our financial condition and results of operations.

     Change in Estimates. Chaparral has not materially changed the use of its methodology for the estimates described above for the years presented and actual results compared to estimates made have not had a material effect on Chaparral's financial condition and results of operations. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that could materially affect the methodology or assumptions described above.


Recent Accounting Pronouncements
--------------------------------

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 Revenue Recognition ("SAB 104"), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. The adoption of SFAS No. 149 as of July 1, 2003 has had no effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for us as of July 1,2003. The adoption of the applicable provisions of this statement as of the indicated dates has had no effect on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

     In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

     (i) Special purpose entities ("SPEs") created prior to February 1, 2003. Chaparral must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

     (ii) Non-SPEs created prior to February 1, 2003. Chaparral is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

     (iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. Chaparral is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on Chaparral's financial statements. Chaparral is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact on Chaparral's results of operations, financial position and cash flows.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Chaparral adopted SFAS 143 on January 1, 2003. See Note 10 to our consolidated financial statements for the year ended December 31, 2003 for results of the adoption of SFAS 143.

     The EITF currently is deliberating on EITF No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" and EITF No. 03-S "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies." These proposed statements will determine whether contract-based oil and gas mineral rights are classified as tangible or intangible assets based on the EITF's interpretation of SFAS No. 141 and SFAS No.142. Historically, Chaparral has classified all of its contract-based mineral rights within property, plant, and equipment and has generally not identified these amounts separately. If the EITF determines that these minerals rights should be presented as intangible assets, Chaparral would have to reclassify its contract-based oil and gas minerals rights acquired after June 30, 2001 to intangible assets and make additional disclosures in accordance with SFAS No.
142. Chaparral has not acquired any contract-based mineral rights after June 30, 2001. Therefore, the adoption of this change will not have a material effect on Chaparral's results from operations.

2.   Results of Operations

Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002
-------------------------------------------------------------------------------

     Our operations for the year ended December 31, 2003 resulted in a net income of $2.06 million compared to a net income of $4.12 million for the year ended December 31, 2002. The $2.06 million decrease in our net income is the result of (i) higher transportation, depletion, general and administrative, income tax, and minority interest costs for the year ended December 31, 2003,
(ii) a $5.34 million extraordinary gain recognized as a result of the restructuring of our indebtedness during 2002, offset by (iii) higher revenues recognized during 2003, (iv) the recognition of a $1.02 million gain as a result of the adoption of SFAS 143 on January 1, 2003 and (v) lower interest costs for 2003.

     Revenue. Revenues were $57.61 million for the year ended December 31, 2003 compared with $45.13 million for the year ended December 31, 2002. The $12.48 million increase is the result of higher volumes sold and higher oil prices received during the year ended December 31, 2003. The increase in volumes sold during 2003 was the result of increased production and sales quotas obtained for the year. During 2003 we sold approximately 2,694,000 barrels of crude oil, recognizing $57.61 million, or $21.39 per barrel, in revenue. In comparison, we sold approximately 2,467,000 barrels of crude oil, recognizing $45.13 million in revenue, or $18.29 per barrel, for the year ended December 31, 2002.

     Transportation and Operating expenses. Transportation costs for the year ended December 31, 2003 were $11.47 million, or $4.26 per barrel, and operating costs associated with sales were $5.92 million, or $2.20 per barrel. In comparison, transportation costs for the year ended December 31, 2002 were $9.43 million, or $3.82 per barrel, and operating costs associated with sales were $7.68 million, or $3.11 per barrel. The increase in transportation costs per barrel is mainly due to higher tariffs imposed on Chaparral and greater sales to the export market during 2003. The decrease in operating cost per barrel is mainly due to (i) economies of scale achieved by higher throughput during the period, (ii) significantly lower transportation costs from the wellhead to entry point of the KTO export pipeline, following the commission of the KKM pipeline, and (iii) lower work-over cost for the current year due to the increase in capital activities during the year 2003.

     Depreciation and Depletion. Depreciation and depletion expense was $18.04 million for the year ended December 31, 2003 compared to $12.80 million for the year ended December 31, 2002. The $5.24 million increase is the result of higher effective depletion rates and higher volumes of oil sold during the year ended December 31, 2003. During the year 2003, Chaparral recognized a total depletion expense of $17.30 million or $6.42 per barrel, compared with $9.48 million or $4.90 per barrel in depletion expense for the year 2002. The increase in the effective depletion rate of $1.52 per barrel is due to increased estimated capital expenditures for the development of the field for future years and reductions to Chaparral's proved reserves, based on December 31, 2002 reserve report.

     Interest Expense. Interest expense for the year ended December 31, 2003, decreased by $1.08 million from $5.61 million in 2002 to $4.53 million in 2003, as a result of lower financing costs and the restructuring of our indebtedness in 2002.

     General and Administrative Expense. General and administrative costs for the year ended December 31, 2003, increased by $950,000 from $6.81 million for the year 2002 to $7.76 million for the year 2003. The $950,000 increase is largely due to higher salaries accrued during 2003 and consultant payments, comprising of $673,000 accrued 2003 year end bonus and a $278,000 production bonus paid in the year to employees and consultants of Chaparral for achieving the milestone of 1 million tons (approximately 8 million barrels) of cumulative production. In addition, salaries increase at the KKM level by $304,000 due to increase in personnel and salary adjustments performed during 2003.

     Income Taxes. Income Tax expense for the year ended December 31, 2003, increased by $1.43 million from $2.69 million for the year 2002 to $4.12 million for the year 2003. The $1.43 million increase is largely due to KKM generating higher taxable income in the Republic of Kazakhstan. (Net income at the KKM level for the year ended December 31, 2003 was $10.76 million compared with $4.88 million for the year ended December 31,2002). All income taxes provided for relate to our operations in Kazakhstan. Chaparral currently has no U.S. income tax liability due to Chaparral's estimated USA domestic tax loss carryforwards of $24.7 million as of December 31, 2003. These carryforwards will expire at various times between 2004 and 2021. See Note 13 to our consolidated financial statements for the year ended December 31, 2003.

     Cumulative effect of change in accounting princple. As a result of the adoption of SFAS 143, Chaparral recognized a gain of $1.02 million as a cumulative effect of change in accounting principle for the year ended December 31, 2003. In addition, Chaparral recognized $73,000 in accretion expense to account for changes in the ARO liability. See Note 10 of our consolidated financial statements.

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

     Interest expense decreased from $14.45 million for the year ended December 31, 2001 to $5.61 million for the year ended December 31, 2002, due to the lower financing costs and the restructuring of our indebtedness. Chaparral's cost of financing the development of the Karakuduk Field has improved from a pre-restructuring annual interest rate of LIBOR plus 19.75% compounded daily, to a simple fixed annual interest rate of 14%, generating a saving of approximately $3 million per year. Interest expense for the year ended December 31, 2001 reflects an additional loan discount of $4.37 million recorded and fully amortized as of September 30, 2001 due to the transfer of a 40% interest in the distributable profits of CAP-G to Shell Capital for our failure to repay a $3.15 million bridge loan to Shell Capital on or before September 30, 2001. See Notes 10 and 11 to our consolidated financial statements for the year ended December 31, 2002.

     As a result of the adoption of SFAS 133, we recognized a loss of $2.52 million as a cumulative effect of change in accounting principle and an additional loss of $237,000 for the year ended December 31, 2001 to record the hedges at their fair value as of the end of the period. Comparatively, Chaparral recognized a loss of $762,000 to record the hedges at their fair value during the year ended December 31, 2002. As of December 31, 2002, the hedge agreement expired. See Note 7 to our consolidated financial statements for the year ended December 31, 2002.

     For the year ended December 31, 2002, Chaparral's financial results have been consolidated with the financial results of its operating subsidiary, KKM. During 2002, we sold approximately 2.47 million barrels of crude oil, recognizing $45.13 million, or $18.29 per barrel, in revenue. Transportation costs were $9.43 million, or $3.82 per barrel and operating costs associated with sales were $7.68 million, or $3.11 per barrel. Comparatively, Chaparral recognized $4.62 million in equity income from investment for the year ended December 31, 2001, which represents our 50% share of KKM's results during the period. During the year ended December 31, 2001, KKM sold approximately 2.18 million barrels of crude oil, recognizing $36.58 million in revenue, or $16.75 per barrel. Associated operating costs were $5.25 million, or $2.40 per barrel, and associated transportation costs were $8.30 million, or $3.80 per barrel. The increase in operating costs per barrel relates to increased utilization of a workover rig in the Karakuduk Field to maintain production rates. During the year ended December 31, 2001, our equity income from investment also reflects the elimination of $1.45 million of inter-company interest income on our loan to KKM. See Notes 5 and 19 to our consolidated financial statements for the year ended December 31, 2002.

     General and administrative costs increased from $4.33 million as of December 31, 2001, to $6.81 million as of December 31, 2002. The $2.52 million change was principally due to the consolidation of KKM financial results during 2002 as a result of the MTI acquisition. Comparably, general and administrative expenses reported by Chaparral and KKM during the year ended December 31, 2001 were $4.33 million and $3.75 million, respectively. The $2.21 million decrease was mainly due to lower insurance and lower professional services expenses. During 2002, Chaparral canceled its Overseas Private Investment Corporation ("OPIC") political risk insurance as part of the restructuring of Chaparral creating a savings of $650,000. In addition, expenses for professional services decreased by $1.52 million from 2001 to 2002.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency
----------------

     Chaparral's functional currency is the U.S. Dollar. All transactions arising in currencies other than U.S. Dollars, including assets, liabilities, revenue, expenses, gains, or losses are measured and recorded in U.S. Dollars using the exchange rate in effect on the date of the transaction.

     Cash and other monetary assets held and liabilities denominated in currencies other than U.S. Dollars are translated at exchange rates prevailing as of the balance sheet date (144.22 and 155.60 Kazakh Tenge per U.S. Dollar as of December 31, 2003 and 2002, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. Dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. Dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

     The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. During 2003, however, the Tenge has appreciated against the U.S. Dollar by 7.31%. There remains no guarantee that this appreciation is either sustainable or permanent in the foreseeable future. KKM retains the majority of cash and cash equivalents in U.S. Dollars in bank accounts within Kazakhstan, but KKM's statutory tax basis in its assets, tax loss carryforwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and/ or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. It should be noted that 96% of our crude oil sales in 2003 were denominated in U.S. Dollars, while the majority of our capital expenditures, operating costs and general and administrative expenses are denominated in Tenge.

     The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate that Chaparral could realize or settle these assets and liabilities in U.S. Dollars.

     We had $3.70 million of net monetary liabilities denominated in Tenge as of December 31, 2003.

Commodity Prices for Oil
------------------------

     During 2003 we sold approximately 2,694,000 barrels of crude oil, recognizing $57.61 million, or $21.39 per barrel, in revenue. In comparison, we sold approximately 2,467,000 barrels of crude oil, recognizing $45.13 million in revenue, or $18.29 per barrel, for the year ended December 31, 2002.

     Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in approximately $10 to $12 lower cash flow per barrel. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production. On July 17, 2003, we took the first step towards the commencement of arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan by initiating a required three-month period of consultation with the Government. Although the consultation period has expired, we continue to seek an amicable resolution with the Government on this matter rather than proceeding with arbitration. If the matter can not be resolved in a satisfactory manner we have, however, reserved our right to commence formal arbitration proceedings pursuant to our contractual arrangements with the Government.

     Chaparral has been successful in 2003 in increasing its export sales and reducing its local market deliveries. As of December 31, 2003, Chaparral has sold approximately 2,694,000 barrels of its current year production, of which approximately 2,591,000 barrels, or 96%, have been sold at world market prices and 103,000 barrels, or 4%, have been sold at domestic market prices. This represents a significant increase in sales at world market prices and corresponding decrease in local market price sales from the year 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15(a) for a list of the Financial Statements and the supplementary financial information included in this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A. Controls and Procedures.

     a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. We carried out an evaluation as of December 31, 2003, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

     (b) Changes in internal controls over financial reporting. There have been no significant changes in internal controls over financial reporting or other factors subsequent to December 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 15, 2004, the following table sets forth the names and ages of our directors and executive officers of Chaparral, the principal offices and positions with Chaparral held by each person and the date such person became a director or executive officer. The executive officers are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of stockholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by our bylaws.


Name of Director or Officer and
     Position in Chaparral            Since      Age           Principal Occupation During the Last 5 Years
     ---------------------            -----      ---           --------------------------------------------
Ian Connor                            2002       38         Mr. Connor has served as the Chairman of the Board of
Chairman of the Board                                       Chaparral since November 2002. Mr Connor is also Chairman of
                                                            Kazkommerts Securities, the investment-banking subsidiary of
                                                            Kazkommertsbank; is a Managing Director of Meridian Capital,
                                                            an investment company; and Chairman of UzPEC Limited, a UK registered oil and gas company. Formerly, Mr. Connor served as a Managing Director of Open Joint Stock Company
                                                            Kazkommertsbank, a commercial bank incorporated in
                                                            Kazakhstan. Prior to joining Kazkommertsbank, Mr. Connor
                                                            held several senior executive positions, including Chief
                                                            Executive Officer at Global Menkul Degerler A.S., an
                                                            Istanbul-based brokerage and investment house, from May 1997 to March 2001.

Nikolai D. Klinchev                   2002       46         Mr. Klinchev has been the Chief Executive Officer of
Director and                                                Chaparral since November 2002. From June 2002 to November
Chief Executive Officer                                     2002, he served as Vice President - Business Development of
                                                            Chaparral. Mr. Klinchev has served as the General Director and as a board member of KKM since 1996. Mr. Klinchev
                                                            graduated from the Institute of Energy in Almaty,
                                                            Kazakhstan, as a power engineer and studied production
                                                            management in St. Petersburg (formerly Leningrad), Russia.

Askar Alshinbayev                     2002       39         Mr. Alshinbayev has served as Managing Director and Chief
Director                                                    Executive Officer of Central Asian Industrial Holdings, N.V.
                                                            since May 2002. Since 1998, Mr. Alshinbayev has served as a
                                                            Managing Director of Open Joint Stock Company
                                                            Kazkommertsbank, a commercial bank incorporated in
                                                            Kazakhstan. From 1994 to 1998, he served as Deputy Chairman of the Management Board of Kazkommertsbank. Mr. Alshinbayev
                                                            also serves on the Board of Directors of PetroKazakhstan,
                                                            Inc. and Nelson Resources, Ltd.


Name of Director or Officer and
     Position in Chaparral            Since      Age           Principal Occupation During the Last 5 Years
     ---------------------            -----      ---           --------------------------------------------

Peter G. Dilling *                    2002       54         From 1995 to 1997, Mr. Dilling held various positions with
Director                                                    Chaparral, including Vice Chairman of the Board. Since 2000,
                                                            Mr. Dilling has served as President and Chief Executive
                                                            Officer and as a director of Trinidad Exploration and
                                                            Development, Ltd., an oil and gas exploration company. He
                                                            has served as President and Chief Executive Officer, and as a Director of Anglo-African Energy, Inc., an exploration and production company, since 1999. Prior to joining
                                                            Anglo-African, Mr. Dilling was President and a director of
                                                            M-D International Petroleum, Inc., an exploration and
                                                            production company, from 1994 to 1997.

John Duthie *                         2002       61         Since December 2002, Mr. Duthie has owned and operated
Director                                                    Bowler Hat Ltd., a H.K. based company active in Turkey and the Black Sea region. He also serves as an advisor to PDF, a corporate finance house, and provides financial and
                                                            investment advice to various Turkish and international
                                                            corporations and institutions. Prior to Bowler Hat, he
                                                            served as General Manager for Westdeutsche Landesbank
                                                            Turkey, a commercial bank headquartered in Germany, since
                                                            1994. He previously held various positions with Merrill
                                                            Lynch & Co., a stock brokerage house and investment bank,
                                                            and Deutsche Bank, a commercial bank and financial
                                                            institution.

Alan D. Berlin *                      2002       64         Since 1995, Mr. Berlin has been a partner of the law firm
Director and Corporate Secretary                            Aitken Irvin Berlin & Vrooman, LLP. He was engaged in the
                                                            private practice of law for over five years prior to joining
                                                            Aitken Irvin. Mr. Berlin served as a Director of Chaparral in 1997 and was the Secretary of Chaparral from January 1996 to August 1997. Since June 1998, he has served Chaparral in the same position. From 1985 to 1987, Mr. Berlin was the
                                                            President of the International Division of Belco Petroleum
                                                            Corp. and held various other positions with Belco Petroleum
                                                            Corp. and Belco Oil and Gas Corp. from 1977 to 2001. Mr.
                                                            Berlin has been appointed an Honorary Associate of the
                                                            Centre for Petroleum and Mineral Law and Policy at the
                                                            University of Dundee, Scotland, and is a member of the
                                                            Association of International Petroleum Negotiators.

Jonathan S. Wood                      2004       40         Mr. Wood, currently the Finance Director of Closed Joint
VP-Finance and                                              Stock Company Karakudukmunai ("KKM"), the Company's
Chief Financial Officer                                     operating subsidiary in the Republic of Kazakhstan, assumed the title of Vice President-Finance and Chief Financial
                                                            Officer of the Company in January 2004. Mr. Wood has been
                                                            with KKM since 1998 when he was appointed Financial
                                                            Controller of KKM. He has over 18 years experience in the
                                                            international petroleum industry, including over 9 years of experience in the Former Soviet Union.


Name of Director or Officer and
     Position in Chaparral            Since      Age           Principal Occupation During the Last 5 Years
     ---------------------            -----      ---           --------------------------------------------

Miguel C. Soto                        2002       32         Mr. Soto has served as Treasurer and Financial Controller of
Treasurer and Controller                                    Chaparral since November 2002. Since June 2002, Mr. Soto has been the Financial Controller of KKM. From June 2002 to
                                                            November 2002, he served as the Financial Controller of
                                                            Chaparral. Prior to joining Chaparral, Mr. Soto worked as a
                                                            Tax Accountant for Arthur Andersen and spent several years as a Staff Accountant for a technology company. * Audit
                                                            Committee member.










                                       26

Audit Committee Financial Expert

     The Board of Directors has determined that all audit committee members are financially literate under the current listing standards of the New York Stock Exchange. The Board also determined that John Duthie qualifies as an "audit committee financial expert" as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002.

Code of Ethics

     Chaparral has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and its employees. Chaparral has filed a copy of this Code of Ethics as Exhibit 99.2 to this form 10-K.

Shareholder Nomination Procedures

     There had been none material changes, during the fourth fiscal quarter, to the procedures disclosed in the Proxy statement filed on September 9, 2003 with the SEC.

Committees of the Board of Directors and Meeting Attendance

     During the fiscal year 2003, Chaparral held six Board meetings. The Board had several committees, including the Compensation Committee, the Audit Committee, the Nominations Committee, and the Corporate Governance Committee.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and any amendments furnished to Chaparral during our fiscal year ended December 31, 2003, and Form 5 and any amendments furnished to Chaparral with respect to the same fiscal year, we believe that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.


ITEM 11. EXECUTIVE COMPENSATION

     The following table shows the compensation paid by Chaparral for services rendered by Mr. Moore, who was the Vice President - Finance, and Chief Financial
Officer of Chaparral, Mr. Klinchev, who is the Chief Executive Officer of
Chaparral, Mr. Wood, who is currently the Vice President - Finance and Chief
Financial Officer of Chaparral, and Mr. Soto, who is currently the Treasurer and Controller of Chaparral. There were no other executive officers of Chaparral whose annual salary and bonus exceeded $100,000 during the fiscal year 2003.

Summary Compensation Table.

                                       Annual Compensation                         Long-Term Compensation
                              -------------------------------------   ------------------------------------------------
                                                                                     Awards                  Payouts
                                                                      ----------------------------------   -----------
       Name and                                         Other Annual    Restricted  Securities Underlying     LTIP        All Other
  Principal Position    Year    Salary        Bonus     Compensation  Stock Awards ($)  Options/SARs (#)   Payouts ($)  Compensation
  ------------------    ----    ------        -----     ------------  ----------------  ----------------   -----------  ------------
Nikolai D. Klinchev     2003   $282,000     $290,000         --             --                --               --        $28,000(1)
  Chief Executive       2002  $164,500(1)                    --             --                --               --            --
  Officer (11/02 to
  Present)
Jonathan S. Wood        2003  $235,000(2)   $136,000(2)      --             --                --               --            --
  VP-Finance and
  Chief Financial
  Officer (01/04 to
  Present)
Richard J. Moore        2003   $282,000      $40,000         --             --                --               --          $1,800
  Former VP-Finance     2002  $164,500(3)    $90,000         --             --                --               --            --
  and Chief Financial
  Officer (11/02 to
  12/03)
Miguel C. Soto          2003   $172,000      $67,000         --             --                --               --            --
  Treasurer and         2002   $116,933      $35,000         --             --                --               --            --
  Controller (11/02
  to present)

1. Represents compensation paid to Mr. Klinchev from June 2002 to December 31, 2002. In addition, $28,000 was paid by Chaparral for the education for Mr. Klinchev's daughter during 2003.
2. Mr. Wood served as Financial Director of KKM during 2003 for which he received salary of $235,000 and bonuses in the amount $136,000.
3.   Represents compensation paid to Mr. Moore from June 2002 to December 31,
     2002.


Options/SAR Grants.

     For the fiscal year ended December 31, 2003, we did not grant any options.

Aggregated Option/SAR Exercises and Year-End Option/SAR Value.

     As of December 31, 2003, there were no unexercised options/SARs and additionally, no options were exercised in fiscal year 2003.

Director Interlocks.

     Mr. Alshinbayev is a Managing Director of Kazkommertsbank and the Chief Executive Officer of CAIH. Mr. Connor, Chaparral's current Chairman, is also a Chairman of Kazkommerts Securities. Mr. Klinchev, Chaparral's current Chief Executive Officer, has acted as a Director of KKM since 1996.

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

Stock Performance Graph.

Comparison of Five Year Cumulative Total Return
-----------------------------------------------

     The following line graph compares the total returns (assuming reinvestment of dividends) of common stock, the Nasdaq Market Index and the SIC Code Index for the five year period ending December 31, 2003.


                           1998   1999     2000     2001     2002     2003
                           -------------------------------------------------
CHAPARRAL RESOURCES, INC.  100    38.02    17.50    7.29     4.83     4.88
SIC CODE INDEX             100    129.77   146.37   130.66   130.71   201.17
NASDAQ MARKET INDEX        100    185.46   111.65   88.57    61.09    92.15

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

Compensation Philosophy.
------------------------

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

Compensation Structure.
-----------------------

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

     In June 2001, Chaparral's stockholders approved the 2001 Stock Incentive Plan, which sets aside 2.14 million shares of Chaparral's common stock for issuance to Chaparral's officers, directors, employees, and consultants. Chaparral has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2003.

Compensation of the Chief Executive Officer.
--------------------------------------------

     During fiscal year 2003, Mr. Klinchev served as Chief Executive Officer of Chaparral. In establishing Mr. Klinchev's base salary, the Compensation Committee considered the factors set forth above, including the level of CEO compensation in other publicly owned/similar sized exploration and production companies in the oil and gas industry and Mr. Klinchev's level of involvement in the day-to-day operations of Chaparral.

Executive Compensation Deductibility.
-------------------------------------

     Chaparral intends that amounts paid under Chaparral's compensation plans generally will be deductible compensation expenses. The Compensation Committee does not currently anticipate that the amount of compensation paid to executive officers will exceed the amounts specified as deductible according to Section 162(m) of the Internal Revenue Code of 1986.

Compensation Committee Interlocks and Insider Participation.
------------------------------------------------------------

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

                               Compensation Committee of the Board of Directors,
                                         Ian Connor, Chairman
                                         Askar Alshinbayev
                                         Nikolai D. Klinchev


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 15, 2004, with respect to our directors, named executive officers and each person who is known by us to own beneficially more than 5% of our common stock, and with respect to shares owned beneficially by all of our directors and executive officers as a group. The address for all of our directors and executive officers of Chaparral is 2 Gannett Drive, Suite 418, White Plains, New York 10604.

                                                                          Amount and Nature of     Percent of
                                                                          Beneficial Ownership       Common
Name of Beneficial Owner                       Position                            (1)              Stock (1)
--------------------------------        ----------------------            --------------------     ----------
Central Asian Industrial Holdings, N.V.              --                       26,002,624(2)          62.98%
81 Scharlooweg,
Curacao, Netherlands Antilles

Allen & Company Incorporated                         --                        5,642,578(3)          14.77%
711 Fifth Avenue
New York, New York 10022

Whittier Ventures, LLC                               --                        4,113,122             10.76%
1600 Huntington Drive
South Pasadena, California 91030

Ian Connor                               Chairman of the Board                      --                 --

Nikolai D. Klinchev                      Director and Chief Executive            500,084(4)           1.31%
                                         Officer

Askar Alshinbayev                        Director                             26,002,624(5)          62.98%

Peter G. Dilling                         Director                                   --                 --

John Duthie                              Director                                   --                 --

Alan D. Berlin                           Director and Corporate Secretary            167(6)            *

Jonathan S. Wood                         VP - Finance and Chief Financial           --                 --
                                         Officer

Richard J. Moore                         Former VP - Finance and Chief              --                 --
                                         Financial Officer

Miguel C. Soto                           Treasurer and Controller                   --                 --

All current directors, nominees, and                 --                       26,502,875             64.19%
executive officers as a group (eight
persons)

---------
* Represents less than 1% of the shares of Common Stock outstanding.

                                       32

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

(4) In accordance with Rule 13d-3(d)(1)(i)(A), includes 500,000 shares beneficially owned by NK Cayman Limited.

(5) In accordance with Rule 13d-3(d)(1)(i)(A), includes 3,076,923 shares underlying warrants to purchase shares of Common Stock. Mr. Alshinbayev has a pecuniary interest in the shares beneficially owned by CAIH and has voting power and investment power over such shares and, thus, may be deemed to beneficially own such shares.

(6)  Includes 167 shares owned by Mr. Berlin.


1998 Incentive and Non-statutory Stock Option Plan

     On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire Chaparral's common stock may be granted to officers, directors, employees, or consultants of Chaparral and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or nonstatutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. Chaparral has not granted any options under the 1998 Plan as of December 31, 2003.

2001 Stock Incentive Plan

     In June 2001, Chaparral's stockholders approved the 2001 Stock Incentive Plan, which sets aside a total of 2.14 million shares of Chaparral's common stock for issuance to Chaparral's officers, directors, employees, and consultants. Chaparral has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2003.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 2002, Chaparral received a total equity and debt capital infusion of $45 million, which was partially utilized to repay a substantial portion of Chaparral's loan agreement with Shell Capital. Chaparral received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or 60%, of Chaparral's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum (the "CAIH Note"). Along with the CAIH Note, CAIH received a warrant to purchase 3,076,923 shares of Chaparral's common stock at $1.30 per share (the "CAIH Warrant"). Additionally, Kazkommertsbank, an affiliate of CAIH, provided KKM with a credit facility totaling $33 million, consisting of $28 million that was used to repay a portion of the Shell Capital Loan and $5 million that was made available for KKM's working capital requirements. Chaparral paid CAIH $1.79 million as a related restructuring fee. See Note 11 to our consolidated financial statements for the year ended December 31, 2003 for additional disclosure on loans with affiliates.

     In 2003, Chaparral approved a one-year agreement with OJSC Kazkommerts Securities ("KKS"), an affiliate of Kazkommertsbank, The agreement is effective as of January 7, 2003 and provides for KKS to assist the Chaparral's senior management with financial advisory and investment banking services. In consideration for the services, KKS received a monthly fee of $25,000 (the "Advisory Fee").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the fees paid or accrued (in thousands) by Chaparral for the audit and other services provided by Ernst & Young and affiliated entities for the years ended December 31, 2003 and 2002.

       Description                    2003             2002
       -----------                  --------         --------

     Audit Fees                     $    261         $    240
     Tax Fees                             12                9
     Audit Related Fees                 --               --
     All other fees                     --               --
                                    --------         --------
     Total                          $    273         $    249
                                    ========         ========


     The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by Chaparral's independent auditors. The Audit Committee pre-approved all audit-related and non-audit services in 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements
     ---------------------------

                                Table of Contents
                                                                            Page
                                                                            ----
     Chaparral Resources, Inc.
     -------------------------
     Report of Independent Auditors.........................................F-1
     Consolidated Balance Sheets--As of December 31, 2003 and
              December 31, 2002 ............................................F-2
     Consolidated Statements of Operations--Years ended December
              31, 2003, 2002, and 2001......................................F-4
     Consolidated Statements of Cash Flows--Years ended December
              31, 2003, 2002 and 2001.......................................F-6
     Consolidated Statement of Changes in Stockholders' Equity-
              Years ended December 31, 2003, 2002, and 2001.................F-8
     Notes to Consolidated Financial Statements.............................F-9
     Supplemental Information - Disclosures About Oil and Gas
              Producing Activities - Unaudited..............................F-33
     Supplemental Information - Selected Quarterly Financial
              Data - Unaudited..............................................F-38

     Audited Financial Statements of Closed Type JSC Karakudukmunay
              For the Fiscal Years Ended 2001 and 2000......................F-40

     (a)(2) Financial Statement Schedules
     ------------------------------------

     All schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (b) Current Reports on Form 8-K
     -------------------------------

     We filed a Current Report on Form 8-K, dated January 9, 2004 to report that Richard J. Moore had resigned as Chaparral's Vice President-Finance and Chief Financial Officer. Mr. Moore was replaced by Jonathan S. Wood, currently the Finance Director of KKM, who assumed the title of Vice President-Finance and Chief Financial Officer of Chaparral.

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

            10.6 1998 Incentive and Non-statutory Stock Option Plan, incorporated by reference to Exhibit 10.24 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999.

            10.7 CRI-CAP(G) Loan Agreement, dated February 7, 2000, between Chaparral Resources, Inc. and Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit
                     10.13 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

            10.8 CAP(G)-KKM Loan Agreement, dated February 7, 2000, between Closed Type JSC Karakudukmunay and Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit
                     10.16 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the Securities and Exchange Commission on March 22, 2000.

            10.9 2001 Stock Incentive Plan approved by the stockholders of Chaparral Resources, Inc. on June 21, 2001, incorporated by reference to Exhibit 10.43 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 15, 2000.

            10.10 Master Agreement, dated May 9, 2002, between Chaparral Resources, Inc. and Central Asian Industrial Holdings, N.V., incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

          Exhibit No.      Description and Method of Filing
          -----------      --------------------------------

            10.11 Mutual Release Agreement, dated May 7, 2002, among Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Central Asian Petroleum, Inc. and Closed Type JSC Karakudukmunay, and Shell Capital Inc., Shell Capital Services Limited and Shell Capital Limited, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

            10.12 Promissory Note, dated May 10, 2002, jointly and severally between Chaparral Resources, Inc. and Central Asian Petroleum (Guernsey) Limited and Central Asian Industrial Holdings, N.V., incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

            10.13 Stock Purchase Warrant, dated May 10, 2002, between Chaparral Resources, Inc. and Central Asian Industrial Holdings, N.V., incorporated by reference to Exhibit 10.4 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

            10.14 Registration Agreement, dated May 10, 2002, between Chaparral Resources, Inc. and Central Asian Industrial Holdings, N.V., incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

            10.15 Agreement, dated May 8, 2002, between Chaparral Resources, Inc. and Exeter Finance Group, Inc., incorporated by reference to Exhibit 10.6 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

            10.16 Stock Purchase Agreement, dated May 9, 2002, between Chaparral Resources, Inc. and Dardana Limited, incorporated by reference to Exhibit 10.7 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 20, 2002.

            10.17 Loan Agreement #250, dated May 6, 2002, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

            10.18 Additional Agreement, dated May 6, 2002, to Loan Agreement #250, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

            10.19 Additional Agreement, dated June 6, 2002, to Loan Agreement #250, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

            10.20 Accessorial Agreement #5382A, dated May 6, 2002, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to
                     Exhibit 10.4 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

          Exhibit No.      Description and Method of Filing
          -----------      --------------------------------

            10.21 Additional Agreement, dated May 7, 2002, to Accessorial Agreement #5382A, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

            10.22 Accessorial Agreement #5896A, dated July 31, 2002, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to
                     Exhibit 10.6 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

            10.23 Open Joint Stock Company Kazkommertsbank letter dated August 16, 2002, to Closed Joint Stock Company Karakudukmunai, incorporated by reference to Exhibit 10.7 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002, incorporated by reference to Exhibit 10.7 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 19, 2002.

            10.24 Amendment to License dated December 11, 2002, to provide for the stabilization of taxes and clarification on tax laws applicable to KKK, incorporated by reference to
                     Exhibit 10.58 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

            10.25 Service Agreement, dated January 7, 2003, between Chaparral Resources, Inc. and OJSC Kazkommerts Securities, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quaterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003.

            21 Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on April 6, 1998.

          **23       Consent of Ryder Scott Company dated March 10, 2004.

          **31.2 Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          **32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

          **32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

          **99.1 Letter from Ryder Scott Company to Chaparral Resources, Inc. regarding reserve estimates of the Karakuduk Field as of December 31, 2003, dated March 5, 2004.

          **99.2     Chaparral's Code of Ethics

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

                  CHAPARRAL RESOURCES, INC.,
                  a Delaware corporation

                  By   /s/ Nikolai D. Klinchev
                     -----------------------------------------------
                       Nikolai D. Klinchev
                       Chief Executive Officer
                       (Principal Executive Officer)

                  By   /s/ Jonathan S. Wood
                     -----------------------------------------------
                       Jonathan S. Wood
                       Chief Financial Officer
                       (Principal Financial and Accounting Officer)

                  By   /s/ Miguel C. Soto
                     -----------------------------------------------
                       Miguel C. Soto
                       Treasurer and Financial Controller
                       (Financial Controller)


Dated:   March 15, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                 Name and Title                      Signature
----                 --------------                      ---------


March 15, 2003       Askar Alshinbayev, Director         /s/ Askar Alshinbayev
                                                         -----------------------

March 15, 2003       Alan D. Berlin, Director and        /s/ Alan D. Berlin
                     Corporate Secretary                 -----------------------


March 15, 2003       Ian Connor, Chairman of the Board   /s/ Ian Connor
                                                         -----------------------

March 15, 2003       Peter G. Dilling, Director          /s/ Peter G. Dilling
                                                         -----------------------

March 15, 2003       John Duthie, Director               /s/ John Duthie
                                                         -----------------------

March 15, 2003       Nikolai D. Klinchev, Chief          /s/ Nikolai D. Klinchev
                     Executive Officer                   -----------------------

                  Consolidated Financial Statements

                  Chaparral Resources, Inc.


                  As of December 31, 2003 and 2002 and for the Three Years ended December 31, 2003 with
                  Report of Independent Auditors

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

Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited.........................................F-33
Supplemental Information - Selected Quarterly
   Financial Data - Unaudited...............................................F-38
Audited Financial Statements of Closed Type JSC Karakudukmunay
   For the Fiscal Years Ended 2001 and 2000.................................F-40

                         Report of Independent Auditors




The Board of Directors and Stockholders
Chaparral Resources, Inc.

We have audited the accompanying consolidated balance sheets of Chaparral Resources, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Resources, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2003 Chaparral Resources, Inc. adopted Statement of Financial Accounting Standards
(SFAS) No. 143, "Accounting for Asset Retirement Obligations".

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency as of December 31, 2003, and there are uncertainties relating to the Company's ability to meet projected cash flow requirements through 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans and other factors in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.



                                                /s/ Ernst & Young Kazakhstan
                                                ----------------------------
                                                Ernst & Young Kazakhstan


March 17, 2004
Almaty, Kazakhstan


                              CHAPARRAL RESOURCES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)

                                                                     December 31,
                                                                  2003         2002
                                                               ---------    ---------
Assets
Current assets:
     Cash and cash equivalents                                 $   2,639    $   4,295

     Accounts receivable:
       Oil sales receivable                                          215        1,993
       VAT receivable (Note 3)                                     2,907        1,999
     Prepaid expenses (Note 4)                                     1,940        1,872
     Prepaid expenses to affiliates (Note 4)                       1,296          584
     Crude oil inventory                                             544          548
                                                               ---------    ---------
Total current assets                                               9,541       11,291

Materials and supplies                                             3,188        2,457
Other                                                               --              5
Property, plant and equipment:
   Oil and gas properties, full cost:  (Note 5)
     Properties subject to depletion                             118,347       84,833
     Properties not subject to depletion                           2,942        8,814
                                                               ---------    ---------
                                                                 121,289       93,647
   Other property, plant and equipment (Note 6)                    9,408        8,210
                                                               ---------    ---------
                                                                 130,697      101,857
Less - accumulated depreciation, depletion, and amortization     (44,758)     (28,302)
                                                               ---------    ---------
Property, plant and equipment, net                                85,939       73,555

Total assets                                                   $  98,668    $  87,308
                                                               =========    =========

See accompanying notes.


                                CHAPARRAL RESOURCES, INC.
                               CONSOLIDATED BALANCE SHEETS
                                     (In Thousands)

                                                                    December 31,
                                                                 2003         2002
                                                              ---------    ---------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                           $   6,086    $   2,772
   Accounts payable to affiliates (Note 18)                       1,143           37
   Accrued liabilities:
     Accrued compensation                                           949          227
     Other accrued liabilities (Note 8)                           1,571        2,432
     Accrued interest payable (Note 11)                             776          250
     Current income tax liability (Note 13)                           3        1,939
   Current portion of loans payable to affiliates (Note 11)      12,000        6,000
                                                              ---------    ---------
Total current liabilities                                        22,528       13,657

Accrued production bonus (Note 9)                                   190          477
Loans payable to affiliates (Note 11)                            21,284       27,998
Deferred tax liability (Note 13)                                  3,057          746
Minority interest                                                 4,635          321
Asset Retirement Obligation (Note 10)                               804         --
Commitments and contingencies (Note 16)                            --           --

Stockholders' equity:
   Common stock (Note 12) - authorized, 100,000,000
     shares of $0.0001 par value; issued and outstanding,
     38,209,502 and 38,209,502 shares as of
     December 31, 2003 and December 31, 2002, respectively            4            4
   Capital in excess of par value                               107,226      107,226
  Preferred stock - 1,000,000 shares authorized, 925,000
     shares undesignated. Issued and outstanding - none            --           --
  Accumulated deficit                                           (61,060)     (63,121)
                                                              ---------    ---------
Total stockholders' equity                                       46,170       44,109
                                                              ---------    ---------
Total liabilities and stockholders' equity                    $  98,668    $  87,308
                                                              =========    =========

See accompanying notes.


                              CHAPARRAL RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In Thousands, Except Share Data)

                                                        Year Ended December 31,
                                                     2003         2002         2001
                                                  ---------    ---------    ---------

Revenue                                           $  57,615    $  45,133    $    --

Costs and expenses:
   Transportation costs                              11,474        9,427         --
   Operating expenses                                 5,915        7,678         --
   Impairment of materials inventory                   --            203         --
   Depreciation, depletion, and amortization         18,038       12,804          753
   Advisory fee (Note 18)                               300         --           --
   Hedge losses (Note 7)                               --            762          237
   General and administrative                         7,762        6,811        4,330
                                                  ---------    ---------    ---------
                                                     43,489       37,685        5,320
                                                  ---------    ---------    ---------
Income/(loss) from operations                        14,126        7,448       (5,320)
Other income (expense):
   Interest income                                       24            8        1,454
   Interest expense                                  (4,526)      (5,605)     (14,446)
   Equity income from investment (Note 20)             --           --          4,616
   Accretion expense                                    (73)        --           --
   Currency exchange gain/(loss)                        (62)        (131)        --
   Minority interest                                 (4,314)        (241)        --
   Other                                                (11)         (15)        --
                                                  ---------    ---------    ---------
                                                     (8,962)      (5,984)      (8,376)
                                                  ---------    ---------    ---------
Income/(loss) before income taxes,
   extraordinary gain, and cumulative effect of
   change in accounting principle                     5,164        1,464      (13,696)
Income tax expense (Note 13)                         (4,121)      (2,685)        --
                                                  ---------    ---------    ---------
Income/(loss) before extraordinary gain and
   cumulative effect of change in
   accounting principle                           $   1,043    $  (1,221)   $ (13,696)

Extraordinary gain (Note 11)                           --          5,338         --
Cumulative effect of change in accounting
   principle, net of taxes of $436,000 for 2003
   and $0 for 2001 (Notes 7 & 10)                     1,018         --         (2,519)
                                                  ---------    ---------    ---------
Net income/(loss)                                 $   2,061    $   4,117    $ (16,215)
                                                  =========    =========    =========



                                     CHAPARRAL RESOURCES, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands, Except Share Data)



                                                           Year Ended December 31,
                                                    2003             2002             2001
                                               --------------   --------------    ------------

Net income/(loss)                              $        2,061   $        4,117    $    (16,215)
Cumulative annual dividend accrued
   Series A Redeemable Preferred Stock                   --               --              (250)
Discount accretion
   Series A Redeemable Preferred Stock                   --               --              (100)
                                               --------------   --------------    ------------
Net income/(loss) available to common
   Stockholders                                $        2,061   $        4,117    $    (16,565)
                                               ==============   ==============    ============

Basic and diluted earnings per share:
Income/(loss) per share before extraordinary
   gain and cumulative effect of change in
   accounting principle                        $        0.03    $        (0.04)   $      (0.98)

Extraordinary gain                             $         --     $         0.18    $       --

Cumulative effect of change in
   accounting principle                        $        0.02    $         --      $      (0.18)

Net income/(loss) per share                    $        0.05    $         0.14    $      (1.16)

Weighted average number of shares
   outstanding (basic and diluted)                 38,209,502       29,753,569      14,283,788



See accompanying notes.


                                   CHAPARRAL RESOURCES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In Thousands)

                                                                   Year Ended December 31,
                                                                2003        2002        2001
                                                              --------    --------    --------
Cash flows from operating activities
Net income/(loss)                                             $  2,061    $  4,117    $(16,215)
Adjustments to reconcile net income/(loss) to
   net cash provided in operating activities:
     Equity income from investment                                --          --        (4,616)
     Depreciation, depletion, and amortization                  18,038      12,804       1,333
     Loss on disposition of  assets                                 11          15        --
     Deferred Income taxes                                       2,311         746        --
     Cumulative effect of change in accounting
         principal                                              (1,018)       --         2,519
     Hedge losses                                                 --           762         237
     Accretion expense on ARO                                       73        --          --
     Amortization of debt issuance cost                           --          --         3,102
     Amortization of note discount                                 286         234        --
     Extraordinary gain on restructuring of debt                  --        (5,338)       --
     Interest expense from transfer of net profits interest       --          --         4,369
     Non-cash interest expense                                    --         2,753        --
     Minority interest                                           4,314         241        --
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                       870      (1,960)        295
         Prepaid expenses                                         (775)       (614)        (43)
         Crude oil inventory                                        55        (240)       --
         Accrued interest income on advances to KKM               --          --        (1,452)
         Interest payments from KKM                               --          --         5,799
       Increase (decrease)  in:
         Accounts payable and accrued liabilities               (2,094)     (5,560)        396
         Accrued interest payable                                  526         261       1,676
         Other liabilities                                         213         288        --
         Interest expense reclassified as principal on
           the Shell Capital loan                                 --          --         4,272
                                                              --------    --------    --------
Net cash provided by operating activities                       24,871       8,509       1,672
                                                              --------    --------    --------


                                      CHAPARRAL RESOURCES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In Thousands)

                                                           Year Ended December 31,
                                                        2003        2002        2001
                                                      --------    --------    --------
Cash flows from investing activities
Additions to property, plant, and equipment           $(24,800)   $(11,834)   $    (18)
Investment in and advances to KKM                         --          --        (7,734)
Acquisition of  10% interest in KKM,
     net of cash acquired                                 --          (644)       --
Materials and supplies inventory                          (732)        353        --
Proceeds from disposition of assets                          5           5        --
                                                      --------    --------    --------
Net cash used in investing activities                  (25,527)    (12,120)     (7,752)
                                                      --------    --------    --------

Cash flows from financing activities
Net proceeds from Shell Capital loan                  $   --      $   --      $  5,650
Proceeds from sale of stock                               --         8,000        --
Proceeds from loans from affiliates                      6,500      40,000        --
Payments on Shell Capital loan                            --       (30,450)       --
Debt restructuring and issuance costs                     --        (2,518)       --
Payments on loans from affiliates                       (7,500)     (5,000)       --
Redemption of Series A Preferred Stock                    --        (2,300)       --
                                                      --------    --------    --------
Net cash provided/(used) by financing activities        (1,000)      7,732       5,650
                                                      --------    --------    --------

Net increase (decrease) in cash and
   cash equivalents                                     (1,656)      4,121        (430)
Cash and cash equivalents at beginning
   of year                                               4,295         174         604
                                                      --------    --------    --------
Cash and cash equivalents at end of year              $  2,639    $  4,295    $    174
                                                      ========    ========    ========

Supplemental cash flow disclosure
     Interest paid                                    $  4,282    $  3,019    $    986
     Income taxes paid                                $  5,019    $   --      $   --
Supplemental schedule of non-cash
   investing and financing activities
       Non-cash additions to oil and gas properties   $  3,939    $   --      $   --
     Common stock issued for 10% interest in KKM      $   --      $  2,701    $   --
     Discount recognized for note issued
       with stock warrants                            $   --      $  2,466    $   --


See accompanying notes.


                                           CHAPARRAL RESOURCES, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       (In Thousands, Except Share Data)


                                                              Capital in
                                         Common Stock         Excess of    Unearned
                                    -----------------------      Par      Restricted   Accumulated
                                      Shares       Amount       Value    Stock Awards    Deficit       Total
                                    ----------   ----------   ---------- ------------  ----------    ----------
Balance at December 31, 2000        14,283,634   $        1   $   94,061   $     --    $  (52,136)   $   41,926
Capital stock issued for services          167         --           --           --          --            --
Cumulative dividend Series A              --           --           --           --          (250)         (250)
   Redeemable Preferred Stock
Discount accretion on redeemable          --           --           --           --          (100)         (100)
   preferred stock
Net loss for the year 2001                --           --           --           --       (16,215)      (16,215)
                                    ----------   ----------   ----------   ---------   ----------    ----------
Balance at December 31, 2001        14,283,801   $        1   $   94,061   $     --    $  (68,701)   $   25,361
                                    ----------   ----------   ----------   ---------   ----------    ----------
Capital stock issued in private
   placement                        22,925,701            3        7,998         --          --           8,001
Capital stock issued for 10%
   interest in KKM                   1,000,000         --          2,701         --          --           2,701
CAIH warrants issued                      --           --          2,466         --          --           2,466
Discount accretion on redeemable
   preferred stock                        --           --           --           --           (36)          (36)
Cumulative dividend Series A
   Redeemable Preferred Stock             --           --           --           --           (90)          (90)
Redemption of  Series A
   Redeemable Preferred Stock             --           --           --           --         3,726         3,726
Adjustment due to full
   consolidation of KKM                   --           --           --           --        (2,137)       (2,137)
Net income for the year 2002              --           --           --           --         4,117         4,117
                                    ----------   ----------   ----------   ---------   ----------    ----------
Balance at December 31, 2002        38,209,502   $        4   $  107,226   $     --    $  (63,121)   $   44,109
                                    ----------   ----------   ----------   ---------   ----------    ----------
Net income for the year 2003              --           --           --           --         2,061         2,061
                                    ----------   ----------   ----------   ---------   ----------    ----------
Balance at December 31, 2003        38,209,502   $        4   $  107,226   $     --    $  (61,060)   $   46,170
                                    ==========   ==========   ==========   =========   ==========    ==========

See accompanying notes.


                                                      F-8

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

As of December 31, 2003, Chaparral owns a 60% interest in KKM, a Kazakhstan Joint Stock Company of Closed Type. KKM was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau Region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

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

As a result of the acquisition of MTI during 2002, the Company obtained a controlling interest in KKM. Consequently, the Company's financial statements have been consolidated with KKM on a retroactive basis to January 1, 2002. The Company previously accounted for its 50% investment in KKM using the equity method of accounting, which is reflected in the Company's financial statements for periods prior to 2002.

Certain reclassifications have been made in the periods presented for the 2002 financial statements to conform to the 2003 presentation. The following reclassifications have been made; (i) Prepaid transportation to KTO as of December 31, 2002 is now shown separately, (ii) Accounts payable to affiliates is shown separately for 2002, and (iii) $938,000 originally presented as Management service fees during 2002 has been netted against general and administrative expenses.

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

Foreign Currency Translation

The Company's functional currency is the U.S. Dollar. All transactions arising in currencies other than U.S. Dollars, including assets, liabilities, revenue, expenses, gains, or losses are measured and recorded in U.S. Dollars using the exchange rate in effect on the date of the transaction.

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. Dollars are translated at exchange rates prevailing as of the balance sheet date (144.22 and 155.60 Kazakh Tenge per U.S. Dollar as of December 31, 2003 and 2002, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. Dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. Dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate that the Company could realize or settle these assets and liabilities in U.S. Dollars.

The Company had $3.7 million of net monetary liabilities denominated in Tenge as of December 31, 2003.

Interest Capitalization

The Company capitalizes interest on significant construction projects. Statement of Financial Accounting Standards ("SFAS") 34, Capitalization of Interest Costs, provides standards for the capitalization of interest costs as part of the historical cost of acquiring assets. FASB-Interpretation (FIN) 33 provides guidance for the application of SFAS 34 to the full cost method of accounting for oil and gas properties. Under FIN 33, costs of investments in unproved properties and major development projects, on which depreciation, depletion, and amortization (DD&A) expense is not currently taken and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying the weighted-average interest rate on debt by the amount of costs excluded. Capitalized interest cannot exceed gross interest expense. The Company incurred interest costs of $5.19 million and $6.24 million for the years ended December 31, 2003 and 2002, respectively. For the same periods, the Company capitalized interest totaling $662,000, and $631,000, respectively.

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

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

Other Property, Plant and Equipment

Other property, plant and equipment are valued at historical cost and are depreciated on a straight line basis over the estimated useful lives of the assets as follows:

                    Description                       Period
                    -----------                       ------

          Office buildings and apartments            20 years
          Office equipment                            3 years
          Vehicles                                    5 years
          Field buildings                            15 years
          Field equipment                         Up to 10 years

Inventory

Crude oil inventory is valued using the first-in, first-out method, at the lower of cost or net realizable value. Crude oil inventory represents production costs associated with lifting and transporting crude oil from the Karakuduk Field to the KazTransOil pipeline. Crude oil placed into the KazTransOil Pipeline is held as inventory until formally nominated and delivered for sale. Crude oil inventory as of December 31, 2003 and 2002 represented approximately 74,000 barrels and 87,000 barrels of crude oil, respectively.

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

                            CHAPARRAL RESOURCES, INC.

1.   Summary of Significant Accounting Policies and Organization (continued)

Earnings Per Common Share

Basic Earnings Per Share ("EPS") is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (warrants, convertible notes payable, and options) had been converted to such common shares, and if such assumed conversion is dilutive. The Company's basic and diluted EPS for the years ended December 31, 2003, 2002 and 2001 are the same, as the assumed conversion of all potentially dilutive securities would be anti-dilutive.

New Accounting Standards

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 Revenue Recognition ("SAB 104"), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. The adoption of SFAS No. 149 as of July 1, 2003 had no effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for the Company as of July 1, 2003. The adoption of the applicable provisions of this statement as of the indicated dates has no effect on the Company's financial statements.

                            CHAPARRAL RESOURCES, INC.

1.   Summary of Significant Accounting Policies and Organization (continued)

New Accounting Standards (continued)

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

     (i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

     (ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

     (iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact on the Company's results of operations, financial position and cash flows.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 on January 1, 2003. See Note 10 for the effect of the adoption of SFAS 143.

The EITF currently is deliberating on EITF No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" and EITF No. 03-S "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies." These proposed statements will determine whether contract-based oil and gas mineral rights are classified as tangible or intangible assets based on the EITF's interpretation of SFAS No. 141 and SFAS No.142. Historically, the Company has classified all of its contract-based mineral rights within property, plant, and equipment and has generally not identified these amounts separately. If the EITF determines that these minerals rights should be presented as intangible assets, Chaparral would have to reclassify its contract-based oil and gas minerals rights acquired after June 30, 2001 to intangible assets and make additional disclosures in accordance with SFAS No. 142. The Company has not acquired any contract-based mineral rights after June 30, 2001. Therefore, the adoption of this change will not have an effect on the Company's financial position or results from operations.

                            CHAPARRAL RESOURCES, INC.

1.   Summary of Significant Accounting Policies and Organization (continued)

Fair Value of Financial Instruments

All of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, and loans payable, have fair values which approximate their recorded values as they are either short-term in nature or carry interest rates which approximate market rates.

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

2.   Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency as of December 31, 2003. In addition, the Company has experienced limitations in obtaining 100% export quota for the sale of its hydrocarbons. These conditions create uncertainties relating to the Company's ability to meet all expenditure and cash flow requirements through the next twelve months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company is seeking to alleviate these conditions by obtaining 100% export of all hydrocarbons produced from the Karakuduk Field through discussions with the Government of Kazakhstan. On July 17, 2003, the Company took the first step towards the commencement of arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan by initiating a required three-month period of consultation with the Government. The Government indicated an interest in trying to resolve this matter during the consultation period. Although the consultation period has expired, the Company continues to seek an amicable resolution with the Government on this matter rather than proceeding with arbitration. If the matter cannot be resolved in a satisfactory manner, the Company has, however, reserved the right to commence formal arbitration proceedings pursuant to its contractual arrangements with the Government.

In addition, the Company is attempting to obtain additional financing to cover any cash flow deficiencies that may occur and refinance the Company's loan with JSC Kazkommertsbank ("Kazkommertsbank") in order to reduce the Company's current interest rate of 14% and alleviate the Company's current working capital deficiency.

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

                            CHAPARRAL RESOURCES, INC.

3.   VAT Receivable

The value added tax (VAT) receivable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT receivable consists of VAT paid on local expenditures and imported goods. Under the Company's Agreement, VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company's fiscal obligations, including future income tax liabilities. Periodically, the Company reviews its outstanding VAT receivable for possible impairment. During the years ended December 31, 2003 and 2002, the Company utilized its VAT receivable to offset fiscal obligations for approximately $2.58 million and $1.6 million against other fiscal obligations respectively.

4.   Prepaid Expenses

The breakdown of Prepaid expenses is as follows:


                  Description                    December 31,   December 31,
                  -----------                       2003           2002
                                                 (Thousands)    (Thousands)
                                                 -----------    -----------

     Prepaid transportation costs to KTO            $1,296         $  584
     Advanced payments for materials and supplies    1,616          1,352
     Prepaid insurance                                 210            104
     Other prepaid expenses                            114            416
                                                    ------         ------
     Total prepaid expenses                         $3,236         $2,456
                                                    ======         ======

Prepaid transportation costs represent prepayments to CJSC KazTransOil ("KTO"), a 100% subsidiary of KMG, for export tariffs necessary to sell oil on the export market, which is expensed in the period the related oil revenue is recognized. Advanced payments for materials and supplies represent prepayments for general materials and supplies to be used in the development of the Karakuduk Field.

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

The Company calculates depreciation, depletion, and amortization of oil and gas properties using the units-of-production method. The provision is computed by multiplying the unamortized costs of proved oil and gas properties by a production rate calculated by dividing the physical units of oil and gas produced during the relevant period by the total estimated proved reserves. The unamortized costs of proved oil and gas properties include all capitalized costs net of accumulated amortization, estimated future costs to develop proved reserves, and estimated dismantlement and abandonment costs. Estimates of proved oil and gas reserves are prepared in accordance with guidelines established by the SEC. Those guidelines require that reserve estimates be prepared under existing economic and operating conditions with no provisions for increases in commodity prices, except by contractual arrangement. Estimation of oil and gas reserve quantities is inherently difficult and is subject to numerous uncertainties. Such uncertainties include the projection of future rates of production, export allocation, and the timing of development expenditures. The accuracy of the estimates depends on the quality of available geological and geophysical data and requires interpretation and judgment. Estimates may be

                            CHAPARRAL RESOURCES, INC.

5.   Oil and Gas Properties - Full Cost (continued)

revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. The Company's estimates of reserves are expected to change as additional information becomes available. A material change in the estimated volumes of reserves could have an impact on the DD&A rate calculation and the financial statements.

The Company recognized total amortization expense of $17.30 million and $12.08 million for the years ended December 31, 2003 and 2002, respectively. For the same periods, the Company has an effective amortization rate of $6.42 and $4.90 per barrel, respectively. The Company's amortization expense during 2001 was $730,000. Amortization expense from KKM of $8.67 million during 2001 was accounted under the equity method.

In accordance with SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, the Company accounts for amortization of crude oil production as a component of crude oil inventory until the related crude oil is sold. For the years ended December 31, 2003 and 2002, the Company had $423,000 and $372,000 of amortization expense allocated to crude oil inventory, respectively.

Costs capitalized to oil and gas properties consist of:


Description                                         December 31,   December 31,
-----------                                            2003           2002
                                                    (Thousands)    (Thousands)
                                                    -----------    -----------

Acquisition costs                                    $  10,633      $  10,633
Exploration and appraisal costs                         22,277         22,277
Development cost                                        81,366         54,920
Other capitalized cost                                   1,097          1,097
Capitalized interest                                     5,275          4,720
Asset Retirement Obligation                                641           --
                                                     ---------      ---------
    Total oil and gas properties at cost             $ 121,289      $  93,647
                                                     =========      =========

Total costs not subject to amortization              $   2,942      $   8,814
                                                     =========      =========

Total costs subject to amortization                  $ 118,347      $  84,833
Accumulated amortization                               (40,915)       (25,105)
                                                     ---------      ---------
      Net properties subject to amortization         $  77,432      $  59,728
                                                     =========      =========

                            CHAPARRAL RESOURCES, INC.

5.   Oil and Gas Properties - Full Cost (continued)

The condensed financial statements of KKM are as follows:

                                                             December 31,
                                                          2003        2002
                                                       (Thousands) (Thousands)
                                                        --------    --------
Condensed balance sheet
   Current assets                                       $  9,109    $ 10,874
   Non-current assets (primarily oil and gas
     properties, full cost method)                        81,551      66,949
   Current liabilities                                    24,544      15,834
   Non-current liabilities
     Loan payable to related party                        29,977      31,809
     Loans payable to affiliates                          20,000      27,000
     Other non-current liabilities                         4,551       2,376
   Charter capital                                           200         200
   Retained earnings/ (accumulated deficit)               11,388         604

Condensed income statement
   Revenues                                             $ 57,615    $ 45,133
   Other costs and expenses                              (46,830)    (40,255)
                                                        --------    --------
   Net income                                           $ 10,785    $  4,878
                                                        ========    ========


6.   Other Property, Plant and Equipment

A summary of other property, plant and equipment is provided in the table below:

              Description                      December 31,     December 31,
              -----------                          2003             2002
                                                (Thousands)     (Thousands)
                                                  -------         -------

    Office buildings and apartments               $   879         $   326
    Office equipment and furniture                  1,026             917
    Vehicles                                        1,435           1,419
    Land                                               25              25
    Field buildings                                 5,413           4,948
    Field equipment and furniture                     630             575
                                                  -------         -------
        Total cost                                  9,408           8,210

    Accumulated depreciation                       (3,843)         (3,197)
                                                  -------         -------

    Property, plant and equipment, net            $ 5,565         $ 5,013
                                                  =======         =======

Depreciation expense for property, plant, and equipment was $734,000, $724,000, and $23,000 for the years ending December 31, 2003, 2002 and 2001, respectively.

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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement, as amended by SFAS No. 137, 138, and 149, is effective for years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001. As a result of adoption of SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income, which require derivative financial instruments to be recorded at their fair value. Accordingly, the Company recognized a $2.52 million loss from the cumulative effect of change in accounting principle upon adoption. In addition and in accordance with SFAS 133, the Company recognized $762,000 loss for the year ended December 31, 2002 to record the Hedge Agreement at its fair value as of that date. The Hedge Agreement expired in December 2002 and the Company did not enter into any hedge agreements during 2003.

8.   Other Accrued Liabilities


                     Description             December 31,   December 31,
                     -----------                2003            2002
                                             (Thousands)    (Thousands)
                                             -----------    -----------

                Accrued taxes payable           $  910         $2,238
                Production bonus                   500           --
                Other accrued liabilities          161            194
                                                ------         ------

                    Total accrued liabilities   $1,571         $2,432
                                                ======         ======

9.   Accrued Production Bonus

Accrued production bonus represents production based bonuses, which will be payable to the Government of Kazakhstan, amounting to $500,000 when cumulative production reaches 10 million barrels and $1.2 million when cumulative production reaches 50 million barrels. Under current Kazakhstan tax law, the production bonuses will be considered tax deductible expenditures in the calculation of income taxes. The Company accrues the production bonuses in relation to cumulative oil production. The Company accrued $213,000 and $201,000 in production bonuses for the years ended December 31, 2003 and 2002, respectively. In addition, the first production bonus is expected to be paid during the second quarter 2004.

                            CHAPARRAL RESOURCES, INC.

10.  Asset Retirement Obligation

As discussed in Note 1, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with SFAS 143, Accounting for Asset Retirement Obligations. Previously, the Company used an amount equal to the undiscounted cash flows associated with the asset retirement obligation ("ARO") in determining depreciation, depletion, and amortization ("DD&A") rates. Under the new accounting method, the Company now recognizes AROs in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The cumulative effect of the change on prior years resulted in a gain of $1.02 million, net of tax of $436,000, or $0.02 per share, which is included in income for the year ended December 31, 2003.

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

On February 12, 2003, the Company commenced a new drilling campaign to further develop and commercially produce the oil reserves in the Karakuduk Field. As a result of the new drilling campaign, the Company revised its estimate of retirement costs to include expected additions to the Karakuduk Field during 2003. This change in estimate did not result in a direct charge to income for the year ended December 31, 2003. The following table describes all changes to the Company's asset retirement obligation liability:

                                                        December 31, 2003
                                                          (In Thousands)
                                                          --------------
         Asset retirement obligation at beginning of year    $     --
         Liability recognized in transition                       516
         Accretion expense                                         73
         Revision in estimated cash flows                         215
                                                             --------
         Asset retirement obligation at end of year          $    804
                                                             ========


The pro forma effects of the application of SFAS 143 as if the Statement had been adopted for periods prior to January 1, 2003 are presented below:

- The pro forma asset retirement obligation liability balances as if Statement 143 had been adopted on January 1, 2001 (rather than January 1, 2003) are as follows (In Thousands);

                                                      December 31,
                                                ------------------------
                                                2003      2002      2001
                                                ----      ----      ----
Pro forma amounts of liability for
asset retirement obligation at
beginning of year                               $516      $467      $426

Pro forma amounts of liability for
asset retirement obligation at end of year      $804      $516      $467

                            CHAPARRAL RESOURCES, INC.

10.  Asset Retirement Obligation (continued)

- The Pro forma amounts assuming the accounting change is applied retroactively (In Thousands, Except Share Data);


Pro forma amounts assuming the
accounting change is applied
retroactively net-of-tax:
                                               2003        2002          2001
                                            ---------   ---------    ----------
Income/(loss) before extraordinary
gain and cumulative effect of
change in accounting principle              $   1,043   $    (708)   $  (13,643)

Net income/(loss)                           $   2,061   $   4,630    $  (16,162)

Income/(loss) per share before
extraordinary gain and cumulative
effect of change in accounting              $    0.03   $   (0.02)   $    (0.96)
principle

Net income/(loss) per share                 $    0.05   $    0.16    $    (1.13)



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

In June 2002, the Company prepaid $2 million of the $4 million outstanding principal balance of the CAIH Note. As a result, the Company recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount on the CAIH Note. The extraordinary loss was netted against the extraordinary gain from the restructuring of the Shell Capital Loan. The Company recognized $423,000 in interest expense on the CAIH Note for the year ended December 31, 2002 and $526,000 for the year ended December 31, 2003. The CAIH Note is presented net of $716,000 remaining discount as of December 31, 2003.

                            CHAPARRAL RESOURCES, INC.

11.  Loans Payable to Affiliates (continued)

In addition, as a result of the restructuring of the Shell Capital Loan, the Company recognized a $6.56 million extraordinary gain on the extinguishment of debt due to the restructuring of the Shell Capital Loan. The extraordinary gain reflects the forgiveness of $9.07 million in principal, interest, and fees previously owed to Shell Capital, less $1.79 million in restructuring fees paid to CAIH, $509,000 in professional fees, and $220,000 in other costs and expenses. The Company recognized $2.75 million and $10.01 million in interest expense on the Shell Capital loan during 2002 and 2001, respectively. As of May 2002, the Company has no further commitments or obligation under the Shell Capital Loan.

KKM Credit Facility
-------------------

In May 2002, KKM established a five-year, $33 million credit line with Kazkommertsbank. The KKM Credit Facility consists of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $4.0 million and $3.08 million of interest expense on the KKM Credit Facility for the years ended December 31, 2003 and 2002, respectively. Accrued interest payable as of December 31, 2003 on the KKM Credit Facility amounts to $776,000.

The non-revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14% and is repayable over a five-year period with final maturity in May 2007. Accrued interest is payable quarterly, beginning in December 2002; KKM started making quarterly principal payments in May 2003. As of December 31, 2003, the Company has repaid $3 million in principal and is in compliance with all the terms of the KKM Credit Facility.

The revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14%. The revolver is loaned to KKM for short-term periods of up to one year, but KKM has the right to re-borrow the funds through May 2006 with final repayment due in May 2007. The initial $3 million revolving loan to KKM was subject to a three- month term. The principal balance was repaid in July 2002 and KKM immediately re-borrowed another $3 million with a maturity date of July 31, 2003. KKM repaid the $3 million due on July 31, 2003 and exercised its right to re-borrow another $3 million with a maturity date of July 31, 2004. In addition, on December 30, 2003, Kazkommertsbank increased the revolving portion of the KKM Credit Facility from $3 million to $5 million. On the same date, KKM borrowed the additional $2 million to finance ongoing operations. The additional $2 million accrued interest at 14% and principal and interest is due in full on June 30, 2004. All amounts due in 2004 under the revolving portion of the KKM Credit Facility are classified as current as of December 31, 2003.

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

The Company is subject to certain pledges, covenants, and other restrictions under the KKM Credit Facility, including, but not limited to, the following:

     (i) CAP-G pledged its 50% interest in KKM to Kazkommertsbank as collateral for the KKM Credit Facility;
     (ii) The Company provided a written guarantee to Kazkommertsbank that it will repay the KKM Credit Facility in the event KKM fails to do so;
     (iii) KKM may not incur additional indebtedness or pledge its assets to another party without the written consent of Kazkommertsbank; and
     (iv) KKM may not pay dividends without the written consent of Kazkommertsbank.

                            CHAPARRAL RESOURCES, INC.

11.  Loans Payable to Affiliates (continued)

The KKM Credit Facility stipulates certain events of default, including, but not limited to, KKM's inability to meet the terms of the KKM Credit Facility, KKM's failure to meet its obligations to third parties in excess of $100,000, and the Company's involvement in legal proceedings in excess of $100,000 where an adverse judgment against the Company occurs or is expected to occur. If an event of default does occur and is not waived by the lender, Kazkommertsbank has a right to call the KKM Credit Facility immediately due and payable and/or exercise its security interest on the Company's shares in KKM pledged as collateral. Furthermore, in the event of a material adverse change in the financial or credit markets, Kazkommertsbank has a right to unilaterally alter any terms and conditions of the KKM Credit Facility, including the rate of interest, by written request. KKM may either agree to the amended terms or repay the outstanding KKM Credit Facility within 10 days of notification.

The maturity schedule of the Company's indebtedness as of December 31, 2003 is as follows:

                                                     Principal
                          Date                       Amount Due
                          ----                       ----------

                          2004                      $ 12,000,000
                          2005                        10,000,000
                          2006                         8,000,000
                          2007                         4,000,000
                 -----------------------------------------------
                 Total principal due                $ 34,000,000
                 Less:
                   Principal due within one year     (12,000,000)
                   Unamortized debt issue cost          (716,000)
                 -----------------------------------------------
                 Net long-term principal due         $21,284,000
                 ===============================================

Line of Credit
--------------

On April 29, 2003, Kazkommertsbank provided a line of credit for $2.5 million to the Company to cover necessary operating expenditures ("Line of Credit"). On the same day, the Company accessed $1.5 million from the line of credit to cover the required transportation costs for oil sales. The $1.5 million was due on May 29, 2003 and accrued simple interest at an annual rate of 14%. The company repaid the $1.5 million and all accrued interest on May 22, 2003 and the credit line was cancelled.

12.  Common Stock

General

1998 Incentive and Non-statutory Stock Option Plan

On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire the Company's common stock may be granted to officers, directors, employees, or consultants of the Company and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or nonstatutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. The Company has not granted any options under the 1998 Plan as of December 31, 2003.

2001 Stock Incentive Plan

In June 2001, the Company's stockholders approved the 2001 Stock Incentive Plan, which sets aside a total of 2.14 million shares of the Company's common stock for issuance to the Company's officers, directors, employees, and consultants. The Company has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2003.

                            CHAPARRAL RESOURCES, INC.

12.  Common Stock (continued)

Non-Qualified Stock Options

During 2003, stock options to purchase 2,817 shares of the Company's common stock granted in 1997 to various employees and consultants of the Company expired. The expired options had exercise prices ranging between $43.20 and $142.50 per share.

Common Stock Offerings and Common Stock Warrant Issuances

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

In January 1998, the Company granted 500 shares of the Company's common stock to an employee of the Company, which vested ratably on January 30, 1999, 2000, and 2001, respectively. The Company recognized $45,000 as compensation expense, amortized over the vesting period of the grants.

As discussed in Note 11, Shell Capital's warrant for 1,785,455 shares of the Company's common stock was canceled on May 2002 as part of the restructuring of the Shell Capital Loan. The warrants had an exercise price of $9.79.

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

In May 2002, the Company issued 1 million shares of its outstanding common stock valued at $2.7 million and $1.2 million in cash to Dardana Limited, in exchange for 100% of the stock of MTI, which owns a 10% interest in KKM.

As discussed in Note 11, the Company issued to CAIH a warrant to purchase 3,076,923 shares of the Company's common stock at an exercise price of $1.30 per share, subject to certain anti-dilution provisions. The CAIH Warrant is exercisable for five years from May 10, 2002, the date of grant. The fair market value of the CAIH Warrant of $2.47 million was recorded as a discount on the CAIH Note. The fair market value of the CAIH Warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.09%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 0.624, and a weighted average life expectancy of 3.5 years.

As discussed in Note 11, the Company received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or 60%, of the Company's outstanding common stock.

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

SFAS 123 Disclosure. SFAS 123 requires that pro forma information regarding net income and earnings per share are determined as if the Company had accounted for its employee stock options under the fair value method as defined in SFAS 123. The fair value for the options issued is estimated at the date of grant using the Black-Scholes option pricing model by using weighted average assumptions, volatility factors of the expected market price of the Company's common stock, and the weighted average life expectancy of the options. The Company did not issue any options during 2000, 2001, 2002 and 2003 and all outstanding options were fully vested as of December 31, 1999, therefore pro-forma information is not presented.

A summary of the Company's stock option activity and related information for the periods ended follows:

                                       Shares        Weighted         Weighted
                                       Under     Average Exercise     Average
                                       Option          Price         Fair Value
                                      -----------------------------------------
Unexercised options outstanding -
         December 31, 2000             57,516         $67.73             -
Options Cancelled                           -              -             -
                                      -----------------------------------------
Unexercised options outstanding -
         December 31, 2001             57,516         $67.73             -
Options Cancelled                     (54,700)        $66.32
                                      -----------------------------------------
Unexercised options outstanding -
         December 31, 2002              2,816         $95.10             -
Options Cancelled                      (2,816)        $95.10
                                      -----------------------------------------
Unexercised options outstanding -
         December 31, 2003                  -         $   -              -


Exercisable options
   December 31, 2001                   57,516         $67.73
   December 31, 2002                    2,816         $95.10
   December 31, 2003                        0         $   -

                            CHAPARRAL RESOURCES, INC.

12.  Common Stock (continued)

The following table summarizes all common stock purchase warrant activity:

                                               Number of           Exercise
                                                 Stock              Price
                                                Warrants            Range
                                              ------------     ---------------
     Outstanding, December 31, 2000            1,837,822       $0.0006 - $210
     Expired                                      (3,334)      $    51 - $75
                                              ------------     ---------------
     Outstanding, December 31, 2001            1,834,488       $0.0006 - $210
     Granted                                   3,076,923       $         1.30
     Expired                                     (48,700)      $     0 - $210
     Cancelled                                (1,785,455)      $         9.79
                                              ------------     ---------------
     Outstanding as of  December 31, 2002      3,077,256       $  0.60 - $1.30
                                              ------------    ----------------
     Expired                                        (333)      $          0.60
                                              ------------     ---------------
     Outstanding as of  December 31, 2003      3,076,923       $          1.30
                                              ============     ===============

                            CHAPARRAL RESOURCES, INC.

13.  Income Taxes

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

For financial reporting purposes, income before income taxes, extraordinary gain, and cumulative effect of change in accounting principle includes the following components:

                                       Year ended December 31,
                              2003              2002               2001
                           (Thousands)       (Thousands)       (Thousands)
                            --------          --------          --------

     Domestic               $ (3,883)         $ (5,923)         $(13,696)
     Foreign                   9,047             7,387              --
                            --------          --------          --------
                            $  5,164          $  1,464          $(13,696)
                            ========          ========          ========


The components of the income tax provision (benefit) are as follows:

                                              Year ended December 31,
                                        2003           2002            2001
                                     (Thousands)    (Thousands)     (Thousands)
                                     -----------    -----------     -----------
Income tax provision:
  Current
     Domestic                         $    --        $    --        $      --
     Foreign                              2,246          1,939             --
                                      ---------      ---------      -----------
  Total current                           2,246          1,939             --
                                      ---------      ---------      -----------
Deferred
     Domestic                              --             --               --
     Foreign                              1,875            746             --
                                      ---------      ---------      -----------
  Total deferred                          1,875            746             --
                                      ---------      ---------      -----------
Total provision for income taxes      $   4,121      $   2,685      $      --
                                      =========      =========      ===========

                            CHAPARRAL RESOURCES, INC.

13.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                 Year Ended December 31,
                                               --------------------------
                                                 2003             2002
                                              (Thousands)      (Thousands)
                                               ---------        ---------
     Deferred tax assets:
       Oil and gas assets                       $    983        $    660
       Sales of assets                                23              28
       Obsolete inventory                             52              48
       Amortization of derivatives                 1,400           1,400
       Compensation and accrued expenses           1,022              41
       Capital loss on transfer of net
         profits interest                          1,529           1,529
       Net operating loss carry-forwards           8,645           9,231
                                                --------        --------
       Deferred tax assets                        13,654          12,937
       Valuation allowance                       (13,046)        (12,751)
                                                --------        --------
     Total deferred tax assets                       608             186
     Deferred tax liabilities:
       Depreciation and other basis
          Differences                             (3,665)           (932)
                                                --------        --------
     Net deferred tax liabilities               $ (3,057)       $   (746)
                                                ========        ========


SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $13,046 valuation allowance at December 31, 2003 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $295,000. The increase in valuation allowance is mainly due to domestic operating losses realized during 2003 less expiration of net operating losses from prior years and prior year return to provision adjustments.

As of December 31, 2003, the Company has estimated domestic tax loss carry-forwards of $24.7 million. These carry-forwards will expire at various times between 2004 and 2021.

                               Expiration of domestic tax loss carry-forward
                                              (In Thousands)
                           -----------------------------------------------------
                                                              Later
                           1 Year   2-3 Years   4-5 Years     Years      Total
                           ------   ---------   ---------     -----      -----
  Tax loss carry-forward    $ 913     $ 704       $ 741     $  22,342   $ 24,700


During 2000 and 2002, the Company had an ownership change under ss.382 of the Internal Revenue Code, which significantly limits the Company's use of its net operating tax loss carry-forwards. During 2003 no such ownership change took place.

                            CHAPARRAL RESOURCES, INC.

13.  Income Taxes (continued)

Undistributed earnings associated with the Company's interest in KKM amounted to approximately $6.83 million at December 31, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the Republic of Kazakhstan. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with the hypothetical calculation; however, unrecognized foreign tax credit forwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $1.02 million would be payable upon remittance of all previously unremitted earnings at December 31, 2003.

The following table summarizes the significant differences between the statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                          Year ended December 31, (In Thousands)
                                              2003         2002         2001
                                            --------     --------     --------
Income/(loss) before minority interest,
     income taxes, extraordinary gain,
     and cumulative effect of change in
     accounting principle                   $  9,478     $  1,705     $(13,696)

Statutory tax rate                                35%          35%          35%


Income taxes (benefit) computed
     at statutory rate                      $  3,317     $    597     $ (4,794)

Losses and expenses with no tax
     benefit                                   1,919          840            7
Expiration of NOL carry forwards                 320          597          663
Difference in foreign tax rate                  (694)        (378)        --
Valuation allowance                              295          221        4,124
Reversal of provision for tax claim             (899)        --           --
Additional foreign taxes/(benefit)              (137)         808         --
                                            --------     --------     --------
Income tax provision                        $  4,121     $  2,685     $   --
                                            ========     ========     ========


Foreign taxes applicable to the Company are specified under the Agreement with the Government of the Republic of Kazakhstan. As of December 31, 2003, the Company has utilized all available foreign tax loss carry forwards.

In December 2002, KKM received a claim from the Ministry of State Revenues of the Republic of Kazakhstan for $9.1 million (the "Tax Claim") relating to taxes and penalties covering the three years from 1999 to 2001. KKM appealed the claim through the courts in Kazakhstan, which eventually ruled in favor of KKM with the exception of $255,000 which was upheld. As a result, KKM reversed $899,000 of income taxes accrued during 2002 for the Tax Claim net of $255,000 which was settled in January 2004.

The Company has used the best estimates available to determine the Company's deferred tax assets and liabilities. Refer to Note 15 regarding the uncertainties of taxation in the Republic of Kazakhstan.

                            CHAPARRAL RESOURCES, INC.

14.  Operating Leases

The Company entered into a sublease agreement extending from March 2000 through November 2003. At the expiration date of the lease, the Company moved its registered office from Houston to New York. In addition, the Company entered into a new 6 month lease agreement for reduced office space at a new location in Houston. The Company also maintains an executive office in Almaty, Kazakhstan. The Almaty office is subleased from Nasikhat, an affiliate of Kazkommertsbank, for approximately $3,000 per month renewable at the Company's option on September 1, 2004. As of December 31, 2003, the Company's future minimum annual lease payments through the contractual term of these leases are $29,000, all due in 2004.

The Company's rental expense for 2003, 2002 and 2001, was approximately $144,000, $83,000 and $77,000, respectively.

15.  Commitments and Contingencies

Taxation
--------

As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. Management then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely; management must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent the Company establishes a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance that could materially impact the Company's financial condition and results of operations.

In addition, the existing legislation with regard to taxation in the Republic of Kazakhstan is constantly evolving as the Government manages the transition from a command to a market economy. Tax and other laws applicable to the Company are not always clearly written and their interpretation is often subject to the opinions of the local or Central Tax Authorities. Instances of inconsistent opinions between local, regional and national tax authorities are not unusual.

In December 2002, KKM received an amendment to the Agreement to provide for the stabilization of taxes and clarification on tax laws applicable to KKM. The amendment increased the KKM royalty rate from 8% to 8.14% and allowed KKM to use the lower current tax rates for payroll taxes, social taxes and pension taxes. In addition, during 2003 the royalty rate was increased to 8.4% from 8.14%. The effect of these changes is reflected on the Company's financial statements as of December 31, 2003.

The Ministry of State Revenues of the Republic of Kazakhstan is currently considering penalties with respect to the Tax Claim in the amount of $970,000 (see Note 13). Due to the success of the appeal on the Tax Claim, we expect that the liability with regards to penalties will be reduced to approximately $55,000. The date for the court hearing in respect of this claim is anticipated to be decided in March 2004, with the actual hearing to be conducted at a subsequent date. It is our opinion that the ultimate resolution of this claim will not have a material adverse effect on the financial position and operating results of Chaparral.

                            CHAPARRAL RESOURCES, INC.

15.  Commitments and Contingencies (continued)

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

16.  Local Oil Sales Requirements and Export Quotas

The ability of the Company to realize the carrying value of its assets is dependent on being able to transport hydrocarbons and finding appropriate markets for their sale. Domestic markets in the Republic of Kazakhstan currently do not permit world market prices to be obtained.

The Company is responsible for obtaining export quotas and finalizing access routes through the KazTransOil pipeline and onward through the Russian pipeline system. The Company has a right to export and receive export quota for 100% of the production from the Karakuduk Field under the terms of the Agreement.

During 2003, the Company sold crude oil to the following major customers: Vitol Central Asia S.A., Naftex Oil and Shipping Corporation, and Euro-Asian Oil Company Inc, accounting for 61%, 13% and 12% of total annual deliveries, respectively.

Oil and gas producers within Kazakhstan are required to sell a certain portion of their crude oil production to the local market to supply local energy needs. During 2002, the Company sold approximately 363,000 barrels of crude oil on the local market for approximately $3.3 million and 2.1 million barrels at world market prices for approximately $41.83 million. During 2003 the Company sold approximately 103,000 barrels of crude oil on the local market for approximately $947,000 and 2.59 million barrels on the export market for approximately $56.67 million. Oil sales at world market prices represent 98% and 92% of the Company's oil sales revenues during 2003 and 2002, respectively.

The Company continues to seek an amicable resolution with the Government to eliminate local market requirements. If this matter can not be resolved in a satisfactory manner, the Company has, however, reserved the right to commence formal arbitration proceedings pursuant to its contractual arrangements with the Government (See Note 2).

17.  Capital Commitments

As of December 31, 2003, the Company has a drilling contract with KazMunayGas-Drilling ("KMGD"), an affiliate of KMG, for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through December 31, 2004. The minimum payments under the drilling contract with KMGD for 2004 are $5.52 million. The Company's other drilling and operations related contracts can either be cancelable within 30 days or are on a call-off (as required) basis.

The Company has no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk field.

                            CHAPARRAL RESOURCES, INC.

18.  Related Party Transactions

In 2003, the Company approved a one-year agreement with OJSC Kazkommerts Securities ("KKS"), an affiliate of Kazkommertsbank. The agreement is effective as of January 7, 2003 and provides for KKS to assist the Company's senior management with financial advisory and investment banking services. In consideration for the services KKS received a monthly fee of $25,000 (the "Advisory Fee").

Kazkommerts Policy, an affiliate of Kazkommertsbank, is the major insurer of KKM oil and gas activities. The current insurance policy expires in November 2004.

KKM has a contract to transport 100% of its oil sales through the pipeline owned and operated by KTO, a wholly owned subsidiary of KMG, the 40% minority shareholder in KKM. The rates for transportation are in accordance with those approved by the government of the Republic of Kazakhstan. Currently, the use of the KTO pipeline system is the only viable method of exporting KKM's production. As KTO notifies KKM of the export sales allocated to the company on a monthly basis, KTO controls both the volume and transportation cost of export sales.

KKM makes a prepayment for crude transportation based upon the allocation of export sales received from KTO. This prepayment includes pipeline costs charged by the operators of the Russian and Ukrainian pipeline systems and are dependent upon the point of sale of KKM's exports. During 2003, KKM paid $12 million to KTO, of which $11.29 million were recognized as transportation costs for sales during 2003. Comparably during 2002, KKM paid $8.93 million to KTO, of which $9.30 million were recognized as transportation costs for sales during 2002. See
Note 4 for prepaid transportation as of December 31, 2003 and 2002.

KTO charges KKM for associated costs of oil storage within their pipeline system, sales commission, and customs clearance fees in respect to export sales. KTO also provides KKM with water through the Volga Water pipeline. Amounts recognized for these services during 2003 and 2002 were $267,000 and $169,000, respectively.

KMGD, a subsidiary of KMG, provided a drilling rig for the drilling campaign, which commenced February 12, 2003 and is contracted to provide the services of a drilling rig throughout 2004.

The total amounts of the transactions with the above related companies are as follows:

                                 2003               2002
                              (Thousands)        (Thousands)
                              -----------        -----------
Kazkommerts Policy              $   524            $    82
KTO                             $11,561            $ 9,476
KMGD                            $ 5,999            $    66


Accounts Payable Balance to affiliates as of December 31,

                                 2003               2002
                              (Thousands)        (Thousands)
                              -----------        -----------
Kazkommerts Policy              $   48             $ --
KTO                                 97                 37
KMGD                               998               --
                                ------             ------
                                $1,143             $   37
                                ======             ======


All other related party transactions are disclosed on the face of the balance sheet and in the notes to the financial statements. The loans with Kazkommertsbank and CAIH are disclosed in Note 11 and the drilling contract with KMGD is described in Note 17 and 18, the lease with Nasikhat is described in
Note 14, and prepaid transportation to KTO in Note 4.

                            CHAPARRAL RESOURCES, INC.

19.  Subsequent Events

A payment of principal of $1 million and interest of $983,000 on the KKM Credit Facility was due on February 6, 2004. The Company paid the $983,000 interest on February 6, 2004, and the Company and Kazkommertsbank have agreed to defer the repayment of $1 million in principal until March 31, 2004.

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

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                                 (IN THOUSANDS)

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

KKM sold 2.69 million barrels of crude oil in 2003, of which 103,000 barrels, or approximately 4%, were sold to the local market. Comparatively, the Company sold
2.47 million barrels of crude oil in 2002, of which 363,000, or approximately 15%, was sold to the local market. KKM has an existing Agreement to sell 100% of its production on the export market for world market prices and a right to export 100% of its production under the terms of its Agreement with the government. Although the Company expects to sell 100% of its production on the export market in future years, the year-end prices used for the standardized measure of discounted net cash flows for 2003 reflects the assumption that 5% of KKM's production will be sold on the local market for a substantially lower net oil price. Year-end prices used for the standardized measure of discounted net cash flows for 2002 and 2001 reflect the assumption that 15% and 20% of KKM's production would have been sold on the local market for a substantially lower net oil price, respectively.

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

As a result of the acquisition of an additional 10% interest in KKM through the acquisition of 100% of the stock in MTI during 2002, the Company's SFAS 69 is presented in full for the years 2003 and 2002. For the year 2001 the Company had a 50% proportionate equity interest in KKM's oil and gas producing activities. The Company has attached the audited financial statements of KKM for the years 2001 and 2000. Those financial statements should be reviewed in conjunction with the following disclosures with respect to the Company's proportionate equity interest in KKM's oil and gas producing activities for the years 2001 and 2000.


                       SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                                    PRODUCING ACTIVITIES-UNAUDITED
                                            (IN THOUSANDS)

Proved Oil and Gas Reserve Quantities
         (All within the Republic of Kazakhstan)

                                                               Year Ended December 31,
                                              --------------------------------------------------------
                                                     2003               2002               2001
                                                     ----               ----               ----
                                                 Oil      Gas      Oil        Gas      Oil      Gas
                                              Reserves  Reserves Reserves   Reserves Reserves Reserves
                                               (bbls.)   (Mcf.)   (bbls.)    (Mcf.)   (bbls.)  (Mcf.)
                                              -------    ------   -------    ------   ------   -------
Proved developed and undeveloped reserves:

Beginning Balance                              21,855      --      29,921      --       --        --
Revision of previous estimates                  6,455      --      (5,348)     --       --        --
Extensions, discoveries and other additions      --        --        --        --       --        --
Production                                     (2,694)     --      (2,718)     --       --        --
                                              -------    ------   -------    ------   ------   -------
Ending Balance December 31,                    25,616      --      21,855      --       --        --
                                              =======    ======   =======    ======   ======   =======

Company's proportional interest in KKM's
  Proved developed and undeveloped
  Reserves                                       --        --        --        --     14,961      --
                                              =======    ======   =======    ======   ======   =======

Minority interest in KKM's
  Proved developed and undeveloped
  Reserves                                     10,246      --       8,742      --       --        --
                                              =======    ======   =======    ======   ======   =======

Proved Developed Reserves                      15,107      --       9,321      --       --        --
                                              =======    ======   =======    ======   ======   =======
Minority interest in KKM's
  Proved Developed Reserves                     6,043      --       3,728      --       --        --
                                              =======    ======   =======    ======   ======   =======


                                                 F-34

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                                 (IN THOUSANDS)

Capitalized Costs Relating to Oil and Gas Producing Activities
         (All within the Republic of Kazakhstan)

                                                    Year Ended December 31,
                                                2003         2002         2001
                                             ---------    ---------    ---------

Unproved oil and gas properties              $   6,131    $  11,270    $    --
Proved oil and gas properties                  118,347       84,853         --
                                             ---------    ---------    ---------
                                               124,478       96,123
Accumulated depreciation and depletion         (40,915)     (25,105)        --
                                             ---------    ---------    ---------

Net capitalized cost                         $  83,563    $  71,018    $    --
                                             =========    =========    =========


Company's share of equity method
   investee's net capitalized cost           $    --      $    --      $  33,530
                                             =========    =========    =========


Cost Incurred in Oil and Gas Property Acquisition, Exploration, and Development
   Activities
         (All within the Republic of Kazakhstan)

                                                       Year Ended December 31,
                                                       2003      2002      2001
                                                     -------   -------   -------
Acquisition costs (1)                                $  --     $ 3,881   $  --
Exploration and appraisal costs                         --        --        --
Development costs                                     27,642    10,287      --
                                                     -------   -------   -------
                                                     $27,642   $14,168   $  --
                                                     =======   =======   =======

Company's share of equity method
   inveestee's costs of property acquisition,
   Exploration, and development                      $  --     $  --     $12,446
                                                     =======   =======   =======


(1) Acquisition cost for the year 2002 represents the cost for acquiring an additional 10% interest in KKM through the acquisition of 100% of the outstanding stock in MTI .

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                                 (IN THOUSANDS)

Results of Operations for Producing Activities
         (All within the Republic of Kazakhstan)

                                                     Year Ended December 31,
                                                  2003        2002        2001
                                                --------    --------    --------

Oil revenue                                     $ 57,615    $ 45,133    $   --
Transportation costs                             (11,474)     (9,427)       --
Operating expenses                                (5,915)     (7,678)       --
Depreciation, depletion, and amortization        (18,038)    (12,804)       --
                                                --------    --------    --------
                                                  22,188      15,224        --
Provision for income taxes(1)                     (6,986)     (3,633)       --
                                                --------    --------    --------
                                                $ 15,202    $ 11,591    $   --
                                                ========    ========    ========


Company's share of equity method
   investee's results from operations
   for producing activities                     $   --      $   --      $  6,090
                                                ========    ========    ========

(1) Income tax expense is calculated by applying the statutory tax rate to operating profit, adjusted for applicable net operating loss carry forwards.


  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proven Oil and Gas Reserves (All within the Republic of Kazakhstan)

                                                   Year Ended December 31,
                                             -----------------------------------
                                                2003         2002         2001
                                             ---------    ---------    ---------
Future cash inflows                          $ 476,969    $ 377,660    $    --
Future development costs                       (73,642)     (83,189)        --
Future production costs                        (53,338)     (50,952)        --
Future income tax expenses                     (90,699)     (55,699)        --
                                             ---------    ---------    ---------
Future net cash flows                          259,290      187,820         --
10% annual discount for
   estimated timing of cash flows              (92,108)     (59,081)        --
                                             ---------    ---------    ---------
Standardized measure of discounted net
   cash flows                                $ 167,182    $ 128,739    $    --
                                             =========    =========    =========

Minority interest                            $  66,873    $  51,496    $    --
                                             =========    =========    =========

Company's share of equity method
   investee's standardized measure of
   discounted future net cash flows          $    --      $    --      $  40,344
                                             =========    =========    =========

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                                 (IN THOUSANDS)

Principal Sources of Change in the Standardized Measure of Discounted Future Net Cash Flows

                                                   Year Ended December 31,
                                             -----------------------------------
                                                2003         2002         2001
                                             ---------    ---------    ---------

Beginning balance                            $ 128,739    $  80,688    $    --
Sales of oil produced, net of production
   and transportation costs                    (40,226)     (28,028)        --
Extensions and discoveries                        --           --           --
Net changes in prices, production
   cost and future development cost             (3,377)     129,412         --
Net changes due to revisions of previous
   quantity estimates                           79,054      (63,344)        --
Development cost incurred                       27,642       10,287         --
Accretion of discount                              463       10,393         --
Net change in income taxes                     (25,113)     (10,669)        --
Ending balance                               $ 167,182    $ 128,739    $    --
                                             =========    =========    =========


                                                   SUPPLEMENTAL INFORMATION
                                        SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                        (All Amounts in Thousands, Except Share Data)

2003 Quarterly Information

                                                                   For the Three Months Ended                    Total as of
                                                   -----------------------------------------------------------   ------------
                                                     March 31,       June 30,      September 30,  December 31,   December 31,
                                                       2003            2003            2003           2003           2003
                                                   ------------    ------------    ------------   ------------   ------------
Revenue (1)                                        $      7,813    $      8,472    $     23,308   $     18,022   $     57,615
Transportation and operating costs                        2,785           3,048           6,288          5,268         17,389
Depreciation and depletion                                2,438           3,319           7,140          5,141         18,038
                                                  ------------    ------------    ------------   ------------   ------------
Operating income                                          2,590           2,105           9,880          7,613         22,188
                                                   ============    ============    ============   ============   ============

Income/(loss) before taxes and cumulative effect
   of change in accounting principle                       (617)           (779)          4,550          2,010          5,164
Income taxes                                                352             330           2,479            960          4,121
                                                   ------------    ------------    ------------   ------------   ------------
Income/(loss) before extraordinary gains                   (969)         (1,109)          2,071          1,050          1,043
Cumulative effect of change in
   accounting principle                                   1,018            --              --             --            1,018
                                                   ------------    ------------    ------------   ------------   ------------
Net income/(loss) available to common
   Stockholders                                    $         49    $     (1,109)   $      2,071   $      1,050   $      2,061
                                                   ------------    ------------    ------------   ------------   ------------
Diluted earnings per share:
Income/(loss) per share before cumulative
  effect of change in accounting principle         $      (0.03)   $      (0.03)   $       0.05   $       0.03   $       0.03
Cumulative effect of change in
  accounting principle                             $       0.03    $       0.00    $       --     $       --     $       0.02
Net loss per share                                 $      (0.00)   $      (0.03)   $       0.05   $       0.03   $       0.05
Basic Weighted average number of shares
  Outstanding (basic)                                38,209,502      38,209,502      38,209,502     38,209,502     38,209,502

Diluted earnings per share:
Loss per share before cumulative
  effect of change in accounting principle         $      (0.03)   $      (0.03)   $       0.05   $       0.03   $       0.03
Cumulative effect of change in
  accounting principle                             $       0.03    $       0.00    $       --     $       --     $       0.02
Net loss per share                                 $      (0.00)   $      (0.03)   $       0.05   $       0.03   $       0.05
Diluted Weighted average number of shares
  Outstanding (basic and diluted)                    38,209,502      38,209,635      38,408,726     38,209,502     38,209,502


(1)  Revenue is presented gross of transportation and marketing cost in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs


                                                SUPPLEMENTAL INFORMATION
                                     SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                     (All Amounts in Thousands, Except Share Data)

2002 Quarterly Information

                                                           For the Three Months Ended                      Total as of
                                            -----------------------------------------------------------    ------------
                                              March 31,       June 30,      September 30,  December 31,    December 31,
                                                2002            2002            2002           2002            2002
                                            ------------    ------------    ------------   ------------    ------------

Revenue (1)                                 $      8,379    $     10,646    $     13,446   $     12,662    $     45,133
Transportation and operating costs                 4,123           4,248           4,609          4,125          17,105
Depreciation and depletion                         2,932           3,067           3,709          3,096          12,804
                                            ------------    ------------    ------------   ------------    ------------
Operating income (loss)                            1,324           3,331           5,128          5,441          15,224
                                            ============    ============    ============   ============    ============
Income/(loss) before taxes and
  extraordinary gains                             (2,893)              3           2,465          1,889           1,464

Income taxes                                         233             287             352          1,813           2,685
                                            ------------    ------------    ------------   ------------    ------------
Income/(loss) before extraordinary gains          (3,126)           (284)          2,113             76          (1,221)

Extraordinary gains                                 --             5,338            --             --             5,338
                                            ------------    ------------    ------------   ------------    ------------

Net income/(loss) available to common
  Stockholders                              $     (3,126)   $      5,054    $      2,113   $         76    $      4,117
                                            ============    ============    ============   ============    ============

Basic earnings per share:

Loss per share before cumulative
  Extraordinary gain                        $      (0.22)   $      (0.01)   $       0.06   $      (0.00)   $      (0.04)

Extraordinary gain                          $       --      $       0.19    $       --     $       --      $       0.18

Net loss per share                          $      (0.22)   $       0.18    $       --     $      (0.00)   $       0.14

Basic weighted average number of shares
  outstanding (basic)                         14,283,801      27,955,630      38,209,501     38,209,501      29,753,569

Diluted earnings per share:

Loss per share before cumulative
  Extraordinary gain                        $      (0.22)   $      (0.01)   $       0.05   $      (0.00)   $      (0.04)

Extraordinary gain                          $       --      $       0.19    $       --     $       --      $       0.18

Net loss per share                          $      (0.22)   $       0.18    $       0.05   $      (0.00)   $       0.14

Diluted weighted average number of shares
  outstanding (basic and diluted)             14,283,801      28,488,711      39,134,622     38,209,615      29,753,682


(1)  Revenue is presented gross of transportation and marketing cost in accordance with EITF 00-10, Accounting for
     Shipping and Handling Fees and Costs

                                                          F-39


                              Financial Statements

                              Closed Type JSC Karakudukmunay


                              For the Two Years ended December 31, 2001 with Reports of Independent Auditors

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
                                                             ========    ========

See accompanying notes.


                         Closed Type JSC Karakudukmunay
            Statements of Operations for the years ended December 31,
                         (In Thousands of U.S. Dollars)


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


                         Closed Type JSC Karakudukmunay
                       Statement of Stockholders' Deficit
                         (In Thousands of U.S. Dollars)


                                      Authorized       Accumulated
                                    Charter Capital      Deficit            Total
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





                                       F-45

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

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


4.   Prepaid and Other Receivables

The breakdown of Prepaid and Other Receivables is as follows:

                                                 December 31,   December 31,
                  Description                        2001          2000
                  -----------                       ------        ------

     Advanced payment for oil and gas assets        $ --          $  189
     Advanced payments for materials and supplies      588          --
     VAT receivable from drilling contractor          --             651
     Prepaid transportation costs                      959           291
     Other prepaid expenses                            158           120
                                                    ------        ------
     Total                                          $1,705        $1,251
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

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


11.  Taxes

The Company is subject to corporate income tax at the prevailing statutory rate of 30%. Income (loss) from continuing operations before provision for income taxes consists of:

                                                    Year ended December 31,
                                                       2001         2000
                                                    ---------     ---------

     Income/(Loss) before income taxes              $   7,489     $   1,405
                                                    =========     =========


The provision for income taxes consists of:

                                                      Year ended December 31,
                                                         2001         2000
                                                        ------       ------
     Income tax provision:
       Current                                            --           --
       Deferred                                          1,162         --
                                                        ------       ------
     Total provision for income taxes                   $1,162       $ --
                                                        ======       ======


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

                         Closed Type JSC Karakudukmunay
                  Notes to the Financial Statements (continued)
         (Amounts in thousands of U.S. dollars unless otherwise stated)


12.  Charter Capital

The total Charter Fund contribution specified in the Founders Agreement of the Company is $200,000. Each of the founders' portion of the Charter Fund and their respective participating interest in the Company is:

                                                  December 31,              December 31,
                                                      2001                      2000
                                            ------------------------   ----------------------
                                               Charter                   Charter
                                             Contribution    Percent   Contribution   Percent
                                             ------------    -------   ------------   -------
KazakhOil                                        $ 80           40%        $ 80          40%
Korporatsiya Mangistau Terra International         20           10%          20          10%
Central Asian Petroleum (Guernsey)
 Limited - CAP-G                                  100           50%         100          50%
                                                 ----         ----         ----        ----

Total charter capital                            $200          100%        $200         100%
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

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                           (All Amounts in Thousands)


Proved Oil and Gas Reserve Quantities
(All within the Republic of Kazakhstan)

                                                            Oil            Gas
                                                          Reserves      Reserves
                                                           (bbls.)        (Mcf.)
                                                           -------       -------
Proved developed and undeveloped reserves:

Balance December 31, 1999                                   20,142          --
Revision of previous estimates                                --            --
Extensions, discoveries and other additions                 13,633          --
Production                                                    (730)         --
Balance December 31, 2000                                   33,045          --
Revision of previous estimates                              (1,978)         --
Extensions, discoveries and other additions                  1,043          --
Production                                                  (2,189)         --
                                                           -------       -------
Balance December 31, 2001                                   29,921          --
                                                           =======       =======

Proved Developed Reserves:

Balance December 31, 2000                                   10,414          --
                                                           =======       =======
Balance December 31, 2001                                   13,520          --
                                                           =======       =======

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
                                                       ========        ========


Cost Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities
         (All within the Republic of Kazakhstan)

                                                         Year Ended December 31,
                                                           2001            2000
                                                         -------         -------

Acquisition costs                                        $  --           $  --
Exploration and appraisal costs                              200           5,060
Development costs                                         24,692          22,144
                                                         -------         -------
                                                         $24,892         $27,204
                                                         =======         =======

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

                                                       Year Ended December 31,
                                                      -------------------------
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
                                                      =========       =========


Principal sources of change in the standardized measure of discounted future net cash flows

                                                      Year Ended December 31,
                                                    ---------------------------
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


                        SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                                (All Amounts in Thousands)


2001 Quarterly Information

                                                         For the Three Months Ended
                                                       (In Thousands of U.S. Dollars)                       Total as of
                                           ------------------------------------------------------------------------------
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







                        SUPPLEMENTAL INFORMATION - SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED
                                               (All Amounts in Thousands)


2000 Quarterly Information

                                                         For the Three Months Ended
                                                       (In Thousands of U.S. Dollars)                     Total as of
                                        ------------------------------------------------------------------------------
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





                                      F-64