Form 10-Q
period 2004-03-31
CHAPARRAL RESOURCES INC
filed 2004-05-14
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

                           2 Gannett Drive, Suite 418
                          White Plains, New York 10604
                    (Address of Principal Executive Offices)

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

         YES  |_|          NO  |X|

         As of May 10, 2004 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.

                            CHAPARRAL RESOURCES, INC.
                                    FORM 10-Q
                                 MARCH 31, 2004

                                TABLE OF CONTENTS

PART I. SUMMARIZED FINANCIAL INFORMATION                                  PAGE
                                                                          ----

Item l.    Financial Statements

           Consolidated Condensed Balance Sheets as of
            March 31, 2004 and December 31, 2003                            1

           Consolidated Condensed Statements of Operations
            for the Three Months Ended March 31, 2004 and 2003              3

           Consolidated Condensed Statements of Cash Flows
            for the Three Months Ended March 31, 2004 and 2003              4

           Notes to Consolidated Condensed Financial Statements             6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      18

Item 4.    Controls and Procedures                                         19

PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                20

           Signature                                                       21



                          Part I - Summarized Financial Information

                                 Item 1 - Financial Statements

                                   Chaparral Resources, Inc.
                             Consolidated Condensed Balance Sheets
                                         (In Thousands)

                                                         March 31,               December 31,
                                                           2004                     2003
                                                       (Unaudited)
                                                        -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                            $   5,193                  $   2,639
   Accounts receivable:
     Oil sales receivable                                     366                        215
     VAT receivable                                         3,081                      2,907
   Prepaid expenses                                         3,826                      1,940
   Prepaid expenses to affiliates                             536                      1,296
   Crude oil inventory                                         42                        544
                                                        ------------------------------------

Total current assets                                       13,044                      9,541

Long- term deposits                                           215                       --
Materials and supplies                                      2,482                      3,188
Property, plant and equipment:
   Oil and gas properties, full cost:
   Properties subject to depletion                        125,694                    118,347
   Properties not subject to depletion                      2,325                      2,942
                                                        ------------------------------------
                                                          128,019                    121,289
Other Property, plant and equipment                        10,508                      9,408
                                                        ------------------------------------
                                                          138,527                    130,697
Less - accumulated depreciation,
 depletion, and amortization                              (48,754)                   (44,758)
                                                        ------------------------------------
Property, plant and equipment, net                         89,773                     85,939

Total assets                                            $ 105,514                  $  98,668
                                                        ====================================

See accompanying notes.



                                        Chaparral Resources, Inc.
                            Consolidated Condensed Balance Sheets (continued)
                                               (In Thousands)

                                                                           March 31,         December 31,
                                                                             2004                2003
                                                                         (Unaudited)
                                                                         -------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                      $   9,223             $   6,086
   Accounts payable to affiliates                                            1,281                 1,143
   Accrued liabilities:
     Accrued compensation                                                      286                   949
     Other accrued liabilities                                               1,297                 1,571
     Current income tax liability                                             --                       3
     Accrued interest payable                                                  924                   776
   Current portion of loans payable to affiliates                           14,000                12,000
                                                                         -------------------------------
Total current liabilities                                                   27,011                22,528

Accrued production bonus                                                       242                   190
Loans payable to affiliates                                                 21,393                21,284
Deferred tax liability                                                       3,488                 3,057
Minority interest                                                            5,701                 4,635
Long-term assets retirement obligation                                         875                   804

Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of  $0.0001 par value; issued and outstanding,
     38,209,502 shares as of March 31, 2004 and
     December 31, 2003                                                           4                     4
   Capital in excess of par value                                          107,226               107,226
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
       undesignated. Issued and outstanding - none                            --                    --
   Accumulated deficit                                                     (60,426)              (61,060)
                                                                         -------------------------------
Total stockholders' equity                                                  46,804                46,170
                                                                         -------------------------------
Total liabilities and stockholders' equity                               $ 105,514             $  98,668
                                                                         ===============================

See accompanying notes.



                                   Chaparral Resources, Inc.
                     Consolidated Condensed Statements of Operations (Unaudited)
                              (In Thousands, Except Share Data)

                                                                        For the Three Months Ended
                                                                    ---------------------------------
                                                                      March 31,           March 31,
                                                                        2004                 2003
                                                                    ---------------------------------

Revenue                                                             $     15,609         $      7,813
Costs and expenses:
   Transportation costs                                                    3,153                1,663
   Operating expenses                                                      2,210                1,122
   Depreciation and depletion                                              4,386                2,438
   Advisory fee                                                               75                   75
   Accretion expense                                                          25                   14
   General and administrative                                              1,649                1,411
                                                                    ---------------------------------
Total costs and expenses                                                  11,498                6,723
                                                                    ---------------------------------
Income from operations                                                     4,111                1,090
Other income (expense):
   Interest income                                                            45                    5
   Interest expense                                                       (1,234)              (1,121)
   Minority interest                                                      (1,066)                (518)
   Currency exchange loss                                                    (80)                 (65)
   Gain/(Loss) on disposition of assets                                     --                     (8)
                                                                    ---------------------------------

Income/(Loss) before income taxes and cumulative effect of
   change in accounting principle                                          1,776                 (617)
Income tax expense                                                         1,142                  352
                                                                    ---------------------------------
Income/(Loss) before cumulative effect of change in
   accounting principle                                                      634                 (969)
Cumulative effect of change in accounting principle,
   net of tax                                                               --                  1,018
                                                                    ---------------------------------
Net income available to common
   Stockholders                                                     $        634         $         49
                                                                    =================================

Basic and diluted earnings per share:
Income/(Loss) per share before cumulative effect of change in
accounting principle                                                $       0.02         $      (0.03)
Cumulative effect of change in accounting principle                         --                   0.03
Net income per share                                                $       0.02         $       0.00
Weighted average number of shares outstanding (basic and
diluted)                                                              38,209,502           38,209,502


See accompanying notes.





                                            Chaparral Resources, Inc.
                            Consolidated Condensed Statements of Cash Flows (Unaudited)
                                                  (In Thousands)


                                                                 For the Three Months Ended
                                                                 --------------------------
                                                                 March 31,        March 31,
                                                                   2004             2003
                                                                 -------------------------
Cash flows from operating activities
Net income                                                       $   634           $    49
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion, and amortization                     4,386             2,438
     Loss/(gain) on disposition of furniture and fixtures           --                   8
     Cumulative effect of change in accounting
         principal                                                  --              (1,018)
     Deferred income taxes                                           431              --
     Accretion expense                                                25                14
     Amortization of note discount                                   109                59
     Minority interest                                             1,066               518
Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                          (325)             (333)
       Prepaid expenses                                           (1,341)              (63)
       Crude oil inventory                                           112              (545)
     Increase (decrease) in:
       Accounts payable and accrued liabilities                      903             1,208
       Accrued interest payable                                      148               106
       Accrued production bonus                                       52                39
                                                                 -------------------------
Net cash provided by operating activities                        $ 6,200           $ 2,480
                                                                 -------------------------

Cash flows from investing activities
Additions to property, plant, and equipment                      $(1,100)          $  (207)
Capital expenditures on oil and gas properties                    (5,252)           (3,744)
Materials and supplies inventory                                     706              (986)
                                                                 --------------------------
Net cash used by investing activities                            $(5,646)          $(4,937)
                                                                 -------------------------
                                             4



                                    Chaparral Resources, Inc.
             Consolidated Condensed Statements of Cash Flows (continued) (Unaudited)
                                      (In Thousands)

                                                                     For the Three Months Ended
                                                                   ------------------------------
                                                                   March 31,          March 31,
                                                                     2004                   2003
                                                                   ------------------------------
Cash flows from financing activities
Proceeds from loans from affiliates                                $ 2,000                $  --
                                                                   ------------------------------
Net cash provided by financing activities                          $ 2,000                $  --
                                                                   ------------------------------

Net increase (decrease) in cash and
   cash equivalents                                                $ 2,554                $(2,457)
Cash and cash equivalents at beginning
   of period                                                         2,639                  4,295
                                                                   ------------------------------
Cash and cash equivalents at end of period                         $ 5,193                $ 1,838
                                                                   ==============================

Supplemental cash flow disclosure
     Interest paid                                                 $ 1,045                $ 1,109
     Income taxes paid                                             $   713                $  --
Supplemental schedule of non-cash
   investing and financing activities
     Non-cash additions to oil and gas properties                  $ 1,432                $  --

See accompanying notes.



                            Chaparral Resources, Inc
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

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

As of March 31, 2004, Chaparral owns a 60% interest in KKM, a Kazakhstan Joint Stock Company of Closed Type. KKM was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

KKM's rights to the Karakuduk Field may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of KKM's registration. The Agreement can be extended to a date agreed between the Ministry of Energy and Mineral Resources and KKM as long as production of petroleum and/or gas is continued in the Karakuduk Field.

KKM is owned jointly by CAP-G (50%), MTI (10%) and KazMunayGaz JSC ("KMG") (40%). In May 2002, Chaparral increased its ownership in KKM from 50% to 60% through the acquisition of 100% of the outstanding stock of MTI, a Kazakh company. KMG, the national petroleum company of Kazakhstan, is owned by the government of the republic of Kazakhstan.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the financial statements for both Chaparral and KKM included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Use of Estimates

Application of generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of proved oil and gas reserve quantities and the application of the full cost method of accounting exploration and production activities requires management to make numerous estimates and judgments. The change in the estimate of oil and gas reserves as January 1, 2004, offset by the increase in future estimated development cost, reduced the Company's effective depletion rate by $.32 per barrel from $6.18 per barrel to $5.86 per barrel during the three months ending March 31, 2003 and 2004, respectively.

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (continued)
                                   (Unaudited)

2. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

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

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's consolidated financial position or results of operations.. In addition, the adoption of FIN 46-R on March 15, 2004 had no effect on the Company's consolidated financial position or results of operations.

The Emerging Issues Task Force ("EITF") was deliberating on EITF No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" and EITF No. 03-S "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies." The issue was whether Statements of Financial Accounting Standards ("SFAS") 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties and provided the disclosures required by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". In March 2004, the EITF released a consensus on EITF Issue No. 04-2 that stated mineral rights are tangible assets. Additionally, the FASB has issued guidance that would amend SFAS 141 and 142 to exclude mineral rights from the definition of intangible assets.

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (continued)
                                   (Unaudited)

3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency as of March 31, 2004 and there are uncertainties relating to the Company's ability to meet projected cash flow requirements through 2004. In addition, a number of oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local refineries to meet domestic energy needs, which generates substantially less revenue than oil sold on the export market. During the first quarter ended March 31, 2004, the Company's export quota has been limited to approximately 87% of the Company's production available for sale. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company is seeking to alleviate these conditions by; (i) increasing cash flows available from the sale of crude oil production from the Karakuduk Field. The Company expects to finance the development of the Karakuduk Field primarily through the production and sale of crude oil. The Company plans to increase its daily production by commissioning the water injection facilities, installing further pumps, and drilling an additional 12 wells this year. Accordingly, management expects production to increase from approximately 8,000 barrels, average daily production for the three months ended March 31, 2004, to approximately 13,000 barrels of oil per day by year-end 2004; (ii) obtaining 100% export of all hydrocarbons produced from the Karakuduk Field, as provided under the terms of the Agreement, through discussions with the Government of Kazakhstan. On July 17, 2003, the Company took the first step towards the commencement of arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan by initiating a required three-month period of consultation with the Government. The Government indicated an interest in trying to resolve this matter during the consultation period. Although the consultation period has expired, the Company continues to seek an amicable resolution with the Government on this matter rather than proceeding with arbitration. If the matter cannot be resolved in a satisfactory manner, the Company has, however, reserved the right to commence formal arbitration proceedings pursuant to its contractual arrangements with the Government; and
(iii) The Company is also trying to obtain additional debt financing to cover any deficiencies which may occur in the near term, including extending the KKM's credit facility with JSC Kazkommertsbank ("Kazkommertsbank") or implementing a revolving line of credit to meet short-term working capital needs.

No assurances can be provided, however, that oil production will be increased and that if arbitration is instituted, it will be successful or that if successful, the Company will be able to enforce the award in Kazakhstan, or that the Company will be able to export 100% or a significant portion of its production and that the Company will be able to obtain additional financing and cash flow from operations to meet working capital requirements in the future.

4. Prepaid Expenses

The breakdown of Prepaid expenses is as follows:

                                                     March 31,      December 31,
           Description                                 2004            2003
           -----------                              (Thousands)      (Thousands)
                                                    ---------------------------

Prepaid transportation costs to KTO                 $  536            $1,296
Advanced payments for materials and supplies         2,301             1,616
Prepaid insurance                                      195               210
Prepaid taxes                                        1,203              --
Other prepaid expenses                                 127               114
                                                    ------------------------
Total prepaid expenses                              $4,362            $3,236
                                                    ========================

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (continued)
                                   (Unaudited)

4. Prepaid Expenses (continued)

Prepaid transportation costs represent prepayments to CJSC KazTransOil ("KTO"), a 100% subsidiary of KMG, for export tariffs necessary to sell oil on the export market, which is expensed in the period the related oil revenue is recognized. Advanced payments for materials and supplies represent prepayments for general materials and supplies to be used in the development of the Karakuduk Field.

5. Asset Retirement Obligation

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

The cumulative effect of the change on prior years resulted in a gain of $1.02 million, net of tax of $436,000, or $0.02 per share, which is included in income for the three months ended March 31, 2003.

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

On February 12, 2003, the Company commenced a new drilling campaign to further develop and commercially produce the oil reserves in the Karakuduk Field. As a result of the new drilling campaign, the Company revised its estimate of retirement costs to include expected additions to the Karakuduk Field during 2003 and 2004. This change in estimate did not result in any charge to income for the periods ended March 31, 2004 and 2003. The following table describes all changes to the Company's asset retirement obligation liability:


                                                    March 31,        March 31,
                                                       2004            2003
                                                  (In Thousands)  (In Thousands)
                                                  -----------------------------
Asset retirement obligation
   at beginning of period                             $804            $  --
Liability recognized in transition                      --               516
Accretion expense                                       25                14
Revision in estimated cash flows                        46                28
                                                      ----------------------
Asset retirement obligation at end of period          $875              $558
                                                      ======================

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (continued)
                                   (Unaudited)

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

In June 2002, the Company prepaid $2 million of the $4 million outstanding principal balance of the CAIH Note. As a result, the Company recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount on the CAIH Note. The Company recognized $170,000 in interest expense on the CAIH Note for the three months ended March 31, 2004, including $61,000 of interest on outstanding principal and $109,000 in discount amortization. Comparably, the Company recognized $118,000 in interest expense on the CAIH Note for the three months ended March 31, 2003, including $59,000 of interest on outstanding principal and $59,000 in discount amortization.

In March 2004, the Company re-borrowed the $2 million prepaid in June 2002, re-establishing the original principal balance of the CAIH note. All terms of the original promissory note remain in effect.

KKM Credit Facility
-------------------

In May 2002, KKM established a five-year, $33 million credit line ("KKM Credit Facility") with Kazkommertsbank, an affiliate of CAIH. The KKM Credit Facility consists of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $1.13 million and $1.16 million of interest expense on the KKM Credit Facility for the three months ended March 31, 2004 and 2003, respectively.

The non-revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14% and is repayable over a five-year period with final maturity in May 2007. Accrued interest is payable quarterly, beginning in December 2002, and KKM began making quarterly principal payments in May 2003. As of March 31, 2004, the Company has repaid $3 million in principal and the Company and Kazkommertsbank have agreed to defer the principal payment of $1 million until May 31, 2004. The principal payment of $1 million was originally due on February 6, 2004 together with $983,000 in interest. The Company paid the $983,000 interest on February 6, 2004. A principal payment of $2 million and interest of $945,000 due on May 6, 2004 under the non-revolving portion of the KKM Credit Facility was effected on May 6, 2004.

The revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14%. The revolver is loaned to KKM for short-term periods up to one year, but KKM has the right to re-borrow the funds through May 2006 with final repayment due in May 2007. The initial $3 million revolving loan to KKM was subject to a three month term. The principal balance was repaid in July 2002 and KKM immediately re-borrowed another $3 million with a maturity date of July 31, 2003. KKM repaid the $3 million due on July 31, 2003 and exercised its right to re-borrow another $3 million with a maturity date of August 8, 2004. In addition, on December 30, 2003, Kazkommertsbank increased the revolving portion of the KKM Credit Facility from $3 million to $5 million. On the same date, KKM borrowed the additional $2 million to finance ongoing operations. The additional $2 million accrued interest at 14% and principal and interest is due in full on June 30, 2004. All amounts due in 2004 under the revolving portion of the KKM Credit Facility are classified as current as of March 31, 2004. Accrued interest on the revolving loan is payable at maturity, except as noted.

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (continued)
                                   (Unaudited)

6. Loans from Affiliates (continued)

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

The maturity schedule of the Company's indebtedness as of March 31, 2004, is as follows:

                                        Principal
                       During          Amount Due
                     ----------------------------

                        2004           12,000,000
                        2005           12,000,000
                        2006            8,000,000
                        2007            4,000,000
                       --------------------------
                       Total         $ 36,000,000

7. Income Taxes

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

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (continued)
                                   (Unaudited)

8. Operating Leases

The Company entered into a sublease agreement extending from March 2000 through November 2003. At the expiration date of the lease, the Company moved its registered office from Houston to New York. In addition, the Company entered into a new 6 month lease agreement for reduced office space at a new location in Houston; as of March 31, 2004 this lease was renewed for a further 6 months. The Company also maintains an executive office in Almaty, Kazakhstan. The Almaty office is subleased from Nasikhat, an affiliate of Kazkommertsbank, for approximately $3,000 per month renewable at the Company's option on September 1, 2004. As of March 31, 2004, the Company's future minimum annual lease payments through the contractual term of these leases are $23,000, all due in 2004.

9. Capital Commitments

As of March 31, 2004, the Company has a drilling contract with KazMunayGas-Drilling ("KMGD"), an affiliate of KMG, for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through December 31, 2004. The minimum payments under the drilling contract with KMGD for 2004 are $5.52 million. The Company's other drilling and operations related contracts can either be cancelable within 30 days or are on a call-off (as required) basis.

The Company has no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk field.

10. Related Party Transactions

In 2003, the Company approved a one-year agreement with OJSC Kazkommerts Securities ("KKS"), an affiliate of Kazkommertsbank. The agreement is effective as of January 7, 2003 and provides for KKS to assist the Company's senior management with financial advisory and investment banking services. In consideration for these services KKS received a monthly fee of $25,000 (the "Advisory Fee").

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

KKM makes a prepayment for crude transportation based upon the allocation of export sales received from KTO. This prepayment includes pipeline costs charged by the operators of the Russian and Ukrainian pipeline systems and are dependent upon the point of sale of KKM's exports. For the three months ended March 31, 2004, KKM paid $2.3 million to KTO and $3.1 million, including change in prepaid transportation to KTO, were recognized as transportation costs for sales during the first quarter of 2004. At March 31, 2004, KKM had a prepayment balance of $536,000 with KTO in respect of sales to be made in April 2004. Comparably for the three months ended March 31, 2003, KKM paid $1.0 million to KTO and $1.6 million, including change in prepaid transportation to KTO, were recognized as transportation costs for sales during the period. At December 31, 2003, KKM had a prepayment balance of $1.3 with KTO in respect of sales to be made in January 2004.

KTO charges KKM for associated costs of oil storage within their pipeline system, sales commission, and customs clearance fees in respect to export sales. KTO also provides KKM with water through the Volga Water pipeline. Amounts recognized for these services during the three months ended March 31, 2004 and 2003 were $92,000 and $69,000. Remaining outstanding as of March 31, 2004 and March 31, 2003 were balances of $157,000 and $78,000 respectively.

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (continued)
                                   (Unaudited)

10. Related Party Transactions (continued)

As mentioned above, KKM has a drilling contract with KMGD for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through December 31, 2004.

The total amounts of the transactions with the above related companies for the three months ended March 31, 2004 and 2003 are as follows:

                                          2004                      2003
                                       (Thousands)               (Thousands)
                                       -----------               -----------
Kazkommerts Policy                       $   177                 $   125
KKS                                      $    75                 $    75
KTO                                      $ 3,162                 $ 1,650
KMGD                                     $ 1,232                 $   363


Accounts Payable Balance to affiliates as of March 31, 2004 December 31, 2003


                                          2004                     2003
                                       (Thousands)              (Thousands)
                                       -----------              -----------
Kazkommerts Policy                       $    73                  $    48
KKS                                      $    75                  $    --
KTO                                      $   157                  $    97
KMGD                                     $   976                  $   998
                                         --------------------------------
                                         $ 1,281                  $ 1,143
                                         ================================


The loans with Kazkommertsbank and CAIH are disclosed in Note 6 and the drilling contract with KMGD is described in Note 9, the lease with Nasikhat is described in Note 8, and prepaid transportation to KTO in Note 4.


11. Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity and Capital Resources

General Liquidity Considerations
--------------------------------

Going Concern:
--------------

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have a working capital deficiency as of March 31, 2004 and there are uncertainties relating to our ability to meet projected cash flow requirements through 2004. In addition, a number of oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local refineries to meet domestic energy needs, which generates substantially less revenue than oil sold on the export market. During the first quarter ended March 31, 2004, our export quota has been limited to approximately 87% of our production available for sale. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

We are seeking to alleviate these conditions by; (i) increasing cash flows available from the sale of crude oil production from the Karakuduk Field. We expect to finance the development of the Karakuduk Field primarily through the production and sale of crude oil. We plan to increase our daily production by implementation of the water injection facilities, installation of further pumps, and the drilling of an additional 12 wells this year. Accordingly, we expect production to increase from approximately 8,000 barrels, average daily production for the three months ended March 31, 2004, to approximately 13,000 barrels of oil per day by year-end 2004; (ii) obtaining 100% export of all hydrocarbons produced from the Karakuduk Field, as provided under the terms of the Agreement, through discussions with the Government of Kazakhstan. On July 17, 2003, we took the first step towards the commencement of arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan by initiating a required three-month period of consultation with the Government. The Government indicated an interest in trying to resolve this matter during the consultation period. Although the consultation period has expired, we continue to seek an amicable resolution with the Government on this matter rather than proceeding with arbitration. If the matter cannot be resolved in a satisfactory manner, we have, however, reserved the right to commence formal arbitration proceedings pursuant to its contractual arrangements with the Government; and (iii) we are also trying to obtain additional debt financing to cover any deficiencies which may occur in the near term, including extending the KKM's credit facility with Kazkommertsbank or implementing a revolving line of credit to meet short term working capital needs.

No assurances can be provided, however, that oil production will be increased and that if arbitration is instituted, it will be successful or that if successful, we will be able to enforce the award in Kazakhstan, or that the we will be able to export 100% or a significant portion of its production and that the we will be able to obtain additional financing and cash flow from operations to meet working capital requirements in the future.

Liquidity and Capital Resources
-------------------------------

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil and external financing as necessary. We have agreed with Kazkommertsbank to defer a principal payment of $1 million originally due on February 6, 2004, under the non-revolving portion of the KKM Credit Facility, until May 31, 2004.

In the first quarter of 2004 two drilling rigs were in operation. One rig drilled 4 production wells (including one well under completion), and the other rig drilled two water supply wells. Two workover rigs also were in operation during the period completing wells, installing and repairing pumps and converting wells from producers to water injectors. A fifth production well was also spudded prior to the end of the quarter.

As of March 31, 2004, our well stock had risen from 45 producing wells as of December 31, 2003 to 48 producing wells. Of the 48 producing wells, two wells were under completion and two wells were shut-in. During the first quarter 2004, one producing well was converted to water injection making a total of 5 water injection wells, of which one was operational with four awaiting commissioning of the water injection facility. The water injection facility was commissioned during April 2004. In addition, as of March 31, 2004, the water supply well count had risen to 5 water source wells from 3 water source wells as of December 31, 2003.

During the first quarter of 2004 we converted 9 wells to artificial lift (8 using sucker rod pumps and 1 using electrical submersible pumps)

As of May 10, 2004, our daily oil production is approximately 8,500 barrels per day from 45 of the 49 productive wells in the field. The remaining 4 wells are shut-in for various reasons including completion operations, installation of additional gathering lines / equipment, bottom hole pressure readings, formation pressure surveys, and additional workover, water injection and stimulation operations to bring wells on production.

For the remaining nine months of 2004, we plan to increase our daily production by putting into operation the water injection facility, installing further pumps, and drilling an additional 12 wells. Accordingly, management expects the Karakuduk Field production to increase from approximately 8,000 barrels, average daily production for the three months ended March 31, 2004, to approximately 13,000 barrels of oil per day by year-end 2004, having drilled a total of 16 additional wells in the year.

We successfully initiated a "pilot" reservoir pressure maintenance program during 2003 by the injection of water into one well. We witnessed a favorable increase in the reservoir pressure on surrounding well production performance.

In December 2003, our production peaked at over 12,000 barrels of oil per day and daily production averaged over 11,000 barrels of oil per day for the month. For the full implementation of the reservoir pressure maintenance program and to ensure that gasification of the reservoir and reservoir pressure decline is not accelerated due to delays in the implementation of this program, we have taken a number of preventative measures in this regard so that ultimate reservoir recovery will not be negatively affected. We have reduced choke sizes and shut in a number of wells for pressure monitoring and analysis purposes. Until the reservoir pressure maintenance program has been fully implemented, we cannot fully maximize well productivity. As a result, our oil production decreased from 11,000 barrels per day average during December 2003 to our current level of approximately 8,500 barrels per day as of May 10, 2004.

While the reservoir pressure maintenance program was commissioned during April 2004, we do not anticipate a tangible benefit in terms of increased production levels until the third quarter of 2004.

Our short and long-term liquidity is also impacted by local oil sales obligations imposed on oil and gas producers within Kazakhstan to supply local energy needs (the domestic market does not permit world market prices to be obtained, resulting in approximately $10 to $12 lower cash flow per barrel), and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of the Agreement, we have a right to export, and receive export quota for 100% of the production from the Karakuduk Field. The Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production. On July 17, 2003, we took the first step towards the commencement of arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan by initiating a required three-month period of consultation with the Government. Although the consultation period has expired, we continue to seek an amicable resolution with the Government on this matter rather than proceeding with arbitration. If the matter can not be resolved in a satisfactory manner, we have, however, reserved our right to commence formal arbitration proceedings pursuant to our contractual arrangements with the Government.

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

Capital Commitments and Other Contingencies
-------------------------------------------

As of March 31, 2004, the Company has a drilling contract with KMG for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through December 31, 2004. The minimum payments under the drilling contract with KMGD for 2004 are $5.52 million. The Company's other drilling and operations related contracts can either be cancelable within 30 days or are on a call-off (as required) basis.

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


2. Results from Operations

Results of Operations for the Three Months Ended March 31, 2004 Compared
to the Three Months Ended March 31, 2003
--------------------------------------------------------------------------------

Our operations for the three months ended March 31, 2004 resulted in a net income of $634,000 compared to a net income of $49,000 as of March 31, 2003. The $585,000 increase in our net income primarily relates to the net of higher sales revenue and related operating expenses as a result of higher sales volumes, offset by the absence in the first quarter of 2004 of the one time gain, the result of the adoption of SFAS 143, reported in the first quarter of 2003.

Revenues. Revenues were $15.6 million for the first quarter of 2004 compared with $7.81 million for the first quarter of 2003. The $7.8 million increase is the result of higher oil export sales quota received during the first quarter 2004 and higher oil prices received during the first quarter 2004 as compared to the same period of 2003. During the first quarter 2004, we sold approximately 721,000 barrels of crude oil, recognizing $15.6 million, or $21.65 per barrel, in revenue. Comparably, we sold approximately 364,000 barrels of crude oil, recognizing $7.81 million in revenue, or $21.47 per barrel, for the first quarter 2003.

Transportation and Operating expenses. Transportation costs for the first quarter 2004 were $3.15 million, or $4.37 per barrel, and operating costs associated with sales were $2.21 million, or $3.07 per barrel. Comparatively, transportation costs for the first quarter 2003 were $1.66 million, or $4.57 per barrel, and operating costs associated with sales were $1.12 million, or $3.08 per barrel. The decrease in transportation cost is caused by lower volumes held in the pipeline pending sale, while operating costs per barrel remained at the same level.

Depreciation and Depletion. Depreciation and depletion expense was $4.38 million for the first quarter of 2004 compared with $2.44 million for the first quarter of 2003. The $1.94 million increase is the result of higher oil volumes sold net of slightly lower effective depletion rates during the first quarter 2004. During the first quarter 2004, the Company recognized a total amortization expense of $4.22 million or $5.86 per barrel, compared to $2.25 million or $6.18 per barrel in depletion expense for the first quarter 2003. The decrease in the effective depletion rate of $0.32 per barrel is due to additions to the Company's estimated proved oil and gas reserves partially offset by an increase in capital expenditures for the development of the field for future years.

Estimates of our proved oil and gas reserves are prepared by an independent engineering company in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Those guidelines require that reserve estimates be prepared under existing economic and operating conditions with no provisions for increases in commodity prices, except by contractual arrangement. Estimation of oil and gas reserve quantities is inherently difficult and is subject to numerous uncertainties. Such uncertainties include the projection of future rates of production, export allocation, and the timing of development expenditures. The accuracy of the estimates depends on the quality of available geological and geophysical data and requires interpretation and judgment. Estimates may be revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Our estimates of reserves are expected to change as additional information becomes available. A material change in the estimated volumes of reserves could have an impact on the DD&A rate calculation and the financial statements

Interest Expense. Interest expense increased from $1.12 million for the first quarter 2003 to $1.23 million for the first quarter 2004, due to higher financing costs as a result of additional temporary borrowings for operational purposes and less capitalized interest. Interest expense for the quarter ended March 31, 2004 reflects a loan discount of $109,000 and is net of capitalized interest of $68,000. Comparably, interest expense for the quarter ended March 31, 2003 reflects an additional loan discount of $59,000 and is net of capitalized interest of $152,000.

General and Administrative Expense. General and administrative costs increased from $1.41 million for the three months ended March 31, 2003 to $1.64 million for the three months ended March 31, 2004. The increase of $230,000 is due to higher payroll costs and higher travel costs.

Cumulative effect of change in accounting principal. As a result of the adoption of SFAS 143, the company recognized a gain of $1.02 million as a cumulative effect of change in accounting principal for the first quarter 2003, absent in the first quarter of 2004.

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

4. Inflation

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars, but KKM's statutory tax basis in its assets, tax loss carry-forwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of March 31, 2004, the exchange rate was 138.88 Tenge per U.S. Dollar compared to
144.22 as of December 31, 2003.

5. Critical Accounting Policies

The preparation of the Company's consolidated financial statements requires the Company to make estimates, assumptions and judgments that affect the Company's assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The Company bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company's critical accounting policies, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2003 Annual Report on Form 10-K.

6. Special Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements." Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "estimates," "believes," "predicts," "potential," "likely," or "continue," or by the negative of such terms or comparable terminology. Forward- looking statements are predictions based on current expectations that involve a number of risks and uncertainties. Actual events may differ materially. In evaluating forward-looking statements, you should consider various factors, including the risks discussed above. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates prevailing as of the balance sheet date (138.88 and 144.22 Kazakh Tenge per U.S. Dollar as of March 31, 2004 and December 31, 2003, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of cash and cash equivalents in U.S. dollars in bank accounts within Kazakhstan, but KKM's statutory tax basis in its assets, tax loss carry-forwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and/or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country.

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

In addition, under the terms of our Agreement with the government of the Republic of Kazakhstan, the Company has the right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. Local market oil prices are significantly lower than prices obtainable on the export market. For the period ended March 31, 2004, the company sold 96,000 barrels of crude oil, or 13% of its total oil sales, to the local market, compared to 24,000 barrels, or 6%, during the quarter ended March 31, 2003. Local market prices obtained by the Company are approximately $10 to $12 per barrel below export market prices, net of transportation costs. We have attempted, in accordance with our Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field, through discussions with the Government of Kazakhstan. We plan to continue to work with the Government to increase our export quota and minimize or eliminate future local sales requirements. The Company is considering whether to initiate arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan. However, no assurances can be provided that we will be able to export 100% or a significant portion of our production and that our cash flow from operations will be sufficient to meet working capital requirements in the future, which may require us to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.

Item 4 - Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. We carried out an evaluation as of March 31, 2004, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

     (b) Changes in internal controls over financial reporting. There have been no significant changes in internal controls over financial reporting or other factors subsequent to December 31, 2003.

                           Part II- Other Information




Item 6 - Exhibits and Reports on Form 8-K

(a)                  Exhibits

*31(a) CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b) CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a) CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b) CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:   May 14, 2004



                            Chaparral Resources, Inc.


                             By:     /s/ Nikolai D. Klinchev
                                    -------------------------------------------
                                    Nikolai D. Klinchev
                                    Chief Executive Officer



                             By:     /s/ Jonathan S. Wood
                                    -------------------------------------------
                                    Jonathan S. Wood,
                                    VP Finance and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                             By:     /s/ Miguel C. Soto
                                    -------------------------------------------
                                    Miguel C. Soto,
                                    Treasurer and Financial Controller