Form 10-Q
period 2004-06-30
CHAPARRAL RESOURCES INC
filed 2004-08-13
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.


                        Commission File Number: 0 - 7261


                            CHAPARRAL RESOURCES, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                     84-0630863
 ------------------------------              ---------------------------------
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

         YES  |_|          NO  |X|


     As of August 10, 2004 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.

                            CHAPARRAL RESOURCES, INC.
                                    FORM 10-Q
                                  JUNE 30, 2004


                                TABLE OF CONTENTS
                                -----------------

PART I.    SUMMARIZED FINANCIAL INFORMATION
                                                                          PAGE
                                                                          ----

Item l.    Financial Statements

           Consolidated Condensed Balance Sheets as of                       1
           June 30, 2004 and December 31, 2003

           Consolidated Condensed Statements of Operations                   3
           for the Three Months Ended June 30, 2004 and 2003 and Consolidated Condensed Statements of Operations for the Six months Ended June 30, 2004 and 2003

           Consolidated Condensed Statements of Cash Flows                   4
           for the Six Months Ended June 30, 2004 and  2003

           Notes to Consolidated Condensed Financial Statements              6

Item 2.    Management's Discussion and Analysis of                          15
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       21

Item 4.    Controls and Procedures                                          22

PART II.   OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders              23

Item 6.    Exhibits and Reports on Form 8-K                                 23

           Signature                                                        24



                                 Part I - Summarized Financial Information

                                      Item 1 - Financial Statements

                                         Chaparral Resources, Inc.
                                   Consolidated Condensed Balance Sheets
                                               (In Thousands)

                                                                        June 30,            December 31,
                                                                          2004                  2003
                                                                      (Unaudited)
                                                                      ----------             ----------
Assets
Current assets:
   Cash and cash equivalents                                           $   1,336              $   2,639
   Accounts receivable:
     Oil sales receivable                                                    937                    215
     VAT receivable                                                        4,839                  2,907
   Prepaid expenses                                                        1,301                  1,940
   Prepaid expenses to affiliates                                          1,105                  1,296
   Crude oil inventory                                                        49                    544
                                                                       --------------------------------
Total current assets                                                       9,567                  9,541

Materials and supplies                                                     2,560                  3,188
Property, plant and equipment:
   Oil and gas properties, full cost:
   Properties subject to depletion                                       136,270                118,347
   Properties not subject to depletion                                     2,058                  2,942
                                                                       --------------------------------
                                                                         138,328                121,289
Other Property, plant and equipment                                        9,743                  9,408
                                                                       --------------------------------
                                                                         148,071                130,697
Less - accumulated depreciation, depletion, and amortization             (52,873)               (44,758)
                                                                       --------------------------------
Property, plant and equipment, net                                        95,198                 85,939
Other long- term assets                                                      911                   --
                                                                       --------------------------------

Total assets                                                           $ 108,236              $  98,668
                                                                       ================================

See accompanying notes.



                                        Chaparral Resources, Inc.
                             Consolidated Condensed Balance Sheets (continued)
                                              (In Thousands)

                                                                              June 30,             December 31,
                                                                                2004                  2003
                                                                            (Unaudited)
                                                                             ---------             -----------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                          $   8,330             $   6,086
   Accounts payable to affiliates                                                1,424                 1,143
   Accrued liabilities:
     Accrued compensation                                                          856                   949
     Other accrued liabilities                                                   1,201                 1,571
     Current income tax liability                                                  358                     3
     Accrued interest payable                                                      696                   776
   Current portion of loans payable to affiliates                               17,511                12,000
                                                                             -------------------------------
Total current liabilities                                                       30,376                22,528

Accrued production bonus                                                           260                   190
Loans payable to affiliates                                                     16,000                21,284
Deferred tax liability                                                           5,012                 3,057
Minority interest                                                                7,458                 4,635
Long-term assets retirement obligation                                           1,026                   804

Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of  $0.0001 par value; issued and outstanding,
     38,209,502 shares as of June 30, 2004 and
     December 31, 2003                                                               4                     4
   Capital in excess of par value                                              107,226               107,226
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
       undesignated. Issued and outstanding - none                                --                    --
   Accumulated deficit                                                         (59,126)              (61,060)
                                                                             -------------------------------
Total stockholders' equity                                                      48,104                46,170
                                                                             -------------------------------
Total liabilities and stockholders' equity                                   $ 108,236             $  98,668
                                                                             ===============================

See accompanying notes.




                                               Chaparral Resources, Inc.
                              Consolidated Condensed Statements of Operations (Unaudited)
                                          (In Thousands, Except Share Data)

                                                                      For the Three months ended          For the Six months ended
                                                                       June 30,         June 30,        June 30,           June 30,
                                                                         2004             2003            2004              2003
                                                                    ---------------------------------------------------------------

Revenue                                                             $     17,471     $      8,472     $     33,080     $     16,285
Costs and expenses:
   Transportation costs                                                    3,067            1,641            6,220            3,304
   Operating expenses                                                      1,688            1,407            3,899            2,529
   Marketing fee                                                              39             --                 39             --
   Depreciation and depletion                                              4,150            3,319            8,536            5,758
   Management fee                                                            100             --                100             --
   Advisory fee                                                               25              150              100              150
   Accretion expense                                                          22               15               47               29
   General and administrative                                              2,109            1,677            3,757            3,163
                                                                    ---------------------------------------------------------------
Total costs and expenses                                                  11,200            8,209           22,698           14,933
                                                                    ---------------------------------------------------------------
Income from operations                                                     6,271              263           10,382            1,352
Other income (expense):
   Interest income                                                            10               40               55               45
   Interest expense                                                       (1,265)          (1,141)          (2,499)          (2,262)
   Minority interest                                                      (1,757)             102           (2,823)            (416)
   Currency exchange loss                                                    (77)             (43)            (157)            (107)
   Loss on disposition of assets                                            --               --               --                 (8)
                                                                    ---------------------------------------------------------------
Income/(Loss) before income taxes and cumulative effect
   of change in accounting principle                                       3,182             (779)           4,958           (1,396)
Income tax expense                                                        (1,882)            (330)          (3,024)            (681)
                                                                    ---------------------------------------------------------------
Income/(Loss) before cumulative effect of change in
   accounting principle                                                    1,300           (1,109)           1,934           (2,077)
Cumulative effect of change in accounting principle,
   net of tax                                                               --               --               --              1,018
                                                                    ---------------------------------------------------------------
Net income available to common
   stockholders                                                     $      1,300     $     (1,109)    $      1,934     $     (1,059)
                                                                    ===============================================================

Basic and diluted earnings per share:
Income/(Loss) per share before cumulative effect of
   change in accounting principle                                   $       0.03     $      (0.03)    $       0.05     $      (0.05)
Cumulative effect of change in accounting principle                 $       --       $       --       $       --       $       0.03
Net income/(loss) per share                                         $       0.03     $      (0.03)    $       0.05     $      (0.03)
Weighted average number of shares outstanding (basic and
   diluted)                                                           38,209,502       38,209,502       38,209,502       38,209,502


See accompanying notes.



                               Chaparral Resources, Inc.
                Consolidated Condensed Statements of Cash Flows (Unaudited)
                                    (In Thousands)


                                                                      For the Six Months Ended
                                                                   -------------------------------
                                                                    June 30,              June 30,
                                                                      2004                  2003
                                                                   -------------------------------
Cash flows from operating activities
Net income                                                         $  1,934               $ (1,059)
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, depletion, and amortization                        8,536                  5,758
     Loss/(gain) on disposition of furniture and fixtures              --                        8
     Cumulative effect of change in accounting
       principal                                                       --                   (1,018)
     Deferred income taxes                                            1,955                   --
     Accretion expense                                                   47                     29
     Amortization of note discount                                      227                    119
     Minority interest                                                2,823                    416
Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                           (2,654)                 1,811
       Prepaid expenses                                                 830                 (2,826)
       Crude oil inventory                                              103                   (694)


     Increase (decrease) in:
       Prepaid revenue                                                 --                    4,054
       Accounts payable and accrued liabilities                       2,463                  1,625
       Accrued interest payable                                         (80)                   333
       Other liabilities                                                 71                     88
                                                                   --------               --------
Net cash provided by operating activities                          $ 16,255               $  8,644
                                                                   --------               --------

Cash flows from investing activities
Additions to property, plant, and equipment                        $ (1,130)                  (682)
Capital expenditures on oil and gas properties                      (15,517)                (7,462)
Materials and supplies inventory                                       --                     (106)
Other long-term assets                                                 (911)                  --
                                                                   --------               --------
Net cash used by investing activities                              $(17,558)              $ (8,250)
                                                                   --------               --------



                            Chaparral Resources, Inc.
     Consolidated Condensed Statements of Cash Flows (continued) (Unaudited)
                                 (In Thousands)


                                                            For the Six Months Ended
                                                         ------------------------------
                                                          June 30,              June 30,
                                                           2004                   2003
                                                         ------------------------------

Cash flows from financing activities

Payments on loans from affiliates                        $(4,000)                $(2,057)

Proceeds from loans from affiliates                        4,000                   1,500
                                                         -------                 -------

Net cash provided by financing activities                $  --                   $  (557)
                                                         -------                 -------

Net increase (decrease) in cash and
         cash equivalents                                $(1,303)                $  (163)

Cash and cash equivalents at beginning
         of period                                         2,639                   4,295
                                                         -------                 -------

Cash and cash equivalents at end of period               $ 1,336                 $ 4,132
                                                         =======                 =======


Supplemental cash flow disclosure

       Interest paid                                     $ 2,302                 $ 2,114

       Income taxes paid                                 $ 1,645                 $   616

Supplemental schedule of non-cash
         investing and financing activities

      Non-cash additions to oil and gas properties       $  --                   $ 3,097

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

As of June 30, 2004, Chaparral owns a 60% interest in KKM, a Kazakhstan Joint Stock Company of Closed Type. KKM was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

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

Use of Estimates

Application of generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of proved oil and gas reserve quantities and the application of the full cost method of accounting for exploration and production activities requires management to make numerous estimates and judgments. The change in the estimate of oil and gas reserves as of January 1, 2004, offset by the increase in future estimated development cost, reduced the Company's effective depletion rate by $0.50 per barrel from $6.57 per barrel to $6.07 per barrel during the six months ending June 30, 2003 and 2004, respectively.

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Continued)
                                   (Unaudited)

2. Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued its Exposure Draft, "Share-Based Payment," which is a proposed amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FASB expects that a final standard would be effective for public companies for fiscal years beginning after December 15, 2004. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which was revised in December 2003 (collectively referred to as FIN 46). Variable interest entities are commonly referred to as special purpose entities or off-balance sheet structures. FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of that entity when the primary beneficiary is subject to a majority of the risk of loss from the variable interest entity's activities or it is entitled to receive a majority of the entity's residual returns. The Company does not have any variable interest entities and adoption of FIN 46 did not have any effect on the Company's financial statements.

3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency as of June 30, 2004 and there are uncertainties relating to the Company's ability to meet projected cash flow requirements through 2004, which could result in a default of the Company's outstanding loans and the loss of the Company's interest in the Karakuduk Field. As of June 30, 2004, the Company had a working capital deficiency of $20.81 million primarily due to principal payments of $18 million due over the next twelve months under its outstanding credit facilities (See Note 7). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company is seeking to alleviate these conditions by increasing cash flows available from the sale of crude oil production from the Karakuduk Field. The Company expects to finance the development of the Karakuduk Field primarily through the production and sale of crude oil, which is currently approximately 8,300 barrels of oil per day. Management expects production to increase to approximately 9,000 barrels of oil per day, by year-end 2004, by continuing the development of the Karakuduk Field. In addition, the Company continues to seek an amicable resolution to reduce its obligations to supply a portion of its production to the local refinery to meet domestic energy needs, which generate substantially less revenue than oil sold on the export market. The Company recently entered into an agency agreement with Nelson Resources Limited ("Nelson") to assist the Company in maximizing its crude oil export quotas as well as in the marketing of its crude oil (See Note 11). During the first six months in 2004, the Company sold approximately 12% of its available production for sale to the local refinery. The Company is also currently evaluating different options to obtain additional debt financing to cover its working capital deficiencies. These options include extending or refinancing the credit facility with JSC Kazkommertsbank ("Kazkommertsbank") (See Note 7) as well as modifying the development plan for the Karakuduk Field.

No assurances can be provided, however, that oil production will be increased or that the Company will be able to export 100% or a significant portion of its production or that the Company will be able to obtain additional financing and cash flow from operations to meet working capital requirements in the future.

                          Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Continued)
                                   (Unaudited)


4. Prepaid Expenses

The breakdown of Prepaid Expenses is as follows:

                                                    June 30,        December 31,
                                                       2004              2003
            Description                             (Thousands)     (Thousands)
            -----------                             ---------------------------

Prepaid transportation costs to KTO                 $1,105             $1,296
Advanced payments for materials and supplies           616              1,616
Prepaid insurance                                      109                210
Prepaid taxes                                          481               --
Other prepaid expenses                                  95                114
                                                    ------             ------
Total prepaid expenses                              $2,406             $3,236
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

5. Asset Retirement Obligation

Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for "Asset Retirement Obligations". Previously, the Company used an amount equal to the undiscounted cash flows associated with the asset retirement obligation ("ARO") in determining depreciation, depletion, and amortization ("DD&A") rates. Under the new accounting method, FASB No. 143 requires entities to record the fair value of the liability for the retirement obligation in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The cumulative effect of the change in accounting principle, as a result of the adoption of FASB No 143 in January 1, 2003, resulted in a gain of $1.02 million, or $0.03 per share, which is included in income for the period ended June 30, 2003.

Since 1995, the business of Chaparral has been the development of the Karakuduk Field. The Company is still in the early stages of development and continues to develop the field by drilling additional wells, expansion of its oil storage capacity, installation of additional gathering and processing facilities, and the full implementation of the central processing facility. The Company is legally required under the Agreement to restore the field to its original condition. The Company recognized the fair value of its liability for an asset retirement obligation as of January 1, 2003 in the amount of $516,000 and capitalized that cost as part of the cost basis of its oil and gas properties and depletes it using the unit of production method over proved reserves.

                          Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Continued)
                                   (Unaudited)


5. Asset Retirement Obligation (continued)

The following table describes all changes to the Company's asset retirement obligation liability:

                                                         June 30,               June 30,
                                                           2004                   2003
                                                      (In Thousands)         (In Thousands)
                                                       -----------------------------------
Asset retirement obligation at beginning of period        $  804                 $ --
Liability recognized in transition                          --                      516
Accretion expense                                             47                     29
Additional provision for new wells                           175                     71
                                                          -----------------------------
Asset retirement obligation at end of period              $1,026                 $  616
                                                          =============================

6. Change in Control

In May 2004, Nelson purchased from Central Asian Industrial Holdings, N.V. ("CAIH") 22,925,701 shares of Chaparral, representing 60% of Chaparral's issued and outstanding common stock. As part of the transaction, a Stock Purchase Warrant exercisable for 3,076,923 shares of the Company's common stock originally issued to CAIH, and a promissory note of the Company payable to CAIH (the "Note"), with a principal amount of $4 million (See Note 7), were transferred by CAIH to Nelson. Total purchase price was $23.9 million.

7. Loans from Affiliates

The Note
--------

In May 2002, the Company borrowed $4 million from CAIH in exchange for a three year note bearing interest at 12% per annum. Along with the Note, CAIH received a warrant to purchase 3,076,923 shares of the Company's common stock at $1.30 per share ("the Warrant"). The Note was recorded net of a $2.47 million discount, based on the fair market value of the Warrant. The discount is amortized using the effective interest rate over the life of the Note. The principal balance of the Note is due on May 10, 2005 and accrued interest is payable quarterly.

In June 2002, the Company prepaid $2 million of the $4 million outstanding principal balance of the Note. As a result, the Company recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount on the Note. In March 2004, the Company re-borrowed the $2 million prepaid in June 2002, re-establishing the original principal balance of the Note. All terms of the original promissory note remain in effect.

The Company recognized $407,000 in interest expense on the Note for the six months ended June 30, 2004, including $180,000 of interest on outstanding principal and $227,000 in discount amortization. Comparably, the Company recognized $237,000 in interest expense on the Note for the six months ended June 30, 2003, including $118,000 of interest on outstanding principal and $119,000 in discount amortization.

As mentioned in Note 6, the Note was transferred to Nelson during May 2004. As of June 30, 2004, the Company has made interest payments to Nelson in the amount of $120,000.

KKM Credit Facility
-------------------

In May 2002, KKM established a five-year, $33 million credit line ("KKM Credit Facility") with Kazkommertsbank, an affiliate of CAIH. The KKM Credit Facility consisted of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $2.22 million and $2.32 million of interest expense on the KKM Credit Facility for the six months ended June 30, 2004 and 2003, respectively.

                          Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Continued)
                                   (Unaudited)


7. Loans from Affiliates (continued)

The non-revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14% and is repayable over a five-year period with final maturity in May 2007. Accrued interest is payable quarterly, beginning in December 2002, and KKM began making quarterly principal repayments in May 2003. As of June 30, 2004, the Company has repaid $5 million in principal and the Company and Kazkommertsbank have agreed to defer the 2004 remaining principal payments of $5 million until 2005. The principal payment of $1 million due May 31, 2004 was deferred until August 31, 2004. Subsequently, this principal payment, together with $2 million scheduled for payment on August 6, 2004 have been deferred to January 31, 2005. A principal payment of $2 million scheduled for payment on November 6, 2004 has been deferred until February 2, 2005.


The revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14%. The revolver is loaned to KKM for short-term periods up to one year, but KKM has the right to re-borrow the funds through May 2006 with final repayment due in May 2007. The initial $3 million revolving loan to KKM was subject to a three month term. The principal balance was repaid in July 2002 and KKM immediately re-borrowed another $3 million with a maturity date of July 31, 2003. KKM repaid the $3 million due on July 31, 2003 and exercised its right to re-borrow another $3 million with a maturity date of August 9, 2004. The outstanding $3 million was repaid on August 9, 2004 and KKM exercised its right to re-borrow $3 million from August 10, 2004 until February 9, 2005. In addition, on December 30, 2003, Kazkommertsbank increased the revolving portion of the KKM Credit Facility from $3 million to $5 million. On the same date, KKM borrowed the additional $2 million to finance ongoing operations.

The additional $2 million accrues interest at 14% and principal and interest was due to be paid in full on June 30, 2004. The repayment was effected on June 14, 2004 and KKM exercised its right to re-borrow, with a maturity date of December 14, 2004. All amounts due in 2004 under the revolving portion of the KKM Credit Facility are classified as current as of June 30, 2004. Accrued interest on the revolving loan is payable at maturity, except as noted.

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

KKM is subject to certain pledges, covenants, and other restrictions under the KKM Credit Facility, including, but not limited to, the following:

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

                          Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Continued)
                                   (Unaudited)


7. Loans from Affiliates (continued)

The KKM Credit Facility stipulates certain events of default, including, but not limited to, KKM's inability to meet the terms of the KKM Credit Facility, KKM's failure to meet its obligations to third parties in excess of $100,000, and KKM's involvement in legal proceedings in excess of $100,000 where an adverse judgment against KKM occurs or is expected to occur. If an event of default does occur and is not waived by the lender, Kazkommertsbank has a right to call the KKM Credit Facility immediately due and payable and exercise its security interest by enforcing its collateral right on the Company's shares in KKM. Furthermore, in the event of a material adverse change in the financial or credit markets, Kazkommertsbank has a right to unilaterally alter any terms and conditions of the KKM Credit Facility, including the rate of interest, by written request. KKM may either agree to the amended terms or repay the outstanding KKM Credit Facility within 10 days of notification.


The maturity schedule of the Company's indebtedness as of June 30, 2004 is as follows:

                                                     Principal
                         Date                        Amount Due
                         ----                        ----------

                         2004                      $  5,000,000
                         2005                        17,000,000
                         2006                         8,000,000
                         2007                         4,000,000
            ----------------------------------------------------
            Total principal due                    $ 34,000,000
            ====================================================


Balances as of June 30, 2004 under the different facilities are as follows:


                                                         Balance
                                                       ----------
KKM Credit Facility (Non - revolving)                  25,000,000
KKM Credit Facility (Revolving)                         5,000,000
The Note                                                4,000,000
-----------------------------------------------------------------
Total principal due                                    34,000,000
=================================================================


8. Income Taxes

Income tax expense as reported relates entirely to foreign income taxes provided on the Company's operations within the Republic of Kazakhstan. KKM's principal agreement with the government of the Republic of Kazakhstan for the exploration, development and production of oil in the Karakuduk Field specifies the income taxes and other taxes applicable to KKM, which is subject to the tax laws of the Republic of Kazakhstan. The Company has used the best estimates available to determine its current and deferred tax liabilities within Kazakhstan.

                          Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Continued)
                                   (Unaudited)


9. Operating Leases

The Company entered into a sublease agreement extending from March 2000 through November 2003. At the expiration date of the lease, the Company moved its registered office from Houston, Texas to White Plains, New York. In addition, the Company entered into a new 6 month lease agreement for reduced office space at a new location in Houston; as of March 31, 2004 this lease was renewed for a further 6 months. Effective June 30, 2004 the Company relocated its administrative offices to London and the Houston office lease was cancelled as per the same date. The remaining lease payments of approximately $6,000 were contractually paid in full for the remainder of the lease. The Company also cancelled its lease for its executive office in Almaty, Kazakhstan. The Almaty office was subleased from Nasikhat, an affiliate of Kazkommertsbank, for approximately $3,000 per month renewable at the Company's option on September 1, 2004. The remaining lease payments of approximately $10,200 were contractually paid in full for the remainder of the lease.

10. Capital Commitments

As of June 30, 2004, the Company has a drilling contract with KazMunayGas-Drilling ("KMGD"), an affiliate of KMG, for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through December 31, 2004. The minimum payments under the drilling contract with KMGD for 2004 are $3.7 million. The Company's other drilling and operations related contracts can either be cancelled within 30 days or terminated as required.

The Company has no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk Field.

11. Related Party Transactions

In August 2004, the Company approved a two-year agreement with Nelson to provide corporate administrative services and financial advisory services (the "Service Agreement") to support its business activities. The Service Agreement is effective as of June 1, 2004 and can be terminated upon 30 days written notice by either party. In consideration for these services Nelson will receive a fixed monthly fee of $20,000 for administrative services and $25,000 for financial advisory services (the "Management Fee"). As part of the Service Agreement, Nelson is also required to provide personnel to cover Chaparral's executive and managerial needs. The cost of executive and managerial personnel will be allocated on the basis of the cost of personnel involved and on the percentage of time actually spent by such personnel on matters related to Chaparral, as mutually agreed by the parties from time to time. As of June 30, 2004, the Company has accrued $100,000 for both the Management Fee and the executive and managerial cost under the Service Agreement.

On June 3, 2004, KKM entered into a three year agency agreement with Nelson (the "Marketing Agreement"), whereby Nelson becomes the duly authorized, exclusive agent for the purpose of marketing crude oil, and is empowered to represent the interests of KKM in relations with governmental authorities and commercial organizations and also enter into contracts and agreements and any other documents necessary for and related to the marketing of crude oil. The Marketing Agreement is effective as of June 1, 2004 and can be terminated upon 90 days written notice by either party. As consideration for the services provided under the Marketing Agreement, KKM shall pay Nelson a fixed fee of $20,000 per month and a variable fee in the amount of five US cents per barrel of total production in a reporting calendar month, provided that the amount of supplies to the local market in that month is more than 10% of the total amount of production or eight US cents of total production in a reporting calendar month, providing that the amount of supplies to the local market in that month is less than 10% of the total amount of production (the "Marketing Fee"). For the month of June 2004, $39,000 was accrued under the Marketing Agreement.

                          Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Continued)
                                   (Unaudited)


11. Related Party Transactions (continued)

In 2003, the Company approved a one-year agreement with OJSC Kazkommerts Securities ("KKS"), an affiliate of Kazkommertsbank. The agreement was effective as of January 7, 2003 and provided for KKS to assist the Company's senior management with financial advisory and investment banking services. In consideration for these services KKS received a monthly fee of $25,000 (the "Advisory Fee"). The agreement with KKS was cancelled as of April 30, 2004.

Kazkommerts Policy, an affiliate of Kazkommertsbank, is the major insurer of KKM oil and gas activities. The current insurance policy expires in November 2004.

KKM has a contract to transport 100% of its oil sales through the pipeline owned and operated by KTO, a wholly owned subsidiary of KMG, the 40% minority shareholder in KKM. The rates for transportation are in accordance with those approved by the government of the Republic of Kazakhstan. Currently, the use of the KTO pipeline system is the only viable method of exporting KKM's production. As KTO notifies KKM of the export sales allocated to KKM on a monthly basis, KTO controls transportation of export sales.

KKM makes a prepayment for crude transportation costs based upon the allocation of export sales received from the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. This prepayment includes pipeline costs charged by the operators of the pipeline systems outside Kazakhstan and is dependent upon the point of sale of KKM's exports. For the six months ended June 30, 2004, KKM paid $5.85 million to KTO and $6.2 million, including change in prepaid transportation to KTO, was recognized as transportation costs for sales during the six months ended June 30, 2004. As of June 30, 2004, KKM had a prepayment balance of $1.11 million with KTO in respect of sales to be made in July 2004. Comparably for the six months ended June 30, 2003, KKM paid $3.52 million to KTO and $3.3 million, including change in prepaid transportation to KTO, was recognized as transportation costs for sales during the period. As of December 31, 2003, KKM had a prepayment balance of $1.3 with KTO in respect of sales to be made in January 2004.

KTO charges KKM for associated costs of oil storage within their pipeline system, sales commission, and customs clearance fees in respect of export sales. KTO also provides KKM with water through the Volga Water pipeline. Amounts recognized for these services during the six months ended June 30, 2004 and 2003 were $72,000 and $147,000, respectively.

As mentioned above, KKM has a drilling contract with KMGD for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through December 31, 2004.

The total amounts of the transactions with the above related companies for the six months ended June 30, 2004 and 2003 are as follows:


                                            2004              2003
                                      (Thousands)       (Thousands)
                                      -----------       -----------

Kazkommerts Policy                      $  356            $  285
KKS                                     $  100            $  150
KTO                                     $6,189            $3,608
KMGD                                    $2,657            $2,549
Nelson                                  $  139            $ --

                          Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Continued)
                                   (Unaudited)


11. Related Party Transactions (continued)

Accounts Payable Balance to affiliates as of June 30, 2004 and December 31, 2003 is as follows:


                                            2004               2003
                                      (Thousands)        (Thousands)
                                      -----------        -----------

Kazkommerts Policy                       $ --              $   48
KKS                                      $  100            $ --
KTO                                      $  107            $   97
KMGD                                     $1,078            $  998
Nelson                                   $  139            $ --
                                         ------------------------
                                         $1,424            $1,143
                                         ========================


The loans with Kazkommertsbank and Nelson are disclosed in Note 7 and the drilling contract with KMGD is described in Note 10. The lease with Nasikhat is described in Note 9, and prepaid transportation to KTO in Note 4.

12. Contingencies

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

13. Subsequent Events

As mentioned in Note 7, a principal payment of $3 million due under the non-revolving portion of KKM Credit Facility was repaid on August 9, 2004 and KKM exercised its right to re-borrow $3 million from August 10, 2004 until February 9, 2005.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity and Capital Resources

General Liquidity Considerations
--------------------------------

Going Concern
-------------

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have a working capital deficiency as of June 30, 2004 and there are uncertainties relating to our ability to meet projected cash flow requirements through 2004, which could result in a default of the Company's outstanding loans and the loss of the Company's interest in the Karakuduk Field. As of June 30, 2004, the Company had a working capital deficiency of $20.81 million primarily due to principal repayments of $18 million due over the next twelve months under our outstanding credit facilities (See Note 7 to the interim financial statements presented in Item 1). These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

We are seeking to alleviate these conditions by increasing cash flows available from the sale of crude oil production from the Karakuduk Field. We expect to finance the development of the Karakuduk Field primarily through the production and sale of crude oil, which is currently approximately 8,300 barrels of oil per day. Management expects production to increase to approximately 9,000 barrels of oil per day, by year-end 2004, by continuing the development of the Karakuduk Field. In addition, we continue to seek an amicable resolution to reduce the Company's obligations to supply a portion of its production to the local refinery to meet domestic energy needs, which generate substantially less revenue than oil sold on the export market. We recently entered into an agency agreement with Nelson to assist in maximizing its crude oil export quotas as well as in the marketing of its crude oil (See Note 11 to the interim financial statements presented in Item 1). During the first six months in 2004, KKM sold approximately 12% of its available production for sale to the local refinery. We are also currently evaluating different options to obtain additional debt financing to cover our working capital deficiencies. These options include extending or refinancing the credit facility with Kazkommertsbank (See Note 7 to the interim financial statements presented in Item 1) as well as modifying the development plan for the Karakuduk Field.

No assurances can be provided, however, that oil production will be increased or that the Company will be able to export 100% or a significant portion of its production and that the Company will be able to obtain additional financing and cash flow from operations to meet working capital requirements in the future.

Liquidity and Capital Resources
-------------------------------

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling costs, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, water injection facilities, plant and equipment (pumps, transformer sub-stations etc.) and other field facilities. We have invested approximately $15.52 million in the development of the Karakuduk Field for the six months ended June 30, 2004 compared to oil and gas capital expenditures of $7.62 million incurred for the six months ended June 30, 2003. The increase of $7.9 million is due to additional capital activities during 2004 including the ongoing drilling program, pressure maintenance program, and construction of water injection facilities. We anticipate 2004 capital expenditures of approximately $30 million.

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil and external financing as necessary. We have agreed with Kazkommertsbank to defer the remaining 2004 principal payments on the non-revolving KKM Credit Facility of $5 million until 2005 (See Note 7 to the interim financial statements presented in Item 1).

During the second quarter of 2004 the Company continued with the development of the Karakuduk Field. As of June 30, 2004 the producing well stock has risen to 51 compared to 48 at the end of the first quarter. Of this total, one well was ready for completion, and three were temporarily shut in due to operational and work-over requirements.

Production during the second quarter totaled 95,196 tons or approximately 728,000 barrels, which is equivalent to 8,000 bopd (Barrels of Oil Per Day). This represents a small increase in production performance compared to the first quarter of 2004, when the production from the field averaged 7,760 bopd.

Drilling activity at Karakuduk continued throughout the second quarter with KKM drilling 14,747m (4.9 wells) compared with 11,688m (3.4 wells) in the first quarter. Field infrastructure development, in addition to road, power and gathering line construction, included the commissioning of the field water injection plant. This unit was manufactured in Russia and has the capacity to inject up to 15,000 barrels of water per day. At the end of the second quarter 2004, KKM was injecting 9,250 barrels of water per day through four water injection wells.

As of the beginning of August 2004, the producing well count at the Karakuduk field is 53 wells. Current production is consistently averaging approximately 8,300 bopd. KKM is taking steps to increase production further. Hydraulic fracturing is planned in up to six of the existing wells, and two wells will be re-perforated using advanced perforating technology. KKM has also evaluated the performance of the existing sucker rod pumped wells at the field. In several wells pumping regimes and the setting depths of the pumps can be changed to benefit production. This work is now underway. A swabbing unit has been mobilized to the field. This will aid in bringing new wells into production and maximizing their productivity as well as being able to perform basic well operations such as wax removal.

Under the current development plan, drilling and infrastructure development will continue throughout the remainder of the year. It is expected that 16 wells in total will be drilled at the field in 2004. In addition, steps are being taken to utilize the produced gas from the field for oil heating purposes, which should significantly reduce operating costs.

We expect that KKM's production will reach a level of 9,000 bopd by the end of 2004. This represents a reduction of 4,000 bopd from the previously forecasted 13,000 bopd. The reduction in our production forecast is due to production from newly drilled wells being less than anticipated. Wells 165, 142 and 144, completed in May and June 2004, are only producing intermittently. The Company has recently re-evaluated its drilling program and is now focusing on drilling wells in proven productive areas of the field to maintain production levels.

KKM has taken the following steps to increase production levels:

     o A tender for hydraulic fracturing of six of the less productive wells (including Well 165) will be held in August.
     o New perforating technology will be applied in the completion of two wells.
     o Work is underway to identify wells to be re-completed in further productive zones to boost production levels.
     o A swabbing unit has been engaged to assist bringing new and worked-over wells on-line.
     o KKM has identified the need to hire an experienced western workover and completions supervisor to ensure that wells are completed and worked over as quickly and as effectively as possible.
     o    KKM is identifying further wells for conversion to artificial lift.
     o The performance of the current pumped wells has been evaluated which has shown that there is considerable scope for improvement in well productivity from adjustment of pump depth settings and stroke rates.

It is expected that all of these measures will result in KKM reaching its forecasted production levels.

Our short and long-term liquidity is also impacted by local oil sales obligations imposed on oil and gas producers within Kazakhstan to supply local energy needs (the domestic market does not permit world market prices to be obtained, resulting in approximately $8 to $12 lower cash flow per barrel) and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of the Agreement, we have a right to export, and receive export quota for 100% of the production from the Karakuduk Field. The Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain a quota that will enable us to sell all or a significant portion of our crude oil production to the export market. We continue to seek an amicable resolution with the Government of Kazakhstan to reduce our local market obligations. In addition, we entered in to an agency agreement with Nelson to assist in reducing our Kazakhstan domestic market obligation (See Note 11 to the interim financial statements presented in Item 1).

No assurances can be provided, however, that we will be able to export 100% or a significant portion of our production and that we will be able to obtain additional financing and cash flow from operations to meet working capital requirements in the future.

Capital Commitments and Other Contingencies
-------------------------------------------

As of June 30, 2004, the Company has a drilling contract with KMGD for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through December 31, 2004. The minimum payments under the drilling contract with KMGD for 2004 are $3.7 million. The Company's other drilling and operations related contracts can either be cancelled within 30 days or terminated as required.

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


2. Results from Operations

Results of Operations for the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003
--------------------------------------------------------------------------------

Our operations for the three months ended June 30, 2004 resulted in a net income of $1.3 million compared to a net loss of $1.11 million as of June 30, 2003. The $2.41 million increase in our net income primarily relates to higher revenues as a result of higher volumes sold and higher prices achieved during the second quarter of 2004.

Revenues. Revenues were $17.47 million for the second quarter of 2004 compared with $8.47 million for the second quarter of 2003. The $9.0 million increase is the result of higher volumes sold and higher prices achieved during the second quarter of 2004 as compared to the same period of 2003. During the second quarter of 2004, we sold approximately 666,000 barrels of crude oil, recognizing $17.47 million in revenue, or $26.24 per barrel after quality differential losses. Comparably, we sold approximately 455,000 barrels of crude oil, recognizing $8.47 million in revenue, or $18.62 per barrel, for the second quarter 2003. The result is a positive price variance of $5.07 million in addition to a favorable volume variance of $3.93 million.

The table below reflects revenues received per barrel based on crude oil volumes actually sold and reconciles to net revenues per barrel based on volumes produced and sold during the period.

                                          Three months ended  Three months ended
                                              6/30/2004            6/30/2003
                                          --------------------------------------

Revenues per barrel
   Export market                               $   30.04           $   19.49
   Local market (net of VAT)                   $    8.32           $    --

Average revenue per barrel                     $   27.78           $   19.49
   Differential (1)                                (1.54)              (0.87)
                                               ---------           ---------
Net Revenues per barrel                        $   26.24           $   18.62

(1) KKM's crude oil delivered to customers is a blend of crude oils from all fields using the same pipeline transportation system. KKM's crude is of a higher quality than the blend actually sold. The differential represents the average monetary loss per barrel to KKM due to the absence of a "quality bank" for the pipeline.

Transportation and Operating Expenses. Transportation costs for the second quarter of 2004 were $3.07 million, or $4.61 per barrel, and operating costs associated with sales were $1.69 million, or $2.54 per barrel. Comparatively, transportation costs for the second quarter of 2003 were $1.64 million, or $3.61 per barrel, and operating costs associated with sales were $1.41 million, or $3.09 per barrel. The increase in transportation cost per barrel during the second quarter of 2004 is the result of higher tariffs imposed on the Company, greater volumes sold to the export market during 2004, and a 160,000 barrel sale to the local market that carried no transportation cost during 2003. The decrease in operating cost is mainly due to lower work-over maintenance activities during the three months ended June 30, 2004.

Depreciation and Depletion. Depreciation and depletion expense was $4.15 million for the second quarter of 2004 compared with $3.32 million for the second quarter of 2003. The $831,000 increase is the result of higher oil volumes sold net of lower effective depletion rates during the second quarter of 2004. During the second quarter of 2004, the Company recognized a total depletion expense of $4 million or $6.01 per barrel, compared to $3.13 million or $6.89 per barrel in depletion expense for the second quarter of 2003. The decrease in the effective depletion rate of $0.88 per barrel is due to additions to the Company's estimated proved oil and gas reserves partially offset by increases in capital expenditures for the development of the field for future years.

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

Interest Expense. Interest expense increased from $1.14 million for the second quarter of 2003 to $1.27 million for the second quarter of 2004, due to higher financing costs as a result of the re-borrowing in March 2004 of the $2 million prepayment of the Note (See Note 7 to the interim financial statements presented in Item 1), additional temporary borrowings for operational purposes and less capitalized interest. Interest expense for the quarter ended June 30, 2004 includes a loan discount of $118,000 and is net of capitalized interest of $63,000. Comparably, interest expense for the quarter ended June 30, 2003 includes an additional loan discount of $59,000 and is net of capitalized interest of $152,000.

General and Administrative Expense. General and administrative costs increased from $1.68 million for the three months ended June 30, 2003 to $2.11 million for the three months ended June 30, 2004. The increase of $430,000 is due to higher payroll costs and higher travel costs. The increase in payroll cost is mainly due to accrued severance payable to former executives of the Company.

Results of Operations for the Six Months Ended June 30, 2004 Compared to the
Six Months Ended June 30, 2003
--------------------------------------------------------------------------------

Our operations for the six months ended June 30, 2004 resulted in a net profit of $1.93 million compared to a net loss of $1.06 million as of June 30, 2003. The $2.99 million increase in our net income primarily relates to (i) higher sales revenue as a result of higher volumes sold and higher prices achieved (ii) improved operational results from the Karakuduk Field in part offset by (iii) recognition in 2003 of a $1.02 million gain as a result of the adoption of FASB 143, (iv) higher costs associated with increased debt obligations, (v) higher operational costs associated with increased sales and (vi) higher income tax provision.

Revenue. Revenues were $33.08 million for the six months ended June 30, 2004 compared with $16.29 million for the six months ended June 30, 2003. The $16.79 million increase is the result of higher oil volumes sold and higher prices achieved during the six months ended June 30, 2004. During the six months ended June 30, 2004, we sold approximately 1,354,000 barrels of crude oil, recognizing $33.08 million, or $24.42 per barrel after quality differential losses, in revenue. Comparably, we sold approximately 819,000 barrels of crude oil, recognizing $16.29 million in revenue, or $19.89 per barrel, for the six months ended June 30, 2003. The result is a positive price variance of $6.14 million in addition to a favorable volume variance of $10.65 million.

The table below reflects revenues received per barrel based on crude oil volumes actually sold and reconciles to net revenues per barrel based on volumes produced and sold during the period.

                                            Six months ended    Six months ended
                                               6/30/2004            6/30/2003
                                            ------------------------------------

Revenues per barrel
   Export market                               $   27.51           $   21.25
   Local market (net of VAT)                   $   13.68           $    7.05

Average revenue per barrel                     $   25.87           $   20.86
   Differential (1)                                (1.45)              (0.97)
                                               ---------           ---------
Net Revenues per barrel                        $   24.42           $   19.89


(1) KKM's crude oil delivered to customers is a blend of crude oils from all fields using the same pipeline transportation system. KKM's crude is of a higher quality than the blend actually sold. The differential represents the average monetary loss per barrel to KKM due to the absence of a "quality bank" for the pipeline.

Transportation and Operating Expenses. Transportation costs for the six months ended June 30, 2004 were $6.22 million or $4.59 per barrel, and operating costs associated with sales were $3.9 million, or $2.88 per barrel. Comparatively, transportation costs for the six months ended June 30, 2003 were $3.30 million or $4.03 per barrel, and operating costs associated with sales were $2.53 million, or $3.09 per barrel. The increase in transportation cost per barrel during 2004 is the result of higher tariffs imposed on the Company, greater volumes sold to the export market during 2004, and a 160,000 barrel sale to the local market that carried no transportation cost during 2003. The decrease in operating cost per barrel is mainly due to lower work-over maintenance cost during the six months ended June 30, 2004.

Depreciation and Depletion. Depreciation and depletion expense was $8.54 million for the six months ended June 30, 2004 compared with $5.76 million for the six months ended June 30, 2003. The $2.78 million increase is the result of higher oil volumes sold net of lower effective depletion rates during the six months ended June 30, 2004. During the six months ended June 30, 2004, the Company recognized a total depletion expense of $8.23 million or $6.07 per barrel, compared to $5.38 million or $6.57 per barrel in depletion expense for the six months ended June 30, 2003. The decrease in the effective depletion rate of $0.50 per barrel is due to additions to the Company's estimated proved reserves, off-set by the increased capital expenditures for the development of the field for future years.

Interest Expense. Interest expense increased from $2.26 million for the six months ended June 30, 2003 to $2.50 million for the six months ended June 30, 2004. The $240,000 increase is due to financing costs of higher borrowings. In addition, interest expense for the quarter ended June 30, 2004 reflects an additional loan discount of $227,000 and is net of capitalized interest of $131,000. Comparably, the Company recognized $236,000 in interest expense on the Note for the six months ended June 30, 2003, including $118,000 of interest on outstanding principal and $119,000 in discount amortization.

General and Administrative Expense. General and administrative costs increased from $3.16 million for the six months ended June 30, 2003 to $3.76 million for the six months ended June 30, 2004. The $600,000 increase is mainly due to accrued severance payable to former executives of the Company.

Cumulative Effect of Change in Accounting Principle. As a result of the adoption of FASB 143, the Company recognized a gain of $1.02 million as the cumulative effect of change in accounting principle for the six months ended 2003, absent in 2004. In addition, the Company recognized $47,000 in accretion expense to account for changes in the ARO liability for the period ended June 30, 2004. For the same period of 2003 this amount was $29,000 (See Note 5 to the interim financial statements presented in Item 1).


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

4. Inflation

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars, but KKM's statutory tax basis in its assets, tax loss carry-forwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of June 30, 2004, the exchange rate was 136.45 Tenge per U.S. dollar compared to 144.22 as of December 31, 2003.

5. Critical Accounting Policies

The preparation of the Company's consolidated financial statements requires management to make estimates, assumptions and judgments that affect the Company's assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Management bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company's critical accounting policies, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2003 Annual Report on Form 10-K.

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

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates prevailing as of the balance sheet date (136.45 and 144.22 Kazakh Tenge per U.S. dollar as of June 30, 2004 and December 31, 2003, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period. See Item 2 section 4 for discussion on inflation risks.

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

In addition, under the terms of our Agreement with the government of the Republic of Kazakhstan, the Company has the right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. Local market oil prices are significantly lower than prices obtainable on the export market. For the six months ended June 30, 2004, the company sold 161,000 barrels of crude oil, or 12% of its total oil sales, to the local market, compared to 24,000 barrels, or 3%, during the six months ended June 30, 2003. Local market prices obtained by the Company are approximately $8 to $12 per barrel below export market prices, net of transportation costs. We have attempted, in accordance with our Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field, through discussions with the Government of Kazakhstan. We plan to continue to work with the Government to increase our export quota and minimize or eliminate future local sales requirements. In addition, we entered in to an agency agreement with Nelson to assist in reducing our local market obligation (See Note 11 to the interim financial statements presented in Item
1). However, no assurances can be provided that we will be able to export 100% or a significant portion of our production and that our cash flow from operations will be sufficient to meet working capital requirements in the future, which may require us to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.

Item 4 - Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company carried out an evaluation as of June 30, 2004, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

     (b) Changes in Internal Controls over Financial Reporting. There have been no significant changes in internal controls over financial reporting or other factors subsequent to December 31, 2003.

                           Part II- Other Information



Item  4 - Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of the shareholders of the Company was held on August 2, 2004.

     (b) The following nominees were elected to serve one year terms on the Company's Board of Directors and Ernst and Young was ratified as the Company's independent auditor by the following votes:

                                         Shares                 Shares
                                          Voted       % of       Voted                  Shares      % of
                                           For          OS      Against    % of OS     Withheld      OS
                                      -------------------------------------------------------- ----------
ELECT - R. FREDERICK HODDER            32,498,365     85.05%          -       0.00%      14,635     0.04%
ELECT - NICHOLAS P. GREENE             32,501,882     85.06%          -       0.00%      11,118     0.03%
ELECT - PETER G. DILLING               32,496,928     85.05%          -       0.00%      16,072     0.04%
ELECT - ALAN D. BERLIN                 32,498,350     85.05%          -       0.00%      14,650     0.04%
ELECT - SIMON K. GILL                  32,498,390     85.05%          -       0.00%      14,610     0.04%

RATIFY - ERNST AND YOUNG AS IND.
AUDITORS                               32,510,617     85.09%        726       0.00%       1,657     0.00%
---------------------------------------------------------------------------------------------------------


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

     *10.1 Agency Agreement, dated June 3, 2004 between Nelson Resources Limited and Closed Type JSC Karakudukmunay.
     *10.2 Corporate Administrative and Financial Advisory Service Agreement, effective June 1, 2004, between Chaparral Resources, Inc. and Nelson Resources Limited
     *10.3 Additional agreement to Accessorial agreement #5382/A, dated July 28, 2004, between Kazkommertsbank OJSC and Closed Type JSC Karakudukmunay.
     *10.4 Accessorial agreement # 615/A, dated June 14, 2004, between Kazkommertsbank OJSC and Closed Type JSC Karakudukmunay.
     *31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     *31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     *32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     *32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed herewith.
(b)      Reports on Form 8-K

We filed a Current Report on Form 8-K, dated May 19, 2004 to report that Nelson Resources Limited (TSX: NLG) acquired from Central Asian Industrial Holdings N.V. a majority interest in the Company and to report the Company's financial results for the three months ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 13, 2004



                            Chaparral Resources, Inc.


                            By:     /s/ Simon Gill
                                 --------------------------------------------
                                 Simon Gill
                                 Chief Executive Officer



                            By:     /s/ Miguel C. Soto
                                 --------------------------------------------
                                 Miguel C. Soto
                                 VP Finance and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)