Form 10-Q
period 2004-09-30
CHAPARRAL RESOURCES INC
filed 2004-11-15
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

                           2 Gannett Drive, Suite 418
                          White Plains, New York 10604
                     --------------------------------------
                    (Address of Principal Executive Offices)

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

         YES  |_|          NO  |X|


         As of November 10, 2004 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.

                            CHAPARRAL RESOURCES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2004
                                TABLE OF CONTENTS

                                                                            PAGE

PART I.        FINANCIAL INFORMATION

Item l.        Financial Statements
               --------------------

                    Consolidated Condensed Balance Sheets as of                1
                    September 30, 2004 and December 31, 2003

                    Consolidated Condensed Statements of Operations            3
                    for the Three Months Ended September
                    30, 2004 and 2003 and Consolidated Condensed
                    Statements of Operations for the Nine
                    months Ended September 30, 2004 and 2003

                    Consolidated Condensed Statements of Cash Flows            4
                    for the Nine Months Ended September 30, 2004 and 2003


                    Notes to Consolidated Condensed Financial Statements       6

Item 2.        Management's Discussion and Analysis of Financial Condition    15
               -----------------------------------------------------------
               and Results of Operations
               -------------------------

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     20
               ----------------------------------------------------------

Item 4.        Controls and Procedures                                        21
               -----------------------

PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders            22
               ---------------------------------------------------

Item 6.        Exhibits                                                       22
               --------

               Signatures                                                     23
               ----------



                                Part I - Financial Information

                                Item 1 - Financial Statements

                                  Chaparral Resources, Inc.
                            Consolidated Condensed Balance Sheets



                                                                September 30,     December 31,
                                                                    2004              2003
                                                                 (Unaudited)
                                                                  ---------        ---------
                                                                       $000             $000
Assets
Current assets:
   Cash and cash equivalents                                          3,365            2,639
   Accounts receivable:
     Oil sales receivable                                             1,565              215
     VAT receivable                                                   3,194            2,907
   Prepaid expenses                                                   2,839            1,940
   Prepaid expenses to affiliates                                       254            1,296
   Crude oil inventory                                                  116              544

                                                                  ---------        ---------
Total current assets                                                 11,333            9,541

Materials and supplies                                                3,942            3,188
Property, plant and equipment:
   Oil and gas properties, full cost:
     Properties subject to depletion                                142,772          118,347
     Properties not subject to depletion                              2,046            2,942
                                                                  ---------        ---------
                                                                    144,818          121,289
   Other Property, plant and equipment                                9,284            9,408
                                                                  ---------        ---------
                                                                    154,102          130,697
   Less - accumulated depreciation, depletion, and amortization     (57,199)         (44,758)
                                                                  ---------        ---------
Property, plant and equipment, net                                   96,903           85,939
Other long- term assets                                                 287             --
                                                                  ---------        ---------
Total assets                                                        112,465           98,668
                                                                  =========        =========

See accompanying notes.

                                       1



                                    Chaparral Resources, Inc.
                        Consolidated Condensed Balance Sheets (continued)



                                                                 September 30,     December 31,
                                                                     2004              2003
                                                                  (Unaudited)
                                                                   ---------        ---------
                                                                        $000             $000
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                    5,270            6,086
   Accounts payable to affiliates                                        929            1,143
   Accrued liabilities:
     Accrued compensation                                                319              949
     Other accrued liabilities                                           606            1,571
     Current income tax liability                                      1,195                3
     Accrued interest payable                                            690              776
   Current portion of loans payable to affiliates                     19,639           12,000
                                                                   ---------        ---------
Total current liabilities                                             28,648           22,528

Accrued production bonus                                                 279              190
Loans payable to affiliates                                           14,000           21,284
Deferred tax liability                                                 6,502            3,057
Minority interest                                                     10,298            4,635
Long-term assets retirement obligation                                 1,075              804

Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of  $0.0001 par value; issued and outstanding,
     38,209,502 shares as of September 30, 2004 and
     December 31, 2003                                                     4                4
   Capital in excess of par value                                    107,226          107,226
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
       undesignated. Issued and outstanding - none                      --               --
   Accumulated deficit                                               (55,567)         (61,060)
                                                                   ---------        ---------
Total stockholders' equity                                            51,663           46,170
                                                                   ---------        ---------
Total liabilities and stockholders' equity                           112,465           98,668
                                                                   =========        =========

See accompanying notes.

                                               2



                                                    Chaparral Resources, Inc.
                                   Consolidated Condensed Statements of Operations (Unaudited)



                                                                   For the Three months ended      For the Nine months ended
                                                                  September 30,   September 30,   September 30,   September 30,
                                                                      2004            2003             2004           2003
                                                                  ------------    ------------    ------------    ------------
                                                                                    $000 (except share data)

Revenue                                                                 22,078          23,308          55,158          39,594
Costs and expenses:
   Transportation costs                                                  3,327           4,617           9,546           7,921
   Operating expenses                                                    1,762           1,671           5,661           4,200
   Marketing fee                                                           114            --               153            --
   Depreciation and depletion                                            4,276           7,140          12,813          12,897
   Management fee                                                          157            --               257            --
   Advisory fee                                                           --                75             100             225
   Accretion expense                                                        21              17              67              46
   General and administrative                                            1,447           1,967           5,204           5,131
                                                                  ------------    ------------    ------------    ------------
Total costs and expenses                                                11,104          15,487          33,801          30,420
                                                                  ------------    ------------    ------------    ------------
Income from operations                                                  10,974           7,821          21,357           9,174
Other income/(expense):
   Interest income                                                           9            --                63            --
   Interest expense                                                     (1,263)         (1,100)         (3,761)         (3,362)
   Minority interest                                                    (2,840)         (2,134)         (5,663)         (2,550)
   Currency exchange loss                                                 (197)           --              (354)           (107)
   Loss on disposition of assets                                            (2)           --                (2)             (8)
   Other                                                                  --               (37)           --                 7
                                                                  ------------    ------------    ------------    ------------
Income before income taxes and cumulative effect of
   change in accounting principle                                        6,681           4,550          11,640           3,154
Income tax expense                                                      (3,122)         (2,479)         (6,147)         (3,160)
                                                                  ------------    ------------    ------------    ------------
Income/(loss) before cumulative effect of change in
   accounting principle                                                  3,559           2,071           5,493              (6)
Cumulative effect of change in accounting principle,
   net of tax                                                             --              --              --             1,018
                                                                  ------------    ------------    ------------    ------------
Net income available to common Stockholders                              3,559           2,071           5,493           1,012
                                                                  ============    ============    ============    ============

Basic earnings per share:
   Income per share before cumulative effect of change
      in accounting principle                                     $       0.09    $       0.05    $       0.14    $       0.00
   Cumulative effect of change in accounting principle            $       --      $       --      $       --      $       0.03
   Net income per share                                           $       0.09    $       0.05    $       0.14    $       0.03
   Weighted average number of shares outstanding (basic)            38,209,502      38,209,502      38,209,502      38,209,502


Diluted earnings per share:
  Income per share before cumulative effect of change
     in accounting principle                                      $       0.09    $       0.05    $       0.14    $       0.00
  Cumulative effect of change in accounting principle             $       --      $       --      $       --      $       0.03
  Net income per share                                            $       0.09    $       0.05    $       0.14    $       0.03
  Weighted average number of shares outstanding (diluted)           38,209,502      38,408,726      38,209,502      38,408,726


See accompanying notes.

                                                               3

                            Chaparral Resources, Inc.
           Consolidated Condensed Statements of Cash Flows (Unaudited)



                                                                 For the
                                                             Nine Months Ended
                                                           --------------------
                                                           Sept 30,    Sept 30,
                                                             2004        2003
                                                           --------    --------
                                                               $000        $000
Cash flows from operating activities

Net income                                                    5,493       1,012

Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation, depletion and amortization                12,813      12,897
     Loss/(gain) on disposition of furniture and fixtures         2           8
     Cumulative effect of change in accounting
       principle                                               --        (1,018)
       Deferred income taxes                                  3,445       1,903
       Accretion expense                                         67          46
       Amortization of note discount                            355         178
       Minority interest                                      5,663       2,550

Changes in assets and liabilities:
     (Increase)/decrease in:
       Accounts receivable                                   (1,636)         65
       Prepaid expenses                                         142          81
       Crude oil inventory                                       95          87

     Increase/(decrease) in:
       Accounts payable and accrued liabilities              (1,230)        257
       Accrued interest payable                                 (86)        421
       Other liabilities                                         90         129
                                                           --------    --------
Net cash provided by operating activities                    25,213      18,616
                                                           --------    --------

Cash flows from investing activities

Additions to property, plant, and equipment                    (377)       (792)
Capital expenditures on oil and gas properties              (23,069)    (15,366)
Materials and supplies inventory                               (754)       (896)
Other long-term assets                                         (287)       --
                                                           --------    --------
Net cash used by investing activities                       (24,487)    (17,054)
                                                           --------    --------

                            Chaparral Resources, Inc.
     Consolidated Condensed Statements of Cash Flows (Unaudited) (continued)


                                                                  For the
                                                             Nine Months Ended
                                                            -------------------
                                                            Sept 30,    Sept 30,
                                                             2004        2003
                                                            -------     -------
                                                            $   000     $   000
Cash flows from financing activities

Payments on loans from affiliates                            (7,000)     (6,500)
Proceeds from loans from affiliates                           7,000       4,500
                                                            -------     -------

Net cash provided by financing activities                      --        (2,000)
                                                            -------     -------

Net increase/(decrease) in cash and cash equivalents            726        (438)

Cash and cash equivalents at beginning of period              2,639       4,295
                                                            -------     -------
Cash and cash equivalents at end of period                    3,365       3,857
                                                            =======     =======


Supplemental cash flow disclosure

Interest paid                                                 3,682       3,207
Income taxes paid                                               708        --

Supplemental schedule of non-cash
   investing and financing activities

Non-cash additions to oil and gas properties                    491       2,519


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

As of September 30, 2004, Chaparral owns a 60% interest in KKM, a Kazakhstan Joint Stock Company of Closed Type. KKM was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

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

The unaudited information furnished herein was taken from the books and records of the Company. However, such information reflects all adjustments which are, in the opinion of management, normal recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future interim period or for the year.

Use of Estimates

Application of generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The determination of proved oil and gas reserve quantities and the application of the full cost method of accounting for exploration and production activities requires management to make numerous estimates and judgments. The change in the estimate of oil and gas reserves as of January 1, 2004, offset by the increase in future estimated development cost, reduced the Company's effective depletion rate by $0.34 per barrel from $6.43 per barrel to $6.09 per barrel during the nine months ending September 30, 2003 and 2004, respectively.

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


2.       Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued its Exposure Draft, "Share-Based Payment," which is a proposed amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects that a final standard would be effective for public companies for fiscal years beginning after December 15, 2004. As at September 30, 2004, the Company no longer has any stock options in existence. The Company did not adopt a fair-value based method of accounting for stock-based employee compensation whilst the options were still in existence as it was awaiting the issuance of a final standard by the FASB.

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

3.       Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency as of September 30, 2004 and there are uncertainties relating to the Company's ability to meet projected cash flow requirements through 2005, which could result in a default of the Company's outstanding loans and the loss of the Company's interest in the Karakuduk Field. As of September 30, 2004, the Company had a working capital deficiency of $17.31 million primarily due to principal payments of $19.64 million due over the next twelve months under its outstanding credit facilities (See Note 7). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company is seeking to alleviate these conditions by increasing cash flows available from the sale of crude oil production from the Karakuduk Field. The Company expects to finance the development of the Karakuduk Field primarily through the production and sale of crude oil, which is currently approximately 8,700 barrels of oil per day. Management expects production to increase to approximately 9,500 barrels of oil per day, by year-end 2004, by continuing the development of the Karakuduk Field. In addition, the Company continues to seek an amicable resolution of its attempts to reduce its obligation to supply a portion of its production to the local refinery to meet domestic energy needs, which generate substantially less revenue than oil sold on the export market. In June 2004, the Company entered into an agency agreement with Nelson Resources Limited ("Nelson") to assist the Company in maximizing its crude oil export quotas as well as in the marketing of its crude oil (See Note 10). During the first nine months in 2004, the Company exported approximately 91% of its available production for sale, with the remaining 9% going to the local refinery. The Company is also currently evaluating different options to obtain debt financing to cover its working capital deficiencies. These options include extending or refinancing the credit facility with JSC Kazkommertsbank ("Kazkommertsbank") (See Note 7) as well as modifying the development plan for the Karakuduk Field.

No assurances can be provided, however, that oil production will be increased or that the Company will be able to export a higher portion of its production or that the Company will be able to obtain additional financing and cash flow from operations to meet working capital requirements in the future.

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


4.       Prepaid Expenses

The breakdown of Prepaid Expenses is as follows:

                                                                  $000
                                                          --------------------
                                                          Sept 30,     Dec 31,
           Description                                      2004        2003
           -----------                                      ----        ----

           Prepaid transportation costs to KTO               254        1,296
           Advanced payments for materials and supplies    1,604        1,616
           Prepaid insurance                                 677          210
           Prepaid taxes                                     283         --
           Other prepaid expenses                            275          114
                                                          ------       ------
           Total prepaid expenses                          3,093        3,236
                                                          ======       ======


Prepaid transportation costs represent prepayments of export tariffs to CJSC KazTransOil ("KTO"), a 100% subsidiary of KMG, necessary to sell oil on the export market, which is expensed in the period the related oil revenue is recognized. Advanced payments for materials and supplies represent prepayments for general materials and supplies to be used in the development of the Karakuduk Field.

5.       Asset Retirement Obligation

Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, "Accounting for Asset Retirement Obligations". Previously, the Company used an amount equal to the undiscounted cash flows associated with the asset retirement obligation ("ARO") in determining depreciation, depletion and amortization ("DD&A") rates. Under the new accounting method, FASB No. 143 requires entities to record the fair value of the liability for the retirement obligation in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The cumulative effect of the change in accounting principle, as a result of the adoption of FASB No. 143 on January 1, 2003, resulted in a gain of $1.02 million, or $0.03 per share, which is included in income for the period ended September 30, 2003.

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

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


 5.      Asset Retirement Obligation (continued)

The following table describes all changes to the Company's asset retirement obligation liability:

                                                                   $000
                                                           --------------------

                                                           Sept 30,     Sept 30,
                                                             2004         2003
                                                             ----         ----

    Asset retirement obligation at beginning of period        804           -
    Liability recognized in transition                         -           516
    Accretion expense                                          67           46
    Additional provision for new wells                        204          114
                                                            -----        -----
    Asset retirement obligation at end of period            1,075          676
                                                            =====        =====

6.       Change in Control

In May 2004, Nelson purchased from Central Asian Industrial Holdings, N.V. ("CAIH") 22,925,701 shares of Chaparral, representing 60% of Chaparral's issued and outstanding common stock. As part of the transaction, a Stock Purchase Warrant exercisable for 3,076,923 shares of the Company's common stock originally issued to CAIH, and a promissory note of the Company payable to CAIH (the "Note"), with a principal amount of $4 million (See Note 7), were transferred by CAIH to Nelson. The total purchase price was $23.9 million.

7.       Loans from Affiliates

The Note
--------

In May 2002, the Company borrowed $4 million from CAIH in exchange for a three year note bearing interest at 12% per annum. Along with the Note, CAIH received a warrant to purchase 3,076,923 shares of the Company's common stock at $1.30 per share ("the Warrant"). The Note was recorded net of a $2.47 million discount, based on the fair market value of the Warrant. The discount is amortized using the effective interest rate over the life of the Note. The principal balance is due on May 10, 2005 and accrued interest is payable quarterly.

In June 2002, the Company prepaid $2 million of the $4 million outstanding principal balance. As a result, the Company recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount. In March 2004, the Company re-borrowed the $2 million prepaid in June 2002, re-establishing the original principal balance. All terms of the original promissory note remain in effect.

The Company recognized $656,000 in interest expense on the Note for the nine months ended September 30, 2004, including $301,000 of interest on outstanding principal and $355,000 in discount amortization. Comparably, the Company recognized $358,000 in interest expense on the Note for the nine months ended September 30, 2003, including $180,000 of interest on outstanding principal and $178,000 in discount amortization.

As mentioned in Note 6, the Note was transferred to Nelson in May 2004. As of September 30, 2004, the Company has paid $241,000 of interest to Nelson.

KKM Credit Facility
-------------------

In May 2002, KKM established a five-year, $33 million credit line (the "KKM Credit Facility") with Kazkommertsbank, an affiliate of CAIH. The KKM Credit Facility consisted of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $3.29 million and $3.45 million of interest expense on the KKM Credit Facility for the nine months ended September 30, 2004 and 2003, respectively.

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


7.       Loans from Affiliates (continued)


The non-revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14% and is repayable over a five-year period with final maturity in May 2007. Accrued interest is payable quarterly, beginning in December 2002, and KKM began making quarterly principal repayments in May 2003. As of September 30, 2004, the Company had repaid $5 million in principal and the Company and Kazkommertsbank have agreed to defer the 2004 remaining principal payments of $5 million until 2005. The principal payment of $1 million due May 31, 2004 was deferred until August 31, 2004. Subsequently, this principal payment, together with $2 million scheduled for payment on August 6, 2004 has been deferred to January 31, 2005. A principal payment of $2 million scheduled for payment on November 6, 2004 has been deferred until May 31, 2005.


The revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14%. The revolver is loaned to KKM for short-term periods up to one year, but KKM has the right to re-borrow the funds through May 2006 with final repayment due in May 2007. On December 30, 2003, Kazkommertsbank increased the revolving portion of the KKM Credit Facility from $3 million to $5 million. On the same date, KKM borrowed the additional $2 million to finance ongoing operations. The additional $2 million accrues interest at 14%. The table below shows how the revolving portion of the facility has been utilized and the maturity dates of the outstanding amount.

                                                             $000
                                                 -------------------------------
           Date              Maturity             Loan     Repayment     Balance
           ----              --------             ----     ---------     -------

                                                  $000        $000         $000

         May 2002                                3,000                    3,000
         July 2002                                           3,000          -
         July 2002                               3,000                    3,000
         July 2003                                           3,000          -
         July 2003                               3,000                    3,000
         December 2003                           2,000                    5,000
         June 2004                                           2,000        3,000
         June 2004         December 14, 2004     2,000                    5,000
         August 2004                                         3,000        2,000
         August 2004       February 9, 2005      3,000                    5,000

All amounts due under the revolving portion of the KKM Credit Facility are classified as current as of September 30, 2004. Accrued interest on the revolving loan is payable at maturity, except as noted.

The original KKM Credit Facility included repayment terms of three years and four years for the non-revolving and revolving portions, respectively, with an option to extend the final maturity date for repayment of the entire KKM Credit Facility to five years. KKM exercised the option as of May 2002.

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

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)



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

The maturity schedule of the Company's indebtedness as of September 30, 2004 is as follows:

                                               Principal
                             Date              Amount Due
                             ----              ----------

                                                  $000

                             2004                2,000
                             2005               20,000
                             2006                8,000
                             2007                4,000
                                               -------
                    Total principal due         34,000
                                               =======

Balances as of September 30, 2004 under the different facilities are as follows:

                                                           Principal
                                                           ---------
                                                           Amount Due
                                                           ----------
                                                              $000

            KKM Credit Facility (Non - revolving)             25,000
            KKM Credit Facility (Revolving)                    5,000
            The Note                                           4,000
                                                             -------
Total principal due                                           34,000
                                                             =======

The loans are shown in the balance sheet net of the loan discount, which amounted to $361,000 at September 30, 2004 and $716,000 at December 31, 2003.

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

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


9.       Capital Commitments


As of September 30, 2004, the Company has a drilling contract with KazMunayGas-Drilling ("KMGD"), an affiliate of KMG, for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through December 31, 2004. The minimum payments under the drilling contract with KMGD for 2004 are $3.7 million. A tender was held for drilling services for 2005. The successful bidder, a new contractor, has been notified and the Company is proceeding with contract negotiations. The Company's other drilling and operations related contracts can either be cancelled within 30 days or terminated as required.

The Company has no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk Field.


10.      Related Party Transactions


In August 2004, the Company approved a two-year agreement with Nelson to provide corporate administrative services and financial advisory services (the "Service Agreement") to support its business activities. The Service Agreement is effective as of June 1, 2004 and can be terminated upon 30 days written notice by either party. In consideration for these services Nelson will receive a fixed monthly fee of $20,000 for administrative services and $25,000 for financial advisory services (the "Management Fee"). As part of the Service Agreement, Nelson is also required to provide personnel to cover Chaparral's executive and managerial needs. The cost of executive and managerial personnel will be allocated on the basis of the cost of personnel involved and on the percentage of time actually spent by such personnel on matters related to Chaparral, as mutually agreed by the parties from time to time. In addition, Nelson will use its greater buying power to obtain more favorable rates for goods and services, including insurance coverage, for Chaparral. These expenditures will be passed to Chaparral at cost with a ten percent mark-up. As of September 30, 2004, the Company has booked $1,083,000 for the Management Fee, the executive and managerial cost, insurance coverage and the mark-up under the Service Agreement.

On June 3, 2004, KKM entered into a three year agency agreement with Nelson (the "Marketing Agreement"), whereby Nelson becomes the duly authorized, exclusive agent for the purpose of marketing crude oil, and is empowered to represent the interests of KKM in relations with governmental authorities and commercial organizations and also enter into contracts and agreements and any other documents necessary for and related to the marketing of crude oil. The Marketing Agreement is effective as of June 1, 2004 and can be terminated upon 90 days written notice by either party. As consideration for the services provided under the Marketing Agreement, KKM shall pay Nelson a fixed fee of $20,000 per month and a variable fee of five US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is more than 10% of the total amount of production, or eight US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is less than 10% of the total amount of production (the "Marketing Fee"). For the period ending September 30, 2004, $153,000 was accrued under the Marketing Agreement.

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

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


10.      Related Party Transactions (continued)

KKM makes a prepayment for crude transportation costs based upon the allocation of export sales received from the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. This prepayment includes pipeline costs charged by the operators of the pipeline systems outside Kazakhstan and is dependent upon the point of sale of KKM's exports. For the nine months ended September 30, 2004, KKM incurred $8.3 million for transportation costs with KTO. As of September 30, 2004, KKM had a prepayment balance of $0.3 million with KTO in respect of sales to be made in October 2004. Comparably, for the nine months ended September 30, 2003, KKM incurred $7.3 million for transportation costs with KTO. As of December 31, 2003, KKM had a prepayment balance of $1.3 million with KTO in respect of sales to be made in January 2004.

KTO charges KKM for associated costs of oil storage within their pipeline system, sales commission, and customs clearance fees in respect of export sales. KTO also provides KKM with water through the Volga Water pipeline. Amounts recognized for these services during the nine months ended September 30, 2004 and 2003 were $185,000 and $237,000, respectively.

As mentioned above, KKM has a drilling contract with KMGD for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through December 31, 2004.

The total amounts of the transactions with the above related companies for the nine months ended September 30, 2004 and 2003 are as follows:

                                               $000
                                    ------------------------------
                                        2004            2003
                                        ----            ----

              Nelson                    1,236               -
              KKS                         100             225
              Kazkommerts Policy          539             563
              KTO                       9,594           8,646
              KMGD                      4,624           2,242


Accounts payable balance to affiliates as at September 30, 2004 and December 31, 2003 are as follows:

                                               $000
                                    ------------------------------

                                        2004            2003
                                        ----            ----

              Nelson                      929               -
              Kazkommerts Policy            -              48
              KTO                         185              97
              KMGD                      1,170             998
                                       ------          ------
                                        2,284           1,143
                                       ======          ======

The loans with Kazkommertsbank and Nelson are disclosed in Note 7 and the drilling contract with KMGD is described in Note 9. Prepaid transportation to KTO is discussed in Note 4.

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

1.       Liquidity and Capital Resources

General Liquidity Considerations
--------------------------------

Going Concern
-------------

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have a working capital deficiency as of September 30, 2004 and there are uncertainties relating to our ability to meet projected cash flow requirements through 2005, which could result in a default of the Company's outstanding loans and the loss of the Company's interest in the Karakuduk Field. As of September 30, 2004, the Company had a working capital deficiency of $17.31 million primarily due to principal repayments of $19.64 million due over the next twelve months under our outstanding credit facilities (See Note 7 to the interim financial statements presented in Item 1). These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

We are seeking to alleviate these conditions by increasing cash flows available from the sale of crude oil production from the Karakuduk Field. We expect to finance the development of the Karakuduk Field primarily through the production and sale of crude oil, which is currently approximately 8,700 barrels of oil per day. Management expects production to increase to approximately 9,500 barrels of oil per day, by year-end 2004, by continuing the development of the Karakuduk Field. In addition, we continue to seek an amicable resolution of our attempts to reduce the Company's obligation to supply a portion of its production to the local refinery to meet domestic energy needs, which generate substantially less revenue than oil sold on the export market. We recently entered into an agency agreement with Nelson to assist in maximizing the Company's crude oil export quotas as well as in the marketing of its crude oil (See Note 10 to the interim financial statements presented in Item 1). During the first nine months in 2004, KKM sold approximately 9% of its available production for sale to the local refinery. We are also currently evaluating different options to obtain debt financing to cover our working capital deficiencies. These options include extending or refinancing the credit facility with Kazkommertsbank (See Note 7 to the interim financial statements presented in Item 1) as well as modifying the development plan for the Karakuduk Field.

No assurances can be provided, however, that oil production will be increased or that the Company will be able to export a higher portion of its production and that the Company will be able to obtain additional financing and cash flow from operations to meet working capital requirements in the future.

Liquidity and Capital Resources
-------------------------------

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling costs, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, water injection facilities, plant and equipment (pumps, transformer sub-stations etc.), gas utilization and other field facilities. We have invested approximately $23.07 million in the development of the Karakuduk Field for the nine months ended September 30, 2004 compared to oil and gas capital expenditures of $15.36 million incurred for the nine months ended September 30, 2003. The increase of $7.71 million is due to additional capital activities during 2004 including the ongoing drilling program, a pressure maintenance program and construction of water injection facilities. We anticipate full year 2004 capital expenditures of approximately $31 million.

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil and external financing as necessary. We have agreed with Kazkommertsbank to defer the remaining $5 million of principal payments due in 2004 on the non-revolving KKM Credit Facility until 2005 (See Note 7 to the interim financial statements presented in Item 1).

During the third quarter of 2004 the Company continued with the development of the Karakuduk Field. As of September 30, 2004 the producing well stock has risen to 55 compared to 51 at the end of the second quarter. Of this total, one well was ready for completion, and five were temporarily shut in due to operational and work-over requirements.

Production during the third quarter totaled 99,714 tons or approximately 762,000 barrels, which is equivalent to 8,290 bopd (barrels of oil per day). This represents an increase in production performance during 2004, from an average of 7,760 bopd for the first quarter and 7,956 bopd for the second quarter.

Drilling activity at Karakuduk continued throughout the third quarter with KKM drilling 13,362m (4.5 wells) compared with 14,747m (4.9 wells) in the second quarter. Field infrastructure development continued on gathering lines, access roads, facilities upgrades and improvements to the field camp.

During October, production at Karakuduk increased slightly to 8,630 bopd. The Company optimized the performance of the sucker rod pumps at the field and increased the producing well stock to 57. Of this total, 47 were online as of November 1st and production had reached 9,000 bopd. There are now two workover rigs at the field, KKM having mobilized a 100 ton workover rig. This rig will be used to complete at least four capital recompletions at the field to further boost production. It will also prepare the wells for the upcoming hydraulic fracturing program that is due to start mid November.

Under the current development plan, drilling and infrastructure development will continue throughout the remainder of the year. It is now expected that 18 wells in total will be drilled at the field in 2004, two more than originally planned. Construction of a gas pipeline from the field to the heating station, located at the midway point kilometer 15 of the field export pipeline, has commenced. When completed in December, this line will significantly reduce KKM's operating costs as the current diesel-fired oil heaters will be converted to run on produced gas.

We expect that KKM's production will reach a level of 9,500 bopd by the end of 2004.

Our short and long-term liquidity is also impacted by local oil sales obligations imposed on oil and gas producers within Kazakhstan to supply local energy needs (the domestic market does not permit world market prices to be obtained, resulting in approximately $8 to $12 lower cash flow per barrel) and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The government of the Republic of Kazakhstan has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain a quota that will enable us to sell all or a significant portion of our crude oil production to the export market. We continue to seek an amicable resolution with the government of our attempts to reduce our local market obligations. In addition, we entered into an agency agreement with Nelson to assist in reducing our Kazakhstan domestic market obligation (See Note 10 to the interim financial statements presented in Item 1).

No assurances can be provided, however, that we will be able to export a higher portion of our production and that we will be able to obtain additional financing and cash flow from operations to meet working capital requirements in the future.

Capital Commitments and Other Contingencies
-------------------------------------------

As of September 30, 2004, the Company has a drilling contract with KMGD for one development drilling rig currently operating in the Karakuduk Field. The rig is contracted through December 31, 2004. The minimum payments under the drilling contract with KMGD for 2004 are $3.7 million. A tender was held for drilling services for 2005. The successful bidder, a new contractor, has been notified and the Company is proceeding with contract negotiations. The Company's other drilling and operations related contracts can either be cancelled within 30 days or terminated as required.

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

All regulations are subject to future changes by legislative and administrative action and by judicial decisions. Such changes could adversely affect the petroleum industry in general and us in particular. It is impossible to predict the effect that any current or future proposals or changes in existing laws or regulations may have on our operations.

2.       Results of Operations

Results of Operations for the Three Months Ended September 30, 2004 Compared to
--------------------------------------------------------------------------------
the Three Months Ended September 30, 2003
-----------------------------------------


Our operations for the three months ended September 30, 2004 resulted in a net income of $3.56 million compared to a net income of $2.07 million for the three months ended September 30, 2003. The $1.49 million increase in our net income is primarily a result of higher crude prices. Lower sales volumes meant that revenues were slightly lower, but this was more than offset by lower volume related transportation costs and depletion charge.

Revenues. Revenues were $22.08 million for the third quarter of 2004 compared with $23.31 million for the third quarter of 2003. The $1.23 million decrease is the result of lower volumes sold partially offset by higher crude prices achieved during the third quarter of 2004 as compared to the same period of 2003. During the third quarter of 2004, we sold approximately 674,000 barrels of crude oil, recognizing $22.08 million in revenue, or $32.74 per barrel after quality differential losses. Comparably, we sold approximately 1,098,000 barrels of crude oil, recognizing $23.31 million in revenue, or $21.23 per barrel, for the third quarter 2003. The result is a positive price variance of $7.76 million offset by an unfavorable volume variance of $8.99 million. The volumes sold during the third quarter of 2003 included approximately 200,000 barrels of crude as a result of delayed delivery pertaining to the second quarter of 2003.

Transportation and Operating Expenses. Transportation costs for the third quarter of 2004 were $3.44 million, or $5.10 per barrel, and operating costs associated with sales were $1.76 million, or $2.61 per barrel. Comparatively, transportation costs for the third quarter of 2003 were $4.62 million, or $4.21 per barrel, and operating costs associated with sales were $1.67 million, or $1.52 per barrel. The increase in transportation cost per barrel during the third quarter of 2004 is the result of higher tariffs imposed on the Company and a greater proportion of total volumes sold being to the export market during 2004. The increase in operating cost is mainly due to increased work-over maintenance activities during the three months ended September 30, 2004.

Depreciation and Depletion. Depreciation and depletion expense was $4.28 million for the third quarter of 2004 compared with $7.14 million for the third quarter of 2003. The $2.86 million decrease is the result of lower oil volumes sold and lower effective depletion rates during the third quarter of 2004. During the third quarter of 2004, the Company recognized a total depletion expense of $4.13 million or $6.12 per barrel, compared to $6.95 million or $6.33 per barrel for the third quarter of 2003. The decrease in the effective depletion rate of $0.21 per barrel is due to additions to the Company's estimated proved oil and gas reserves partially offset by increases in expected capital expenditures for the development of the field for future years.

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

Estimates may be revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Our estimates of reserves are expected to change as additional information becomes available. A material change in the estimated volumes of reserves could have an impact on the depletion rate calculation and the financial statements.

Interest Expense. Interest expense increased from $1.1 million for the third quarter of 2003 to $1.26 million for the third quarter of 2004, due to higher financing costs as a result of the re-borrowing in March 2004 of the $2 million prepayment of the Note (See Note 7 to the interim financial statements presented in Item 1), additional temporary borrowings for operational purposes and lower capitalized interest. Interest expense for the quarter ended September 30, 2004 includes a loan discount of $128,000 and is net of capitalized interest of $60,000. Comparably, interest expense for the quarter ended September 30, 2003 includes a loan discount of $59,000 and is net of capitalized interest of $151,000.

General and Administrative Expense. General and administrative costs decreased from $1.97 million for the three months ended September 30, 2003 to $1.45 million for the three months ended September 30, 2004. The decrease of $0.52 million is the result of reductions in expatriate staff numbers, no office leasing expenses and lower salaries and wages.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to
--------------------------------------------------------------------------------
the Nine Months Ended September 30, 2003
----------------------------------------

Our operations for the nine months ended September 30, 2004 resulted in a net income of $5.49 million compared to a net income of $1.01 million for the nine months ended September 30, 2003. The $4.48 million increase primarily relates to
(i) higher sales revenue as a result of higher volumes sold and higher prices achieved, and (ii) improved operational results from the Karakuduk Field, partially offset by (i) recognition in 2003 of a $1.02 million gain as a result of the adoption of FASB 143, (ii) higher costs associated with increased debt obligations, (iii) higher operational costs associated with increased sales, and
(iv) higher income tax provision.

Revenue. Revenues were $55.16 million for the nine months ended September 30, 2004 compared with $39.59 million for the nine months ended September 30, 2003. The $15.57 million increase is the result of higher oil volumes sold and higher prices achieved during the nine months ended September 30, 2004. During this period, we sold approximately 2,029,000 barrels of crude oil, recognizing revenue of $55.16 million, or $27.19 per barrel after quality differential losses. Comparably, we sold approximately 1,917,000 barrels of crude oil, recognizing $39.59 million in revenue, or $20.65 per barrel, for the nine months ended September 30, 2003. The result is a positive price variance of $13.26 million in addition to a favorable volume variance of $2.31 million.

Transportation and Operating Expenses. Transportation costs for the nine months ended September 30, 2004 were $9.69 million or $4.78 per barrel, and operating costs associated with sales were $5.66 million, or $2.79 per barrel. Comparatively, transportation costs for the nine months ended September 30, 2003 were $7.92 million or $4.13 per barrel, and operating costs associated with sales were $4.2 million, or $2.19 per barrel. The increase in transportation cost per barrel during 2004 is the result of higher tariffs imposed on the Company, greater volumes sold to the export market during 2004, and a 160,000 barrel sale to the local market in 2003 that carried no transportation cost. The increase in operating cost per barrel is mainly due to higher work-over maintenance costs during the nine months ended September 30, 2004.

Depreciation and Depletion. Depreciation and depletion expense was $12.81 million for the nine months ended September 30, 2004 compared with $12.90 million for the nine months ended September 30, 2003. The $85,000 decrease is the result of a lower effective depletion rate partially offset by slightly higher oil volumes sold during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the Company recognized a total depletion expense of $12.35 million or $6.09 per barrel, compared to $12.33 million or $6.43 per barrel for the nine months ended September 30, 2003. The decrease in the effective depletion rate of $0.34 per barrel is due to additions to the Company's estimated proved reserves, partially offset by increased expected capital expenditures for the development of the field for future years.

Interest Expense. Interest expense increased from $3.36 million for the nine months ended September 30, 2003 to $3.76 million for the nine months ended September 30, 2004. The $0.40 million increase is due to financing costs of higher borrowings. In addition, interest expense for the period ended September 30, 2004 reflects a loan discount of $355,000 and is net of capitalized interest of $324,000. Comparably, interest expense for the nine months ending September 30, 2003, reflected a loan discount of $178,000 and is net of capitalized interest of $371,000.

General and Administrative Expense. General and administrative costs increased slightly from $5.13 million for the nine months ended September 30, 2003 to $5.20 million for the nine months ended September 30, 2004. The $70,000 increase is mainly due to accrued severance payable to former executives of the Company, offset by reduced costs as a result of economies in consultancy services and salaries and wages.

Cumulative Effect of Change in Accounting Principle. As a result of the adoption of FASB 143, the Company recognized a gain of $1.02 million as the cumulative effect of change in accounting principle for the nine months ended September 30, 2003. There is no change in accounting principle effecting the nine month period ended September 30, 2004.

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

4.       Inflation and Exchange Rates

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars, but KKM's statutory tax basis in its assets, tax loss carry-forwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of September 30, 2004, the exchange rate was 134.56 Tenge per U.S. dollar compared to 144.22 as of December 31, 2003.

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

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates prevailing as of the balance sheet date (134.56 and 144.22 Tenge per U.S. dollar as of September 30, 2004 and December 31, 2003, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period. See Item 2 section 4 for discussion on inflation and exchange rate risks.

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

In addition, under the terms of our Agreement with the government of the Republic of Kazakhstan, the Company has the right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. Local market oil prices are significantly lower than prices obtainable on the export market. For the nine months ended September 30, 2004, the Company sold 183,000 barrels of crude oil, or 9% of its total oil sales, to the local market, compared to 253,000 barrels, or 13%, during the nine months ended September 30, 2003. Local market prices obtained by the Company are approximately $8 to $12 per barrel below export market prices, net of transportation costs. We have attempted, in accordance with our Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field, through discussions with the government of the Republic of Kazakhstan. We plan to continue to work with the government to increase our export quota and minimize or eliminate future local sales requirements. In addition, we entered into an agency agreement with Nelson to assist in reducing our local market obligation (See Note 10 to the interim financial statements presented in Item 1). However, no assurances can be provided that we will be able to export a higher portion of our production and that our cash flow from operations will be sufficient to meet working capital requirements in the future, which may require us to seek additional debt or equity financing in order to continue to develop the Karakuduk Field.


Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company carried out an evaluation as of September 30, 2004, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Changes in Internal Controls over Financial Reporting

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

(b) The following nominees were elected to serve one year terms on the Company's Board of Directors and Ernst and Young was ratified as the Company's independent auditor by the following votes:

                                            Shares                  Shares
                                            ------                  ------
                                            Voted       % of        Voted      % of       Shares       % of
                                            -----       ----        -----      ----       ------       ----
                                             For         OS         Against     OS       Withheld        OS
                                             ---         --         -------     --       --------        --
ELECT:
R. FREDERICK HODDER                      32,498,365     85.05%          -      0.00%       14,635      0.04%
NICHOLAS P. GREENE                       32,501,882     85.06%          -      0.00%       11,118      0.03%
PETER G. DILLING                         32,496,928     85.05%          -      0.00%       16,072      0.04%
ALAN D. BERLIN                           32,498,350     85.05%          -      0.00%       14,650      0.04%
SIMON K. GILL                            32,498,390     85.05%          -      0.00%       14,610      0.04%


RATIFY:
------
ERNST AND YOUNG AS
INDEPENDENT AUDITORS                     32,510,617     85.09%        726      0.00%        1,657      0.00%




Item 6 - Exhibits



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

                                       22

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 12, 2004



                                            Chaparral Resources, Inc.


                                            By:  /s/  Simon Gill
                                               -------------------------------
                                                      Simon Gill
                                                      Chief Executive Officer



                                            By:  /s/  Nigel Penney
                                               --------------------------------
                                                      Nigel Penney
                                                      VP Finance and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)