Form 10-K
period 2004-12-31
CHAPARRAL RESOURCES INC
filed 2005-03-31
CIK 19252

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004.


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

         YES  |_|          NO  |X|

     As of June 30, 2004, the aggregate market value of registrant's voting common stock, par value $.0001 per share, held by non-affiliates was $17,001,179.

     As of March 25, 2005, registrant had 38,209,502 shares of its common stock, par value $.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I
         Item 1.  Business ...................................................1

         Item 2.  Properties .................................................5

         Item 3.  Legal Proceedings ..........................................8

         Item 4.  Submission of Matters to a Vote of Security Holders ........8

PART II
         Item 5.  Market for Registrant's Common Equity and Related
                    Stockholder Matters ......................................9

         Item 6.  Selected Financial Data ...................................10

         Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .....................11

         Item 7A. Quantitative and Qualitative Disclosure about
                    Market Risk .............................................20

         Item 8.  Financial Statements and Supplementary Data ...............21

         Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure .....................21

         Item 9A. Controls and Procedures ...................................21

PART III
         Item 10. Directors and Executive Officers of the Registrant ........22

         Item 11. Executive Compensation ....................................24

         Item 12. Security Ownership of Certain Beneficial Owners
                    and Management ..........................................28

         Item 13. Certain Relationships and Related Transactions ............29

         Item 14. Principal Accounting Fees and Services ....................30

PART IV
         Item 15. Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K .....................................31

                                     PART I

ITEM 1.       BUSINESS

Our Business
------------

     Chaparral Resources, Inc. is an independent oil and gas development and production company. Our strategy is to maximize stockholder returns from existing assets. Through intermediate holding companies, Central Asian Petroleum (Guernsey), Ltd., a Guernsey company ("CAP-G"), Korporatsiya Mangistau Terra International Limited ("MTI"), a Kazakhstan company, and Central Asian Petroleum, Inc., a Delaware company ("CAP-D"), we own a 60% interest in Closed Type JSC Karakudukmunay ("KKM"), a Kazakh joint stock company that holds a governmental license to develop the Karakuduk Oil Field. All references to "Chaparral," "we," "us," and "our" refer to Chaparral Resources, Inc., and Chaparral's greater than 50% owned subsidiaries, unless indicated otherwise.

     Since 1995, the business of Chaparral has been the development of the Karakuduk Field, a 16,900-acre oil field in the Republic of Kazakhstan. The U.S. based oil and gas assets of Chaparral were divested during 1996 and 1997 to help fund the development of the Karakuduk Field. The Government of the former Soviet Union discovered the Karakuduk Field in 1972 and drilled 22 exploratory and development wells, none of which produced commercially. KKM began to aggressively develop the Karakuduk Field in early 2000, re-establishing oil production from a majority of the existing wells and drilling a total of 23 new wells through to September 2001. In February 2003, KKM commenced a new drilling campaign to further develop and commercially produce the oil reserves in the Karakuduk Field. By the end of 2004 the well stock had risen to 57 producing wells and 6 water injection wells, plus 3 wells awaiting completion at year end.

     In December 2004 KazMunayGaz JSC ("KMG"), the state owned national petroleum and transportation company of the Republic of Kazakhstan, which owned a 40% interest in KKM, sold its entire interest in KKM to Nelson Resources Limited ("Nelson"). Since May 2004, Nelson has owned approximately 60% of the outstanding common stock of Chaparral.

     Currently, the Karakuduk Field is our only oil field. We have no other significant subsidiaries besides CAP-G, MTI, and CAP-D.

     During 2002, Chaparral obtained a controlling interest in KKM. Consequently, Chaparral's financial statements have been consolidated with KKM on a retroactive basis from January 1, 2002. Chaparral previously accounted for its 50% investment in KKM using the equity method of accounting.

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

Crude Oil Sales
---------------

     We derive substantially all of our revenue through the production and sale of crude oil from the Karakuduk Field. We are continuing to develop the Karakuduk Field from which we began generating revenue from the sale of crude oil during 2000. KKM recognized $78.45 million in revenue in 2004 from the sale of approximately 2.76 million barrels of crude oil, net of royalty. In 2003, KKM recorded $57.61 million in revenue based upon sales of approximately 2.69 million barrels of crude oil, net of royalty.

     KKM sells the majority of its crude oil on the "far" abroad export market. Sales at world market prices were responsible for approximately 96% of KKM's oil sales revenue in 2004. Currently, KKM has a month to month crude oil sales agreement in place with Vitol Central Asia S.A. ("Vitol") for the sale of KKM's oil production quota for the export market. KKM is responsible for obtaining export quotas and all other permissions from Kazakhstan, Russia, or other relevant jurisdictions necessary to transport and deliver KKM's oil production to the off-taker, which is currently FOB Odessa on the Black Sea. The off-taker is responsible for nominating and coordinating oil tankers, if necessary, and arranging for the lifting of the crude oil purchased.

     In 2004, all of KKM's crude oil export sales were to Vitol.

     Transportation routes for our crude oil exports, and hence off-take points, are constrained by the Ministry of Energy's quota allocations. The majority of our crude oil is transported via the Kaztransoil and Transneft pipeline systems to the port of Odessa in Ukraine. The other export point is the port of Primosk on the Baltic Sea. Sales prices at the port locations are based on the average quoted Urals crude oil price from Platt's Crude Oil Marketwire for the three days following the bill of lading date. The actual price is net of deductions that include freight charges and, if applicable, the cost associated with the "detention time" of the tankers transiting the Turkish Straits in and out of the Black Sea. Throughout 2004, all export sales have been made to Vitol, who have a major share of oil exports from Odessa which has enabled them to become the most competitive off-taker, capable of combining export parcels from different crude oil suppliers to make cost efficient cargoes of up to 80,000 tons in one lifting. Under the contract terms with Vitol, payment is made within 30 days of receipt of the bill of lading and KKM's sales invoice, unless otherwise agreed by both parties.

     Under the terms of the KKM's Agreement with the Ministry of Energy and Natural Resources for Exploration, Development and Production of Oil in the Karakuduk Oil Field (the "Agreement"), we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. The domestic market does not permit world market prices to be obtained, resulting in, on average, approximately $15 to $16 lower cash flow per barrel in 2004. Furthermore, the Government of Kazakhstan has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production on the export market. The Company has determined that it is no longer in the best interests of the Company to pursue arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan, instead we intend to seek an amicable resolution of this matter. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     We make no assurance that we will be able to sell oil that we produce nor about the price at which such sales will be made. Our estimated future net revenue from oil sales is dependent on the price of oil, as well as the quantity of oil produced. The volatility of the energy market makes it difficult to estimate future prices of oil. Various factors beyond our control affect these prices. These factors include:

     o    domestic and worldwide supplies of oil;
     o the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree to and maintain oil price and production controls;
     o    political instability or armed conflict in oil-producing regions;
     o    the price of foreign imports;
     o    the level of consumer demand;
     o    the price and availability of alternative fuels;
     o    the availability of pipeline capacity and;
     o    changes in existing federal regulation and price controls.

     It is likely that oil prices will continue to fluctuate as they have in the past. Current oil prices may not be representative of oil prices in either the near- or long-term. We do not expect oil prices to maintain current price levels and do not base our capital spending decisions on current market prices.

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

     There are many additional risks associated with drilling for and producing oil and gas. These risks include blowouts, cratering, fires, equipment failure and accidents. Any of these events could result in personal injury, loss of life and environmental and/or property damage. If such an event does occur, we may be held liable and we are not fully insured against all of these risks. In fact, many of these risks cannot be insured against. The occurrence of such events that are not fully covered by insurance may require us to pay damages, which would reduce our profits. As of March 1, 2005, we have not experienced any material losses due to these events.

Risks of Foreign Operations
---------------------------

     Our ability to develop the Karakuduk Field is dependent on fundamental contracts with governmental agencies in Kazakhstan, including the Agreement and KKM's petroleum license with the Government allowing KKM to operate and develop the Karakuduk Field. Kazakhstan is a relatively new country and, as is inherent in such developing markets, there is some uncertainty as to the interpretation and application of Kazakh law and the stability of the region.

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

Environmental Regulations
-------------------------

     We must comply with laws of the Republic of Kazakhstan and international requirements that regulate the discharge of materials into the environment. Furthermore, the KKM Credit Facility requires that we comply with the World Bank's environment, health, and safety guidelines for onshore oil and gas development. Environmental protection and pollution control could, in the future, become so restrictive as to make production unprofitable. Furthermore, we may be exposed to claims and lawsuits involving such environmental matters as soil and water contamination and air pollution. We are currently in compliance with all local and international environmental requirements and are closely monitored by the environmental authorities of the Republic of Kazakhstan. During 2004, KKM completed the construction of a waste "polygon" as required by the State Environmental Authorities. This is an area where KKM can safely dispose of waste drilling fluids and cuttings and other harmful or toxic waste. KKM also commenced construction of a 15 km gas pipeline from the central processing facility at the field to the oil pipeline booster pumping station halfway between the field and the transfer pumping facility. This pipeline represents part of KKM's gas utilization project. The gas will be used to fuel the oil heaters at the booster station, which presently, use diesel. Total expenditure on these projects during the year was approximately $1 million. In January 2004, KKM, as part of its obligations under the Agreement, commenced payments into an escrow account controlled by KKM and the Government of the Republic of Kazakhstan. The purpose of the payments is to provide a cash fund to use for future site restoration costs at the Field when operations cease. Monthly payments of $14,000 will be made until the fund reaches $3 million. In January 2004, an extra amount of $168,000 was paid for amounts due in 2003.

Competition
-----------

     We compete in all areas of the development and production segment of the oil and gas industry with a number of other companies. These companies include large multinational oil and gas companies and other independent operators, many of which possess greater financial resources and more experience than Chaparral. We do not hold a significant competitive position in the oil industry given that we compete both with major oil and gas companies and with independent producers for, among other things, rights to develop oil and gas properties, access to limited pipeline capacity, procurement of available materials and resources, and hiring qualified local and international personnel.

Employees
---------

     As of March 1, 2005, Chaparral had 2 full-time employees. KKM had 219 employees and retains independent consultants on an as needed basis. We believe that our relationship with our employees and consultants is good.

Sale by KMG of Minority Interest in KKM to Nelson
-------------------------------------------------

     In November 2004 the Company entered into an agreement with its majority stockholder, Nelson, which provided that in the event Chaparral, through CAP-G and/or MTI, received notice from KMG that KMG desired to sell its 40% equity interest in KKM, then the Company would, if requested by Nelson, exercise its right of first refusal under the Agreement to purchase such interest at the price and on the terms specified in such notice. In December 2004, pursuant to this agreement, the Company, through CAP-G, exercised its right of first refusal to purchase from KMG the remaining 40% equity interest in KKM. The Company entered into definitive sale and purchase agreements with both KMG and Nelson, which provided that upon completion of the acquisition by CAP-G, ownership of the newly acquired 40% interest in KKM would be transferred to Nelson. The transfer of the 40% interest from KMG to CAP-G occurred in December 2004, and the transfer from CAP-G to Nelson was completed in January 2005. The purchase price of $34.6 million paid by CAP-G to KMG was determined on an open tender, and the funds for this were made available to CAP-G by Nelson. In addition, Nelson paid the Company a fee of $1.0 million, recorded as part of Other Income, as well as all documentation and transaction costs relating to the acquisition.

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

ITEM 2.       PROPERTIES

Properties
----------

     The Karakuduk Field is located in the Mangistau Region of the Republic of Kazakhstan. The license to develop the Karakuduk Field covers an area of approximately 16,900 acres and is effective for a 25-year period, which may be extended if the productive life of the field exceeds this term. In 1995, KKM entered into the Agreement with Kazakhstan's Ministry of Energy and Natural Resources to develop the Karakuduk Field.

     The Karakuduk Field is located approximately 227 miles northeast of the regional capital city of Aktau, on the Ust-Yurt Plateau. The closest settlement is the Say-Utes railway station approximately 51 miles southeast of the field. The ground elevation varies between 590 and 656 feet above sea level. The region has a dry, continental climate, with fewer than 10 inches of rainfall per year. Mean temperatures range from minus 25 degrees Fahrenheit in January to 100 degrees Fahrenheit in July. The operating environment is similar to that found in northern Arizona and New Mexico in the United States.

     The Karakuduk Field structure is an asymmetrical anticline located on the Aristan Uplift in the North Ust-Yurt Basin. Oil was discovered in the structure in 1972, when Kazakhstan was a republic of the former Soviet Union, from Jurassic age sediments between 8,500 and 10,000 feet. The former Soviet Union drilled 22 exploratory and development wells to delineate the Karakuduk Field, discovering the presence of recoverable oil reserves. The productive area of the Karakuduk Field is estimated to contain a minimum of 8 separate productive horizons present in the Jurassic formation. None of the original wells were ever placed on commercial production prior to KKM obtaining the rights to the Karakuduk Field.

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

     As of December 31 2004, KKM had 45 active productive wells in the Karakuduk Field out of a total well fund of 66 wells. Of these, 53 were drilled by KKM and 13 are re-completions of exploration and delineation wells drilled during the Soviet period. Current production is approximately 9,000 barrels of oil per day. The remaining wells include 12 that are temporarily shut in, three that are new drills requiring completion and six water injection wells. KKM implemented an aggressive drilling program during 2000, drilling a total of 12 development wells and re-completing four delineation wells, using a combination of two drilling rigs and a workover rig. KKM drilled an additional exploration well and performed two re-completions prior to 2000. During 2001, KKM drilled an additional 10 development wells and re-completed seven delineation wells. In 2002, KKM did not have any drilling activity. During 2003, KKM drilled and completed 13 wells, 12 producers and one injector. Two water supply wells were also drilled and two redundant producing wells were converted to injectors as part of KKM's reservoir pressure maintenance program. The drilling program continued into 2004 during which a total of 16 wells were drilled, 12 as producers, three awaiting completion at year end and one water injector. In addition, a well being drilled over the end of 2003 was completed in 2004 as a water injector.

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

     In June 2002, KKM commissioned an 18-mile crude oil pipeline from the Karakuduk Field currently capable of transporting up to 13,000 barrels of oil per day to the transfer pumping station where KKM's crude oil is transferred to the State owned Kaztransoil pipeline system. During 2004, KKM completed installation of the booster pump station mid way along this pipeline which will allow throughput of up to 18,000 barrels of oil per day. KKM still transports oil from some wells by truck to the nearest field gathering station or to the central processing facility at the field. These are either new wells which have yet to be tied in to the field gathering system, or naturally flowing wells that do not have sufficient wellhead pressure to overcome the back pressure in the field flow line system.

     In 2003, KKM further expanded the central processing unit in order to improve its produced water processing capability in the field, to enable reservoir pressure maintenance through water injection. KKM continued to expand and upgrade all field production facilities in 2004. Additions to the field processing facilities, gathering stations and export infrastructure were made to enable increased production and higher fluid throughput anticipated from the ongoing drilling, well mechanisation plans and hydraulic fracturing.

     Having commissioned the field high line (providing electricity for the field from the 110kv main grid) KKM continued the installation of 6kv power lines to well sites during 2003. This project also included providing power to a third gathering unit (GU3) commissioned in July 2003, which is capable of handling the throughput of up to 24 wells.

     As of January 5, 2005, KKM had one drilling rig and three workover rigs operating in the Karakuduk Field. KKM will continue to use this drilling rig in 2005 for the planned 16 well development drilling program. The workover rigs include one 100 ton unit, one 60 ton unit and one 40 ton unit. The 100 ton rig will continue to work at the field during the first quarter of 2005. It will re-complete wells after hydraulic fracturing and then repair four other wells that are currently idle. The other two workover rigs will be retained throughout the year to perform standard well maintenance, completions of new wells, re-completions of existing wells and down-hole pump installations. In 2004, KKM continued to convert wells to artificial lift. Eleven wells were converted to sucker rod pumps, one electrical submersible pump (ESP) was installed, four wells were converted from ESPs to sucker rod pumps and one screw pump was replaced with a sucker rod pump.

     During 2004, the reserves of the Karakuduk Field were re-estimated as required by the State Reserves Committee of the Republic of Kazakhstan. Development of the field has shown that the original State reserves were underestimated by more than 20% and therefore KKM commissioned NIPINeftegas, a local research institute, to prepare a reserves estimate in accordance with Kazakh reporting standards. As a result of this, it is now estimated that more wells will be required to develop the field than previously expected, an increase from 110 to between 140 and 150 wells. Drilling is therefore likely to continue at Karakuduk for several more years.

     Full-scale water injection commenced at Karakuduk in April 2004. Although KKM initially experienced several commissioning problems with the injection pumps, the system is now fully operational. KKM is injecting into four wells at the field and will add a fifth and sixth well in the first quarter of 2005. Daily injection volume at the field is approximately 10,000 barrels of water per day.

     In late 2004, KKM performed a six-well hydraulic fracturing program to improve well productivity. Initial results from this "fraccing" program are encouraging.



     Reserves
     --------

     As of December 31, 2004, the Karakuduk Field has total estimated proved reserves of approximately 40.59 million barrels (compared with 25.62 million barrels for prior year), net of government royalty, of which our proportional interest is approximately 24.35 million barrels, based upon our 60% interest in KKM. The reserve disclosure is based on a reserve study of the Karakuduk Field conducted by McDaniel and Associates Consultants Limited ("McDaniel"), including data available subsequent to December 31, 2004, in which total estimated proved reseves were calculated in accordance with SEC Regulation SX Rule 4-10.

     KKM was obliged to submit a new reserves estimate to the State Reserves
Committee of the Republic of Kazakhstan in 2004. NIPINeftegas, a research institute based in Aktau, Kazakhstan, prepared a report that was received by KKM in December. This reserves report determines the ultimate recoverable reserves of the field (i.e. those thought by the institute to be obtainable from the field regardless of any economic or licence timing constraints). The in-place reserves attributed to the Karakuduk Field in this report are almost exactly the same as those of KKM's own internal reserves report prepared by McDaniel.

     Net Quantities of Oil and Gas Produced
     --------------------------------------

     The following table summarizes sales volumes, sales prices and production cost information for our oil and gas production for each of the three years ended December 31, 2004:

                                                     Year Ended December 31,
                                               ------------------------------------
                                                 2002          2003          2004
                                                 ----          ----          ----
         Net sales volumes
              Oil (bbls)                       2,467,000     2,694,000     2,758,000
              Gas (mcf)                             --            --            --
         Average sales price
              Oil ($ per bbl)                      18.29         21.39         28.44
              Gas ($ per mcf)                       --            --            --
         Average production cost ($ per bbl)        3.11          2.20          3.02

     The average sales revenue, net of transportation costs, was approximately
$23.35 and $17.13 per barrel for the years ended December 31, 2004 and 2003, respectively. For the same periods, the average transportation costs per barrel were approximately $5.09 and $4.26, respectively.

     Under the Agreement with the Government of the Republic of Kazakhstan we are entitled to receive 65% of KKM's cash flow from oil sales, net of royalty, on a quarterly basis until our loan to KKM has been fully repaid. The remaining
35% of net cash flows is used by KKM to meet capital and operating expenditures.
We may waive temporarily receipt of quarterly loan repayments, in whole or in part, to provide KKM with additional working capital.

     Productive Wells and Acreage
     ----------------------------

     As of December 31, 2004, we had an interest in 57 gross producing oil wells and no gas wells. KKM produces oil from the J1, J2, J4, J6, J7 and J8 reservoirs. In some wells, production is commingled from the J1 and J2 reservoirs (14 wells) and the J8 and J9 reservoirs (three wells). Production is from 13,800 gross acres with the developed acreage being 5,700 acres.

     Undeveloped Acreage
     -------------------

     As of December 31, 2004, 8,100 acres in the Karakuduk Field production area are undeveloped.

                                       7

     Drilling Activity
     -----------------

     During the three years ended December 31, 2004, our net interests in exploratory and development wells drilled were as follows:

                       Exploratory Wells, Net          Development Wells, Net
     Year Ended
    December 31,        Productive     Dry              Productive     Dry
    ------------        ----------     ---              ----------     ---
        2002                --         --                  --          --
        2003                --         --                  7.8         --
        2004                --         --                 10.2         --

     All wells are located in the Republic of Kazakhstan.

     Present Activities
     ------------------

     As of January 5, 2005, KKM had reached target depth in well 126 and was preparing to run casing on this well. The hydraulic fracturing program carried out in December 2004 was completed on January 3, 2005 and the first well to be placed on-line after clean out of fraccing fluid and proppant was well 196, which is producing at a rate of approximately 500 barrels of oil per day, up from 65 barrels of oil per day. As of March 3, 2005, KKM was drilling well 149 (at a depth of 1,148m) and the field was producing at a rate of approximately 9,000 bopd from 49 active producing wells. The results of the hydraulic fracturing program are encouraging with wells showing a two to three fold increase in production following the program.

ITEM 3.       LEGAL PROCEEDINGS

     In December 2002, KKM received a claim from the Ministry of State Revenues of the Republic of Kazakhstan for $9.1 million (the "Tax Claim") relating to taxes and penalties covering the three years from 1999 to 2001. KKM appealed the claim through the courts in Kazakhstan, which eventually ruled in favor of KKM with the exception of $255,000 which was upheld. As a result, during 2003 KKM reversed $899,000 for income taxes accrued during 2002 for the Tax Claim net of the $255,000 which was settled in January 2004.

     The Ministry of State Revenues of the Republic of Kazakhstan had been considering penalties with respect to the Tax Claim in the amount of $970,000. In March 2004 a court hearing was conducted which resulted in a reduction of these penalties to $53,000. This amount was paid in full during 2004.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 2, 2004, Chaparral held its Annual Meeting of Stockholders. Our stockholders elected the following five persons as directors, each to serve until the next Annual Meeting of Stockholders or until his successor is elected or appointed: R. Frederick Hodder, Nicholas P. Greene, Peter G. Dilling, Alan D. Berlin, and Simon K. Gill. Chaparral's stockholders also voted to ratify selection by the board of directors of Ernst & Young as Chaparral's independent auditors for the fiscal year ended December 31, 2004.

     The number of shares voted and withheld with respect to each director was as follows:

          Election of Directors         For                   Withheld
          ---------------------         ---                   --------

          R. Frederick Hodder           32,498,365            14,635
          Nicholas P. Greene            32,501,882            11,118
          Peter G. Dilling              32,496,928            16,072
          Alan D. Berlin                32,498,350            14,650
          Simon K. Gill                 32,498,390            14,610

     The number of shares voted with respect to the approval of Ernst & Young as Chaparral's independent auditors was as follows:

          For                           Against               Abstained
          ---                           -------               ---------

          32,510,617                    726                   1,657



                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "CHAR". As of March 14, 2005, we have 1,326 stockholders of record of our common stock. No dividend has been paid on our common stock, and there are no plans to pay dividends in the foreseeable future.

     The following table shows the range of high and low bid prices for each quarter during our last two calendar years ended December 31, 2004 and 2003, as reported by the National Association of Securities Dealers, Inc:

                                                       Price Range
                                                       -----------
                  Fiscal Quarter Ended              High          Low
                  --------------------              ----          ---
                  March 31, 2003                    1.05         0.60
                  June 30, 2003                     1.50         0.88
                  September 30, 2003                2.20         1.00
                  December 31, 2003                 1.45         1.00
                  March 31, 2004                    2.00         1.00
                  June 30, 2004                     1.43         1.08
                  September 30, 2004                1.40         1.05
                  December 31, 2004                 1.75         1.21

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

1998 Incentive and Non-statutory Stock Option Plan

     On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire Chaparral's common stock may be granted to officers, directors, employees, or consultants of Chaparral and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or non-statutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. Chaparral has not granted any options under the 1998 Plan as of December 31, 2004.



2001 Stock Incentive Plan

     In June 2001, Chaparral's stockholders approved the 2001 Stock Incentive
Plan, which sets aside a total of 2.14 million shares of Chaparral's common stock for issuance to Chaparral's officers, directors, employees, and consultants. Chaparral has not made any grants under the 2001 Stock Incentive
Plan as of December 31, 2004.

     We did not sell any securities since October 1, 2001, which were not registered under the Securities Act of 1933, as amended.

ITEM 6.       SELECTED FINANCIAL DATA

                                           As of or for the Year Ended December 31,
                                           ----------------------------------------
                                                  $000 (except where stated)
                                 -----------------------------------------------------------
                                       2004        2003       2002(1)      2001        2000
                                 -----------------------------------------------------------

Oil and gas sales ...............     78,451      57,615      45,133        --          --
Total revenues ..................     78,451      57,615      45,133        --          --

Equity in income from
   investment ...................       --          --          --         4,616       2,827
Net income/(loss) ...............      8,522       2,061       4,117     (16,215)    (26,803)
Net income/(loss) per
   common share ($) .............       0.22        0.05        0.14       (1.16)      (6.01)

Working capital deficit .........    (23,474)    (12,487)     (2,366)    (39,357)       (601)

Total assets ....................    123,703      98,668      87,308      69,037      70,156

Long-term obligations and
   redeemable preferred stock ...     28,888      30,470      29,542       3,900      26,528

Stockholders' equity ............     54,692      46,170      44,109      25,361      41,926


           Other Data

Present value of proved reserves(2)  204,585     167,182     128,739      40,344      70,281

Minority interest present value
   of proved reserves ...........     81,834      66,873      51,496        --          --
Proved oil reserves (bbls) ......     40,594      25,616      21,855      14,961      16,523
Minority interest of proved
   oil reserves (bbls) ..........     16,238      10,246       8,742        --          --
Proved gas reserves (mcf) .......       --          --          --          --          --


     (1)  In 2002, Chaparral obtained a controlling interest in KKM.
          Consequently, our financial statements have been consolidated with KKM on a retroactive basis to January 1, 2002. Chaparral accounted for its 50% investment in KKM using the equity method of accounting, which is reflected in our selected financial data for periods prior to 2002.

     (2) Present value of proved reserves for the years prior to 2002 represent our 50% equity interest in KKM. Present value of proved reserves for the years 2002 and after are presented at 100%. Discount rate applied was 10%.

                                       10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       Liquidity and Capital Resources
----------------------------------------

General Liquidity Considerations
--------------------------------

Going Concern
-------------

     Our financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Chaparral has a working capital deficiency as of December 31, 2004. In addition, we have experienced limitations in obtaining 100% export quota for the sale of our hydrocarbons. Previously these conditions raised substantial doubt about our ability to continue as a going concern. However, due to recently completed refinancing of the Company's debt (see below) we now expect to be able to meet all expenditure and cash flow requirements through the next twelve months.

     Chaparral has been successful in 2004 in stabilizing the export sales/local market deliveries ratio which had significantly improved from 2002 to 2003. For the year ended December 31, 2004, Chaparral sold approximately 2,758,000 barrels of its current year production, of which approximately 2,544,000 barrels, or 92% (2003: 2,591,000 barrels, 96%), have been sold at world market prices and 214,000 barrels, or 8% (2003: 103,000 barrels, 4%), have been sold at domestic market prices.

     On March 24, 2005, KKM signed a $40 million Structured Crude Oil Pre-export Credit Facility Agreement with BNP Paribas (Suisse) SA and others (the "BNP Credit Facility"). Subject to meeting conditions precedent within 30 days of signing, funds from this facility will be available for use to cover any short-term working capital deficiencies and to pay down the existing loan with Kazkommertsbank. Amounts borrowed under the BNP Credit Facility are repayable in 36 equal monthly installments commencing between six and seven months after the signing date. The interest rate is LIBOR plus 3.25% for the first 12 months and LIBOR plus 4.00% thereafter. The lenders also require that KKM implement a crude oil price hedging program, in a form satisfactory to the lenders. In addition, on March 22, 2005, Chaparral and CAP-G signed a Promissory Note Amendment Agreement with Nelson (the "Amended Note"). This provides for a prepayment of $1 million of the $4 million due to be repaid to Nelson on May 10, 2005 under the existing $4 million loan note and the replacement of the existing loan note with a new loan note for $3 million on substantially similar terms, but with an increase in the interest rate from 12% to 14% from May 10, 2005 and an extension of the maturity date of one year to May 10, 2006. The debt refinancing, coupled with current production and price levels, will enable the Company to meet all current financial obligations and continue with field development.

Liquidity and Capital Resources
-------------------------------

     We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, water injection facilities, plant and equipment (pumps, transformer sub-stations etc.) and gas utilization. We have invested approximately $150 million in the development of the Karakuduk Field and have drilled or re-completed 60 productive wells by the end of 2004, including 15 wells in the year 2004. Total capital expenditures for 2004 were approximately $30 million compared to $28 million incurred in 2003. Capital expenditures are estimated to be at least $100 million from 2005 through 2009, including the drilling of approximately 70 more wells over this period. We anticipate 2005 capital expenditures of approximately $46 million.

     We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During 2004, KKM sold approximately 2.8 million barrels of crude oil for $78 million. As mentioned above, KKM has recently secured $40 million of new funding with which it intends to re-finance the loans provided by Kazkommertsbank. As of January 5, 2005, daily oil production was approximately 9,000 barrels per day from 45 of the 57 productive wells in the field.

     In 2005, KKM expects to increase production by drilling new wells, converting at least 15 more wells to artificial lift, converting three more wells to water injection wells, adding four new water injection wells to the injection fund and by continuing with hydraulic fracturing work in selected wells. A sedimentological study was undertaken in 2004 which will also help in identifying reservoir fairways that should result in more productive wells. Management expects production from the Karakuduk Field to increase to nearly 13,000 barrels of oil per day by year-end 2005.

     In addition, our short and long-term liquidity is impacted by local oil sales obligations imposed on oil and gas producers within Kazakhstan to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in, on average, approximately $15 to $16 lower cash flow per barrel in 2004. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production on the export market. The Company has determined that it is no longer in the best interests of the Company to pursue arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan, instead we intend to seek an amicable resolution of this matter. If the matter cannot be resolved in a satisfactory manner, we have, however, reserved our right to commence formal arbitration proceedings pursuant to our contractual arrangements with the Government.

     No assurances can be provided, however, that an amicable resolution will be reached, or that if arbitration is instituted, it will be successful or that if successful, Chaparral will be able to enforce the award in Kazakhstan, or that we will be able to export 100% or a significant portion of production or that we will be able to obtain additional cash flow from operations to meet working capital requirements in the future.

Obligations and Commitments
---------------------------

     The following table is a summary of Chaparral's future payments on obligations as of December 31, 2004:

                                                          Obligations by Period
                                                                   $000
                               -----------------------------------------------------------------------------
                                      1 Year       2-3 Years        4-5 Years    Later Years          Total
     Debt                             20,000          12,000                -              -         32,000
     Interest on debt                  3,060           1,489                -              -          4,549
     Drilling contract                 4,500               -                -              -          4,500


     In May 2002, Chaparral received a total equity and debt capital infusion of $45 million. Chaparral received a total investment of $12 million from Central
Asian Industrial Holdings, N.V. ("CAIH"), including $8 million in exchange for
22,925,701 shares, or 60%, of Chaparral's outstanding common stock, and $4 million in exchange for a three year note (the "Note") bearing interest at 12% per annum (of which $2 million was repaid during 2002 but re-borrowed in 2004).
These shares and the Note were sold to Nelson in May 2004. Additionally, Kazkommertsbank provided KKM with a credit facility totaling $33 million bearing interest at 14% per annum. As of December 31, 2004 the outstanding principal balance on the KKM Credit Facility was $28 million. The terms and conditions of the Note and the KKM Credit Facility are more fully described in Note 12 of our consolidated financial statements for the year ended December 31, 2004.

     The financing costs of the KKM Credit Facility and the Note represent significant future cash flow requirements. A substantial portion of our future cash flow from operations will be required for debt service and may not be available for other purposes. We expect up to $36.5 million of our future available net cash flows from the Karakuduk Field will be utilized to service these loans, depending upon excess cash flows available from operations, if any, to repay the loan prior to its stated maturity date. The availability of future cash flows is contingent upon many factors beyond our control, including successful development of the underlying oil reserves from the Karakuduk Field, production rates, production and development costs, oil prices, access to oil transportation routes, and political stability in the region. In addition under the KKM Credit Facility, our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, or acquisitions is also restricted, as well as our ability to acquire or dispose of significant assets or investments. These restrictions may make us more vulnerable and less able to react to adverse economic conditions.

     As mentioned above, the recently signed BNP Credit Facility will enable refinancing of the KKM Credit Facility.

     The failure of Chaparral to meet the terms of the KKM Credit Facility could result in an event of default and the loss of our shares in KKM, currently pledged as collateral under the KKM Credit Facility. We are currently in compliance with all the terms of the KKM Credit Facility, as renegotiated. We had made all principal and interest payments due under the KKM Credit Facility and the Note as of December 31, 2004. Payments of principal of $3 million and $2 million, together with interest of $836,000 and $51,000, on the KKM Credit
Facility were due and paid on January 31, 2005 and February 6, 2005 respectively.

                                       12

     On December 31, 2004, KKM's drilling contract with Kazmunaigasburunie
(KMGD), an affiliate of KMG, expired. In January 2005, KKM signed a new contract with Oil and Gas Drilling and Exploration of Kracow (OGEC). Drilling operations continue uninterrupted at Karakuduk since the rig that was contracted via KMGD is owned by OGEC. KKM will continue to use this rig, but at a substantially reduced day rate. KKM also has a call-out contract for a 100 ton mobile workover rig. This rig commenced operations at Karakuduk in late October 2004 and will continue to work at the field for the first quarter of 2005. Mud engineering and mud chemical services, oil well cement and cementing services, well logging, perforating and tool and equipment supply are supplied on a short term basis or under contracts which may be cancelled within 30 days of KKM giving notice.

Related Party Transactions
--------------------------

     KKM has a contract to transport 100% of its oil sales through the pipeline owned and operated by KTO, a wholly owned subsidiary of KMG, which was, until December 2004, the 40% minority shareholder in KKM. The rates for transportation are in accordance with those approved by the Government of the Republic of Kazakhstan. Currently, the use of the KTO pipeline system is the only viable method of exporting KKM's production. As KTO notifies KKM of the export sales allocated to KKM on a monthly basis, KTO controls both the volume and transportation cost of export sales.

     KKM makes a prepayment for crude transportation based upon the allocation of export sales received from KTO. This prepayment includes pipeline costs charged by the operators of the Russian and Ukrainian pipeline systems which are dependent upon the point of sale of KKM's exports. The following table summarizes KKM's payments to, and balances with, KTO:

                                                                      $000
                                                                 2004      2003

         KKM's payments to KTO during the year                  13,348    12,003
             of which transportation costs for the year         13,144    11,292

         Prepayment balance with KTO at December 31              1,162     1,296

         Charges for pipeline oil storage, sales commission,
          export sales customs fees and Volga pipeline water       204       267
            of which outstanding at December 31                      8        97

     As mentioned above, KKM had a drilling contract with KMGD, an affiliate of KMG, for one development drilling rig operating in the Karakuduk Field. The contract expired on December 31, 2004.

     As previously mentioned, on March 24, 2005, Chaparral and CAP-G signed a Promissory Note Amendment Agreement with Nelson (the "Amended Note"). This provides for a prepayment of $1 million of the $4 million due to be repaid to Nelson on May 10, 2005 under the existing $4 million loan note and the replacement of the existing loan note with a new loan note for $3 million on substantially similar terms, but with an increase in the interest rate from 12% to 14% from May 10, 2005 and an extension of the maturity date of one year to May 10, 2006.

     All other related party transactions are disclosed in the notes to our consolidated financial statements for December 31, 2004. The loans with Kazkommertsbank and Nelson are disclosed in Note 12 and the drilling contract with KMGD is described in Notes 18 and 19, prepaid transportation to KTO in Note 3 and an insurance policy with Kazkommerts Policy in Note 19.

Legal Proceedings
-----------------

     In December 2002, KKM received a claim from the Ministry of State Revenues of the Republic of Kazakhstan for $9.1 million (the "Tax Claim") relating to taxes and penalties covering the three years from 1999 to 2001. KKM appealed the claim through the courts in Kazakhstan, which eventually ruled in favor of KKM with the exception of $255,000 which was upheld. As a result, during 2003 KKM reversed $899,000 for income taxes accrued during 2002 for the Tax Claim net of the $255,000 which was settled January 2004.

     The Ministry of State Revenues of the Republic of Kazakhstan had been considering penalties with respect to the Tax Claim in the amount of $970,000. In March 2004 a court hearing was conducted which resulted in a reduction of these penalties to $53,000. This amount was paid in full during 2004.

Capital Commitments and Other Contingencies
-------------------------------------------

     Our operations may be subject to other regulations by the Government of the Republic of Kazakhstan or other regulatory bodies responsible for the area in which the Karakuduk Field is located. In addition to taxation, customs declarations and environmental controls, regulations may govern such things as drilling permits and production rates. Drilling permits could become difficult to obtain or prohibitively expensive. Production rates could be set so low that they would make production unprofitable. These regulations may substantially increase the costs of doing business and may prevent or delay the starting or continuation of any given development project.

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

Exchange Rates and Inflation
----------------------------

     We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. A devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of cash and cash equivalents in U.S. Dollars, but KKM's statutory tax basis for its assets, tax loss carryforwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. During 2004, however, the Tenge has appreciated against the U.S. Dollar by approximately 10%. There remains no guarantee that this appreciation is either sustainable or permanent in the foreseeable future. As of December 31, 2004, the exchange rate was 130.00 Tenge per U.S. Dollar compared to 144.22 as of December 31, 2003. It should be noted that 92% of our crude oil sales in 2004 were denominated in U.S. Dollars, while the majority of our capital expenditures, operating costs and general and administrative expenses are denominated in Tenge.

Critical Accounting Policies
----------------------------

     Application of generally accepted accounting principles requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. In addition, alternative methods can exist to meet various accounting principles. In such cases, the choice of accounting method can also have a significant impact on reported amounts.

     Our determination of proved oil and gas reserve quantities, the application of the full cost method of accounting for KKM's development and production activities, and the application of standards of accounting for derivative instruments and hedging activities require management to make numerous estimates and judgments.

     Oil and Gas Properties (Full Cost Method). Chaparral follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. Effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143 in 2003, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher DD&A rates compared to the successful efforts method of accounting for oil and gas properties.

     All capitalized costs of proved oil and gas properties, including the estimated future costs to develop proved reserves, are amortized using the unit-of-production method based on estimated proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized cost to be amortized.

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

     Cost Excluded. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties and major development projects. Chaparral excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed quarterly to determine if impairment has occurred. Any impairment is transferred to the costs to be amortized or a charge is made against earnings for those international operations where a reserve base has not yet been established. For operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results or relinquishment of drilling rights.

     Capitalized Interest. SFAS 34, Capitalization of Interest Costs, provides standards for the capitalization of interest costs as part of the historical cost of acquiring assets. Financial Accounting Standards Board ("FASB") Interpretation No. 33 ("FIN 33") provides guidance for the application of SFAS 34 to the full cost method of accounting for oil and gas properties. Under FIN 33, costs of investments in unproved properties and major development projects, on which depreciation, depletion and amortization ("DD&A") expense is not currently taken and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying the weighted-average interest rate on debt by the amount of costs excluded. Capitalized interest cannot exceed gross interest expense.

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

     Reserves. Estimates of our proved oil and gas reserves are prepared by McDaniel in accordance with guidelines established by the SEC. Those guidelines require that reserve estimates be prepared under existing economic and operating conditions with no provisions for increases in commodity prices, except by contractual arrangement. Estimation of oil and gas reserve quantities is inherently difficult and is subject to numerous uncertainties. Such uncertainties include the projection of future rates of production, export allocation, and the timing of development expenditures. The accuracy of the estimates depends on the quality of available geological and geophysical data and requires interpretation and judgment. Estimates may be revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Our estimates of reserves are expected to change as additional information becomes available. A material change in the estimated volumes of reserves could have an impact on the DD&A rate calculation and the financial statements.

     Derivative Financial Instruments and Hedging Activities. We account for our investment in derivative financial instruments in accordance with SFAS 133, Accounting for Derivative Financial Instruments and Hedging Activities, as amended. As a result, we recognize all derivative financial instruments in our financial statements at fair value, regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the related hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

     Accounting for Asset Retirement Obligations. SFAS 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As a result of the adoption of SFAS 143, Chaparral has increased its assets and liabilities by $516,000 as of January 1, 2003 to reflect the net present value of its retirement obligations. See Note 11 to our consolidated financial statements for the year ended December 31, 2004 for results of the adoption of SFAS 143.

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

Recent Accounting Pronouncements
--------------------------------

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. The adoption of SFAS No. 149 as of July 1, 2003 has had no effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for us as of July 1, 2003. The adoption of the applicable provisions of this statement as of the indicated dates has had no effect on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine which business enterprise (the "primary beneficiary") should consolidate the variable interest entity and when. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

     In December 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

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

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on Chaparral's financial statements. FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 does not impact on Chaparral's results of operations, financial position and cash flows.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Chaparral adopted SFAS 143 on January 1, 2003. See Note 11 to our consolidated financial statements for the year ended December 31, 2004 for results of the adoption of SFAS 143.

     In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of APB Opinion No. 43, Chapter 4. SFAS 151 clarifies the accounting treatment for various inventory costs and overhead allocations and is effective for inventory costs incurred after July 1, 2005. It is not expected to have a material impact on the Company's financial statements when adopted.

     In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 specifies the criteria required to record a non-monetary asset exchange using carryover basis and is effective for non-monetary asset exchanges occurring after July 1, 2005. It is not expected to have a material impact on the Company's financial statements when adopted.

     In December 2004, the FASB issued SFAS 123 (revised 2004) ("SFAS 123R"), Share Based Payments. SFAS 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value and is effective for public companies in the first interim period after June 15, 2005. It is not expected to have a material impact on the Company's financial statements.

2.       Results of Operations
------------------------------

Results of Operations for the Year Ended December 31, 2004 Compared to the Year
-------------------------------------------------------------------------------
Ended December 31, 2003
-----------------------

     Our operations for the year ended December 31, 2004 resulted in a net income of $8.52 million compared to a net income of $2.06 million for the year ended December 31, 2003. The $6.46 million increase in our net income is primarily due to (i) higher oil prices, (ii) increased sales and (iii) the receipt of pre-emption fee income, partially offset by (i) higher minority interest and taxes as a result of higher profits at KKM, (ii) higher transportation tariffs, (iii) higher workover costs, (iv) increased interest charges and (v) the beneficial effect in 2003 of a change in accounting principle.

     Revenue. Revenues were $78.45 million for the year ended December 31, 2004 compared with $57.61 million for the year ended December 31, 2003. The $20.84 million increase is the result of higher volumes sold and higher oil prices received during the year ended December 31, 2004. The increase in volumes sold during 2004 was the result of increased production and sales quotas obtained for the year. During 2004 we sold approximately 2,758,000 barrels of crude oil, recognizing $78.45 million, or $28.44 per barrel, in revenue. In comparison, we sold approximately 2,694,000 barrels of crude oil, recognizing $57.61 million in revenue, or $21.39 per barrel, for the year ended December 31, 2003.

     Transportation and Operating Expenses. Transportation costs for the year ended December 31, 2004 were $14.05 million, or $5.09 per barrel, and operating costs associated with sales were $8.32 million, or $3.02 per barrel. In comparison, transportation costs for the year ended December 31, 2003 were $11.47 million, or $4.26 per barrel, and operating costs associated with sales were $5.92 million, or $2.20 per barrel. The increase in transportation costs per barrel is mainly due to higher tariffs imposed on the Company and a 160,000 barrel sale to the local market in 2003 that carried no transportation cost. The increase in operating cost per barrel is mainly due to higher work-over costs.

     Depreciation and Depletion. Depreciation and depletion expense was $18.18 million for the year ended December 31, 2004 compared to $18.04 million for the year ended December 31, 2003. The $0.14 million increase is the result of higher sales volumes, offset by a slightly lower effective depletion rate. During the year 2004, Chaparral recognized a total depletion expense of $17.55 million or $6.36 per barrel, compared with $17.30 million or $6.42 per barrel in depletion expense for the year 2003. The decrease in the effective depletion rate of $0.06 per barrel is due to additions to the Company's estimated proved reserves, partially offset by increased estimated capital expenditures for the development of the field for future years.

     Interest Expense. Interest expense for the year ended December 31, 2004, increased by $1.02 million from $4.53 million in 2003 to $5.55 million in 2004. This increase is mainly due to $0.46 million of interest payable in 2004 by KKM on advanced sales receipts, $0.21 million increase in discount on the Note, higher interest on the Note of $0.18 million due to the re-borrowing of $2 million in March 2004, and a lower amount of capitalized interest of $0.45 million, offset by lower interest payable of $0.39 million on the KKM Credit Facility .

     General and Administrative Expense. General and administrative costs for the year ended December 31, 2004, increased by $0.63 million from $7.76 million for the year 2003 to $8.39 million for the year 2004. The increase is largely due to $0.78 million of severance payments to former executives of the Company, partially offset by reduced costs as a result of economies in consultancy services and salaries and wages.

     Other Income. Other income for the year ended December 31, 2004 includes $1 million received from Nelson as a fee for the Company exercising its pre-emption rights regarding the sale in December 2004 by KMG of its 40% share of KKM, which was then transferred to Nelson, who funded the purchase price. See Item 1 for a fuller description of the transaction.

     Income Taxes. Income tax expense for the year ended December 31, 2004, increased by $3.00 million from $4.12 million for the year 2003 to $7.12 million for the year 2004. The $3.00 million increase is due to KKM generating higher taxable income in the Republic of Kazakhstan. (Net income at the KKM level for the year ended December 31, 2004 was $18.66 million compared with $10.76 million for the year ended December 31, 2003). All income taxes provided for relate to our operations in Kazakhstan. Chaparral currently has no U.S. income tax liability due to Chaparral's estimated USA domestic tax loss carryforwards of $24.8 million as of December 31, 2004. These carryforwards will expire at various times between 2005 and 2022. See Note 14 to our consolidated financial statements for the year ended December 31, 2004.

     Cumulative Effect of Change in Accounting Princple. As a result of the adoption of SFAS 143, Chaparral recognized a gain of $1.02 million as a cumulative effect of change in accounting principle for the year ended December 31, 2003. In addition, Chaparral recognized $73,000 in accretion expense to account for changes in the ARO liability. There were no such items recorded in 2004. See Note 11 to our consolidated financial statements for the year ended December 31, 2004.


Results of Operations for the Year Ended December 31, 2003 Compared to the Year
-------------------------------------------------------------------------------
Ended December 31, 2002
-----------------------

     Our operations for the year ended December 31, 2003 resulted in a net income of $2.06 million compared to a net income of $4.12 million for the year ended December 31, 2002. The $2.06 million decrease in our net income is the result of (i) higher transportation, depletion, general and administrative, income tax, and minority interest costs for the year ended December 31, 2003,
(ii) a $5.34 million extraordinary gain recognized as a result of the restructuring of our indebtedness during 2002, offset by (i) higher revenues recognized during 2003, (ii) the recognition of a $1.02 million gain as a result of the adoption of SFAS 143 on January 1, 2003 and (iii) lower interest costs for 2003.

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

     Depreciation and Depletion. Depreciation and depletion expense was $18.04 million for the year ended December 31, 2003 compared to $12.80 million for the year ended December 31, 2002. The $5.24 million increase is the result of higher effective depletion rates and higher volumes of oil sold during the year ended December 31, 2003. During the year 2003, Chaparral recognized a total depletion expense of $17.30 million or $6.42 per barrel, compared with $12.08 million or $4.90 per barrel in depletion expense for the year 2002. The increase in the effective depletion rate of $1.52 per barrel is due to increased estimated capital expenditures for the development of the field for future years and reductions to Chaparral's proved reserves, based on December 31, 2002 reserve report.

     Interest Expense. Interest expense for the year ended December 31, 2003, decreased by $1.08 million from $5.61 million in 2002 to $4.53 million in 2003, as a result of lower financing costs and the restructuring of our indebtedness in 2002.

     General and Administrative Expense. General and administrative costs for the year ended December 31, 2003, increased by $0.95 million from $6.81 million for the year 2002 to $7.76 million for the year 2003. The $0.95 million increase is largely due to higher salaries accrued during 2003 and consultant payments, comprising of $0.67 million accrued for 2003 year end bonus and a $0.28 million production bonus paid in the year to employees and consultants of Chaparral for achieving the milestone of 1 million tons (approximately 8 million barrels) of cumulative production. In addition, salaries increased at the KKM level by $0.30 million due to increases in personnel and salary adjustments performed during 2003.

     Income Taxes. Income tax expense for the year ended December 31, 2003 increased by $1.43 million from $2.69 million for the year 2002 to $4.12 million for the year 2003. The $1.43 million increase is largely due to KKM generating higher taxable income in the Republic of Kazakhstan. (Net income at the KKM level for the year ended December 31, 2003 was $10.76 million compared with $4.88 million for the year ended December 31, 2002). All income taxes provided for relate to our operations in Kazakhstan. Chaparral currently has no U.S. income tax liability due to Chaparral's estimated USA domestic tax loss carryforwards of $24.7 million as of December 31, 2003. These carryforwards will expire at various times between 2004 and 2021. See Note 13 to our consolidated financial statements for the year ended December 31, 2003.

     Cumulative Effect of Change in Accounting Principle. As a result of the adoption of SFAS 143, Chaparral recognized a gain of $1.02 million as a cumulative effect of change in accounting principle for the year ended December 31, 2003. In addition, Chaparral recognized $73,000 in accretion expense to account for changes in the ARO liability. See Note 10 to our consolidated financial statements for the year ended December 31, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency
----------------

     Chaparral's functional currency is the U.S. Dollar. All transactions arising in currencies other than U.S. Dollars, including assets, liabilities, revenue, expenses, gains or losses are measured and recorded in U.S. Dollars using the exchange rate in effect on the date of the transaction.

     Cash and other monetary assets held and liabilities denominated in currencies other than U.S. Dollars are translated at exchange rates prevailing as of the balance sheet date (130.00 and 144.22 Kazakh Tenge per U.S. Dollar as of December 31, 2004 and 2003, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. Dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. Dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

     A devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. During 2004, however, the Tenge has appreciated against the U.S. Dollar by approximately 10%. There remains no guarantee that this appreciation is either sustainable or permanent in the foreseeable future. KKM retains the majority of cash and cash equivalents in U.S. Dollars in bank accounts within Kazakhstan, but KKM's statutory tax basis for its assets, tax loss carryforwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and/or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. It should be noted that 92% of our crude oil sales in 2004 were denominated in U.S. Dollars, while the majority of our capital expenditures, operating costs and general and administrative expenses are denominated in Tenge.

     The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate that Chaparral could realize or settle these assets and liabilities in U.S. Dollars.

     We had $8.25 million of net monetary liabilities denominated in Tenge as of December 31, 2004.

Commodity Prices for Oil
------------------------

     During 2004 we sold approximately 2,758,000 barrels of crude oil, recognizing $78.45 million, or $28.44 per barrel, in revenue. In comparison, we sold approximately 2,694,000 barrels of crude oil, recognizing $57.61 million in revenue, or $21.39 per barrel, for the year ended December 31, 2003.

     Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in, on average, approximately $15 to $16 lower cash flow per barrel in 2004. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production on the export market. The Company has determined that it is no longer in the best interests of the Company to pursue arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan, instead we intend to seek an amicable resolution of this matter.

     Chaparral has been successful in 2004 in stabilizing the export sales/local market deliveries ratio which had significantly improved from 2002 to 2003. For the year ended December 31, 2004, Chaparral sold approximately 2,758,000 barrels of its current year production, of which approximately 2,544,000 barrels, or 92%, have been sold at world market prices and 214,000 barrels, or 8%, have been sold at domestic market prices.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15(a) for a list of the Financial Statements and the supplementary financial information included in this report following the signature page.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. We carried out an evaluation as of December 31, 2004, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

     There have been no significant changes in internal controls over financial reporting or other factors subsequent to December 31, 2004.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 14, 2005, the following table sets forth the names and ages of our directors and executive officers of Chaparral, the principal offices and positions with Chaparral held by each person and the date such person became a director or executive officer. The executive officers are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of stockholders. Each director will hold office until his successor is duly elected and qualified, until his resignation or until he is removed in the manner provided by our bylaws.

Name of Director or Officer
 and Position in Chaparral           Since      Age            Principal Occupation During the Last 5 Years
 -------------------------           -----      ---            --------------------------------------------

R. Frederick Hodder                   2004       63            Mr. Hodder has served as the Chairman of the Board of
Chairman of the Board                                          Chaparral since May 2004. He is currently Senior Vice President of Nelson Resources Limited where he was previously, from
                                                               July 2002, Chief Financial Officer. Prior to joining Nelson,
                                                               Mr. Hodder was President of Kazakhstan Investment Management
                                                               LLP from 1998 to 1999.

Simon K. Gill                         2004       49            Mr. Gill was appointed Chief Executive Officer of Chaparral
Director and                                                   in May 2004. In January 2005, Mr. Gill was appointed Chief
Chief Executive Officer                                        Operating Officer of Nelson Resources Ltd. Previously, from
                                                               October 2003, Mr. Gill served as Aktau Regional  Manager of
                                                               Nelson  Resources  Ltd. Prior to this, Mr. Gill was employed by Texaco (ChevronTexaco) for 24 years where he served as
                                                               General Manager of Texaco North Buzachi in Aktau, Kazakhstan
                                                               from 1998 to Oct 2003.  Mr. Gill is a member of the Society of Petroleum Engineers.

Peter G. Dilling *                    2002       55            From 1995 to 1997, Mr. Dilling held various positions with
Director                                                       Chaparral, including Vice Chairman of the Board. Since 2000,
                                                               Mr. Dilling has served as President and Chief Executive
                                                               Officer and as a director of Trinidad Exploration and
                                                               Development, Ltd., an oil and gas exploration company. He
                                                               has served as President and Chief Executive Officer and as a director of Anglo-African Energy, Inc., an exploration and production company, since 1999.

Nicholas P. Greene *                  2004       57            Since January 2005 Mr. Greene has been Chief Financial
Director                                                       Officer of Nelson Resources Ltd; where he was previously
                                                               Senior Vice President Corporate Finance. Before this, Mr.
                                                               Greene was an independent financial advisor, active in
                                                               providing support for cross border trade and acquisitions.
                                                               Previously, from 2002 to 2003, Mr. Greene was Senior Vice
                                                               President of the Structured Finance Department in AKB
                                                               Rosbank, a Russian bank with principal offices in Moscow
                                                               and, prior to that, from 1999 to 2002, a Vice President at
                                                               Access Industries Inc., a privately owned investment
                                                               management company, with offices in New York and Moscow. Mr.
                                                               Greene was appointed a Director of Chaparral in May, 2004.

                                                            22



Alan D. Berlin *                      2002       65            Since  1995,  Mr.  Berlin  has been a partner of the law firm
Director and Corporate                                         Aitken  Irvin  Berlin & Vrooman,  LLP.  He was engaged in the
Secretary                                                      private  practice of law for over five years prior to joining
                                                               Aitken  Irvin.  Mr.  Berlin served as a Director of Chaparral in 1997 and was the Secretary of Chaparral  from January 1996 to August 1997.  Since June 1998, he has served  Chaparral in the same  position.  From 1985 to 1987,  Mr.  Berlin  was the
                                                               President of the  International  Division of Belco  Petroleum
                                                               Corp. and held various other  positions with Belco  Petroleum
                                                               Corp.  and  Belco Oil and Gas  Corp.  from 1977 to 2001.  Mr.
                                                               Berlin  has  been  appointed  an  Honorary  Associate  of the
                                                               Centre  for  Petroleum  and  Mineral  Law and  Policy  at the
                                                               University  of  Dundee,  Scotland,  and  is a  member  of the
                                                               Association of International Petroleum Negotiators.

Nigel Penney                          2004       45            Mr. Penney assumed the title of Vice President-Finance and
VP-Finance and                                                 Chief Financial Officer of the Company in August 2004. He
Chief Financial Officer                                        was previously an oil and gas accounting and finance
                                                               consultant. Prior to this he was Vice President Finance for
                                                               PanAfrican Energy Corporation from 2001 to 2002, and Finance
                                                               Director of Ramco Oil and Gas Ltd. from 1998 to 2001. He is a member of the Institute of Chartered Accountants in
                                                               England and Wales.

*        Audit Committee member.


Audit Committee Financial Expert

     The board of directors has determined that all audit committee members are financially literate under the current listing standards of the New York Stock
Exchange. The board also determined that Nicholas P. Greene qualifies as an "audit committee financial expert" as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002.

Code of Ethics

     Chaparral has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and its employees. Chaparral has filed a copy of this Code of Ethics as Exhibit 14 to this form 10-K.

Shareholder Nomination Procedures

     There had been no material changes during the fourth fiscal quarter to the procedures disclosed in the Proxy statement filed on July 7, 2004 with the SEC.

Committees of the Board of Directors and Meeting Attendance

     During the fiscal year 2004, Chaparral held seven board meetings. The board had three committees, namely the Compensation Committee, the Audit Committee and the Corporate Governance Committee.

                                       23



             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and any amendments furnished to Chaparral during our fiscal year ended December 31, 2004, and Form 5 and any amendments furnished to Chaparral with respect to the same fiscal year, we believe that our current directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows the compensation paid by Chaparral for services rendered during the year by Mr. Gill as Chief Executive Officer of Chaparral, and his predecessor Mr. Klinchev, and by Mr. Penney as Vice President - Finance and Chief Financial Officer of Chaparral, and his predecessors, Messrs. Soto,
Wood and Moore. There were no other executive officers of Chaparral whose annual salary and bonus exceeded $100,000 during the fiscal year 2004.

Summary Compensation Table.

                              ---------------------------------------- ------------------------------------------------
                                        Annual Compensation                        Long-Term Compensation
                              ---------------------------------------- ------------------------------------------------
                                                                                     Awards                  Payouts
                                                                       ----------------------------------- -----------
                                                                        Restricted       Securities
    Name and                                           Other Annual     Stock Awards     Underlying           LTIP      All Other
Principal Position      Year   Salary       Bonus     Compensation         ($)         Options/SARs (#)    Payouts ($)  Compensation
------------------      ----   ------       -----     ------------         ---         ----------------    -----------  ------------
Simon K. Gill           2004   $115,500(1)      --             --              --                 --                --            --
  Chief Executive       2003       --           --             --              --                 --                --            --
  Officer (from
  05/04 to 01/05)

Nikolai D. Klinchev     2004   $106,887     $250,000           --              --                 --                --  $311,323 (2)
  Former Chief          2003   $282,000     $290,000           --              --                 --                --   $28,000 (3)
  Executive Officer
  (11/02 to 05/04)
Nigel F. Penney         2004   $101,500         --             --              --                 --                --            --
  VP-Finance and        2003       --           --             --              --                 --                --            --
  Chief Financial
  Officer (from 08/04)
Miguel C. Soto          2004   $112,126      $50,000           --              --                 --                --  $120,000 (4)
  Former VP-Finance     2003   $172,000      $67,000           --              --                 --                --            --
  and Chief
  Financial Officer
  (05/04 to 08/04)
  and former
  Treasurer and
  Controller (11/02
  to 04/04)
Jonathan S. Wood        2004   $100,646      $82,000           --              --                 --                --  $222,000 (4)
  Former VP-Finance     2003   $235,000(5)   $136,000(5)       --              --                 --                --            --
  and Chief
  Financial Officer
  (01/04 to 05/04)
Richard J. Moore        2004       --            --            --              --                 --                --  $160,000 (4)
  Former VP-Finance     2003   $282,000      $40,000           --              --                 --                --    $1,800
  and Chief Financial
  Officer (11/02 to
  12/03)
                        ----- ------------ ------------ -------------- --------------- ------------------- ------------ ------------

1.   Paid to Nelson for the services of Mr. Gill for the period June to December
     2004.

2. Represents $282,000 severance pay and $29,323 paid by Chaparral for the education of Mr. Klinchev's daughter.

3.   Payments by Chaparral for the education of Mr. Klinchev's daughter.

4.   Severance pay.

5. Mr. Wood served as Financial Director of KKM during 2003 for which he received a salary of $235,000 and bonuses of $136,000.

Options/SAR Grants.

     For the fiscal year ended December 31, 2004, we did not grant any options.

                                       24



Aggregated Option/SAR Exercises and Year-End Option/SAR Value.

     As of December 31, 2004, there were no unexercised options/SARs and additionally, no options were exercised in fiscal year 2004.

Director Interlocks.

     Mr. Greene is Chief Financial Officer of Nelson. Mr. Hodder and Mr. Gill are employees of Nelson.

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

Stock Performance Graph.

Comparison of Five Year Cumulative Total Return

     The following table compares the total returns (assuming reinvestment of dividends) of common stock, the Nasdaq Market Index and the SIC Code Index for the five year period ending December 31, 2004.

                                            1999         2000        2001       2002         2003         2004
                                            ----         ----        ----       ----         ----         ----
   Chaparral Resources, Inc.              100.00        46.03       19.18      12.70        12.83        22.22
   SIC Code Index                         100.00       108.70       96.46      94.29       143.95       178.41
   NASDAQ Market Index                    100.00        60.82       48.18      33.13        49.95        54.53

                                                      25

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

Compensation Philosophy
-----------------------

     As members of the Compensation Committee, it is our duty to administer the executive compensation program for Chaparral. The Compensation Committee is responsible for establishing appropriate compensation goals for the executive officers of Chaparral, evaluating the performance of such executive officers in meeting such goals and making recommendations to the board with regard to executive compensation. Chaparral's compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operational, financial and strategic objectives, and increases in shareholder value. The Compensation Committee regularly reviews the compensation packages of Chaparral's executive officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, Chaparral's financial performance, the market composition for executives of similar background and experience, and the performance of the executive officer under consideration. The particular elements of Chaparral's compensation programs for executive officers are described below.

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

     In June 2001, Chaparral's stockholders approved the 2001 Stock Incentive Plan, which sets aside 2.14 million shares of Chaparral's common stock for issuance to Chaparral's officers, directors, employees, and consultants. Chaparral has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2004.

Compensation of the Chief Executive Officer
-------------------------------------------

     During fiscal year 2004, Mr. Klinchev served as Chief Executive Officer of Chaparral until May 2004 when he was succeeded by Mr. Gill. In establishing their base salary, the Compensation Committee considered the factors set forth above, including the level of CEO compensation in other publicly owned/similar sized development and production companies in the oil and gas industry and their level of involvement in the day-to-day operations of Chaparral.

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

                              Compensation Committee of the Board of Directors,
                                       R. Frederick Hodder, Chairman
                                       Nicholas P. Greene
                                       Simon K. Gill



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 14, 2005, with respect to our directors, named executive officers and each person who is known by us to own beneficially more than 5% of our common stock, and with respect to shares owned beneficially by all of our directors and executive officers as a group. The address for all of our directors and executive officers of Chaparral is 2 Gannett Drive, Suite 418, White Plains, New York 10604.


                                                                               Amount and Nature of     Percent of
                                                                               Beneficial Ownership       Common
       Name of Beneficial Owner                       Position                          (1)              Stock (1)
---------------------------------------  -----------------------------------  ------------------------  ------------
Nelson Resources Limited                                 --                           26,002,624(2)         62.98%
Chancery Hall, 52 Reid St;
Hamilton, Bermuda

Allen & Company Incorporated                             --                            5,168,812(3)         13.53%
711 Fifth Avenue
New York, New York 10022

Whittier Ventures, LLC                                   --                            4,113,122            10.76%
1600 Huntington Drive
South Pasadena, California 91030

R. Frederick Hodder                      Chairman of the Board                                --              --

Simon K. Gill                            Director and Chief Executive                         --              --
                                         Officer

Nicholas P. Greene                       Director                                             --              --

Peter G. Dilling                         Director                                             --              --

Alan D. Berlin                           Director and Corporate Secretary                    167              *

Ian Connor                               Former Chairman of the Board                         --              --

Nikolai D. Klinchev                      Former Director and Chief                       500,084            1.31%
                                         Executive Officer

Askar Alshinbayev                        Former Director                                      --              --

John Duthie                              Former Director                                      --              --

Nigel F. Penney                          VP - Finance and Chief Financial                     --              --
                                         Officer

Jonathan S. Wood                         Former VP - Finance and Chief                        --              --
                                         Financial Officer

Miguel C. Soto                           Former VP - Finance and Chief                        --              --
                                         Financial Officer

Richard J. Moore                         Former VP - Finance and Chief                        --              --
                                         Financial Officer

All current directors, nominees, and                     --                                  167             *
executive officers as a group (six
persons)
---------
* Represents less than 1% of the shares of Common Stock outstanding.

                                                         28

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

     (2) In accordance with Rule 13d-3(d)(1)(i)(A), includes 3,076,923 shares underlying warrants to purchase shares of Common Stock. Does not include shares owned directly by officers and stockholders of Nelson with respect to which Nelson disclaim beneficial ownership. Officers and stockholders of Nelson may be deemed to beneficially own shares of the Common Stock reported to be beneficially owned directly by Nelson.

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

1998 Incentive and Non-statutory Stock Option Plan

     On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire Chaparral's common stock may be granted to officers, directors, employees or consultants of Chaparral and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or non-statutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. Chaparral has not granted any options under the 1998 Plan as of December 31, 2004.

2001 Stock Incentive Plan

     In June 2001, Chaparral's stockholders approved the 2001 Stock Incentive Plan, which sets aside a total of 2.14 million shares of Chaparral's common stock for issuance to Chaparral's officers, directors, employees and consultants. Chaparral has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2004.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 2002, Chaparral received a total equity and debt capital infusion of $45 million, which was partially utilized to repay a substantial portion of Chaparral's loan agreement with Shell Capital. Chaparral received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or 60%, of Chaparral's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum (the "Note"). Along with the Note, CAIH received a warrant to purchase 3,076,923 shares of Chaparral's common stock at $1.30 per share (the "Warrant"). These shares, the Note and the Warrant were purchased by Nelson in May 2004.

     Additionally, Kazkommertsbank, an affiliate of CAIH, provided KKM with a credit facility totaling $33 million, consisting of $28 million that was used to repay a portion of the Shell Capital Loan and $5 million that was made available for KKM's working capital requirements. Chaparral paid CAIH $1.79 million as a related restructuring fee. See Note 12 to our consolidated financial statements for the year ended December 31, 2004 for additional disclosure on loans with affiliates.

     In 2003, Chaparral approved a one-year agreement with OJSC Kazkommerts Securities ("KKS"), an affiliate of Kazkommertsbank, The agreement was effective as of January 7, 2003 and provided for KKS to assist Chaparral's senior management with financial advisory and investment banking services. In consideration for the services, KKS received a monthly fee of $25,000 (the "Advisory Fee"). This agreement was extended until April 2004 when it was cancelled.

     In August 2004, the Company approved a two-year agreement with Nelson to provide corporate administrative services and financial advisory services (the "Service Agreement") to support its business activities. The Service Agreement is effective as of June 1, 2004 and can be terminated upon 30 days written notice by either party. In consideration for these services Nelson will receive a fixed monthly fee of $20,000 for administrative services and $25,000 for financial advisory services (the "Management Fee"). As part of the Service Agreement, Nelson is also required to provide personnel to cover Chaparral's executive and managerial needs. The cost of executive and managerial personnel will be allocated on the basis of the cost of personnel involved and on the percentage of time actually spent by such personnel on matters related to Chaparral, as mutually agreed by the parties from time to time. In addition, Nelson will use its greater buying power to obtain more favorable rates for goods and services, including insurance coverage, for Chaparral. These expenditures will be passed to Chaparral at cost with a ten percent mark-up. As of December 31, 2004, the Company has booked $682,000 for the Management Fee, the executive and managerial cost, insurance coverage and the mark-up under the Service Agreement.

     On June 3, 2004, KKM entered into a three year agency agreement with Nelson (the "Marketing Agreement"), whereby Nelson becomes the duly authorized, exclusive agent for the purpose of marketing crude oil, and is empowered to represent the interests of KKM in relations with governmental authorities and commercial organizations and also enter into contracts and agreements and any other documents necessary for and related to the marketing of crude oil. The Marketing Agreement is effective as of June 1, 2004 and can be terminated upon 90 days written notice by either party. As consideration for the services provided under the Marketing Agreement, KKM shall pay Nelson a fixed fee of $20,000 per month and a variable fee of five US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is more than 10% of the total amount of production, or eight US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is less than 10% of the total amount of production (the "Marketing Fee"). For 2004, $274,000 was accrued under the Marketing Agreement.


ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES


     The following table shows the fees paid or accrued by Chaparral for the audit and other services provided by Ernst & Young and affiliated entities for the years ended December 31, 2004 and 2003.

           Description                             2004        2003
           -----------                     ------------ -----------
                                                   $000        $000

           Audit Fees                               219         261
           Tax Fees                                  21          12
           Audit Related Fees                         -           -
           All other fees                             -           -
                                            ------------ -----------
           Total                                    240         273
                                            ============ ===========


     The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by Chaparral's independent auditors. The Audit Committee pre-approved all audit-related and non-audit services in 2004.

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements
             --------------------

                                Table of Contents
                                                                            Page
     Chaparral Resources, Inc.
     -------------------------

     Report of Independent Registered Public Accounting Firm ................F-1
     Consolidated Balance Sheets - as of December 31, 2004
         and December 31, 2003 ..............................................F-2
     Consolidated Statements of Operations - Years ended
         December 31, 2004, 2003 and 2002....................................F-4
     Consolidated Statements of Cash Flows -  Years ended
         December 31, 2004, 2003 and 2002....................................F-6
     Consolidated Statement of Changes in Stockholders'
         Equity - Years ended December 31, 2004, 2003 and 2002...............F-8
     Notes to Consolidated Financial Statements..............................F-9
     Supplemental Information - Disclosures About Oil and Gas
         Producing Activities  -  Unaudited.................................F-33
     Supplemental Information - Selected Quarterly Financial
         Data - Unaudited...................................................F-37

     (a)(2)  Financial Statement Schedules
             -----------------------------

          All schedules for which a provision is made in the applicable accounting regulations of the SEC that are not required under the related instructions or are inapplicable have been omitted.

     (b)  Exhibits.
          ---------

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

         3.2 Bylaws, dated April 21, 1999, incorporated by reference to Annex IV to our Notice and Definitive Schedule 14A dated April 21, 1999.

         4.1 Written Resolutions of the Shareholders of Central Asian Petroleum (Guernsey) Limited dated May 30, 2001, authorizing the issuance of Series A Preferred Shares in Central Asian Petroleum (Guernsey) Limited, incorporated by reference to
                    Exhibit 4.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with SEC on August 14, 2001.

       *10.1 Agreement dated August 30, 1995 for Exploration, Development and Production of Oil in Karakuduk Oil Field in Mangistau Oblast of the Republic of Kazakhstan between Ministry of Oil and Gas Industries of the Republic of Kazakhstan for and on Behalf of the Government of the Republic of Kazakhstan and Joint Stock Company of Closed Type Karakuduk Munay Joint Venture.

     Exhibit No.    Description and Method of Filing
     -----------    --------------------------------

       *10.2 License for the Right to Use the Subsurface in the Republic of Kazakhstan.

       *10.3 Amendment dated September 11, 1997, to License for the Right to Use the Subsurface in the Republic of Kazakhstan.

        10.4 Amendment to License for the Right to Use the Subsurface in the Republic of Kazakhstan, dated December 31, 1998, incorporated by reference to Exhibit 10.25 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on April 15, 1999.

        10.5 Letter from the Agency of the Republic of Kazakhstan on Investments to Central Asian Petroleum (Guernsey) Limited dated July 28, 1999 regarding License for the Right to Use the Subsurface in the Republic of Kazakhstan, incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

        10.6 1998 Incentive and Non-statutory Stock Option Plan, incorporated by reference to Exhibit 10.24 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on April 15, 1999.

        10.7 CRI-CAP(G) Loan Agreement, dated February 7, 2000, between Chaparral Resources, Inc. and Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit
                    10.13 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the SEC on March 22, 2000.

        10.8 CAP(G)-KKM Loan Agreement, dated February 7, 2000, between Closed Type JSC Karakudukmunay and Central Asian Petroleum (Guernsey) Limited, incorporated by reference to Exhibit
                    10.16 to Chaparral Resources, Inc.'s Current Report on 8-K dated February 14, 2000, filed with the SEC on March 22, 2000.

        10.9 2001 Stock Incentive Plan approved by the stockholders of Chaparral Resources, Inc. on June 21, 2001, incorporated by reference to Exhibit 10.43 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on April 15, 2000.

        10.10 Master Agreement, dated May 9, 2002, between Chaparral Resources, Inc. and Central Asian Industrial Holdings, N.V., incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 20, 2002.

        10.11 Mutual Release Agreement, dated May 7, 2002, among Chaparral Resources, Inc., Central Asian Petroleum (Guernsey) Limited, Central Asian Petroleum, Inc. and Closed Type JSC Karakudukmunay, and Shell Capital Inc., Shell Capital Services Limited and Shell Capital Limited, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 20, 2002.


        10.12 Promissory Note, dated May 10, 2002, jointly and severally between Chaparral Resources, Inc. and Central Asian Petroleum (Guernsey) Limited and Central Asian Industrial Holdings, N.V., incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 20, 2002.

        10.13 Stock Purchase Warrant, dated May 10, 2002, between Chaparral Resources, Inc. and Central Asian Industrial Holdings, N.V., incorporated by reference to Exhibit 10.4 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 20, 2002.

     Exhibit No.    Description and Method of Filing
     -----------    --------------------------------

        10.14 Registration Agreement, dated May 10, 2002, between Chaparral Resources, Inc. and Central Asian Industrial Holdings, N.V., incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 20, 2002.

        10.15 Agreement, dated May 8, 2002, between Chaparral Resources, Inc. and Exeter Finance Group, Inc., incorporated by reference to Exhibit 10.6 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 20, 2002.

        10.16 Stock Purchase Agreement, dated May 9, 2002, between Chaparral Resources, Inc. and Dardana Limited, incorporated by reference to Exhibit 10.7 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 20, 2002.

        10.17 Loan Agreement #250, dated May 6, 2002, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 19, 2002.

        10.18 Additional Agreement, dated May 6, 2002, to Loan Agreement #250, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 19, 2002.

        10.19 Additional Agreement, dated June 6, 2002, to Loan Agreement #250, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 19, 2002.

        10.20 Accessorial Agreement #5382A, dated May 6, 2002, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to
                    Exhibit 10.4 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 19, 2002.

        10.21 Additional Agreement, dated May 7, 2002, to Accessorial Agreement #5382A, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to Exhibit 10.5 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 19, 2002.

        10.22 Accessorial Agreement #5896A, dated July 31, 2002, among Closed Joint Stock Company Karakudukmunai and Open Joint Stock Company Kazkommertsbank, incorporated by reference to
                    Exhibit 10.6 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 19, 2002.

        10.23 Open Joint Stock Company Kazkommertsbank letter dated August 16, 2002, to Closed Joint Stock Company Karakudukmunai, incorporated by reference to Exhibit 10.7 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 19, 2002.

     Exhibit No.    Description and Method of Filing
     -----------    --------------------------------

        10.24 Amendment to License dated December 11, 2002, to provide for the stabilization of taxes and clarification on tax laws applicable to KKM, incorporated by reference to Exhibit
                    10.58 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

        10.25 Service Agreement, dated January 7, 2003, between Chaparral Resources, Inc. and OJSC Kazkommerts Securities, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the SEC on August 14, 2003.

        10.26 Agency Agreement, dated June 3, 2004, between Nelson Resources Limited and Closed Type JSC Karakudukmunay incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 13, 2004.

        10.27 Corporate Administrative and Financial Advisory Service Agreement, effective June 1, 2004, between Chaparral Resources, Inc. and Nelson Resources Limited, incorporated by reference to Exhibit 10.2 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 13, 2004.

        10.28 Additional agreement to Accessorial agreement # 5382/A, dated July 28, 2004, between Kazkommertsbank OJSC and Closed Type JSC Karakudukmunay, incorporated by reference to
                    Exhibit 10.3 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 13, 2004.

        10.29 Accessorial agreement # 615/A, dated June 14, 2004, between Kazkommertsbank OJSC and Closed Type JSC Karakudukmunay, incorporated by reference to Exhibit 10.4 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 13, 2004.

        10.30 Letter agreement between Chaparral Resources, Inc. and Nelson Resources Limited dated November 24, 2004, incorporated by reference to Exhibit 1.01 to Chaparral Resources, Inc.'s Report on Form 8-K dated November 24, 2004, filed with the SEC on November 29, 2004.

          14        Chaparral's Code of Ethics, incorporated by reference to
                    Exhibit 99.2 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 29, 2004.

          21        Subsidiaries of the Registrant, incorporated by reference to
                    Exhibit 21 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the SEC on April 6, 1998.

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

        **99.1 Promissory Note Amendment Agreement by and among Chaparral Resources, Inc. and Central Asian Petroleum (Guernsey) Limited and NRL Acquisition Corp. dated March 22, 2005.

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

                  CHAPARRAL RESOURCES, INC.,
                  a Delaware corporation

                  By:  /s/ Simon K. Gill
                     ------------------------------------
                           Simon K. Gill
                           Chief Executive Officer
                           (Principal Executive Officer)

                  By:  /s/ Nigel Penney
                    -------------------------------------
                           Nigel Penney
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)




Dated:   March 25, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date               Name and Title                                Signature
----               --------------                                ---------


March 25, 2005     Alan D. Berlin, Director and
                   Corporate Secretary                  /s/  Alan D. Berlin
                                                        ------------------------

March 25, 2005     R. Frederick Hodder,                 /s/  R. Frederick Hodder
                   Chairman of the Board                ------------------------

March 25, 2005     Peter G. Dilling, Director           /s/  Peter G. Dilling
                                                        ------------------------

March 25, 2005     Nicholas P. Greene, Director         /s/  Nicholas P. Greene
                                                        ------------------------

March 25, 2005     Simon K. Gill,                       /s/  Simon K. Gill
                   Chief Executive Officer              ------------------------

                  Consolidated Financial Statements

                  Chaparral Resources, Inc.


                  As of December 31, 2004 and 2003 and for the Three Years ended December 31, 2004 with
                  Report of Independent Registered Public Accounting Firm

                            Chaparral Resources, Inc.

                        Consolidated Financial Statements



                                    Contents

Chaparral Resources, Inc.

Report of Independent Registered Public Accounting Firm .....................F-1

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

Supplemental Information - Disclosures About Oil and Gas
   Producing Activities - Unaudited.........................................F-33
Supplemental Information - Selected Quarterly
   Financial Data - Unaudited...............................................F-37

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Chaparral Resources, Inc.

We have audited the accompanying consolidated balance sheets of Chaparral Resources, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Resources, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with US generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company changed its method of accounting for asset retirement obligations.


                                            /s/ Ernst & Young Kazakhstan LLP
                                            -----------------------------------
                                                Ernst & Young Kazakhstan LLP


March 25, 2005
Almaty, Kazakhstan



                              CHAPARRAL RESOURCES, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                                   December 31,
                                                                2004         2003
                                                              ---------    ---------
Assets                                                             $000         $000
Current assets:
     Cash and cash equivalents                                    9,611        2,639
     Accounts receivable:
       Oil sales receivable                                         316          215
       VAT receivable (Note 2)                                    2,212        2,907
       Other receivables from affiliates                          1,002         --
     Prepaid expenses (Note 3)                                    3,472        3,236
     Crude oil inventory                                             36          544
                                                              ---------    ---------
Total current assets                                             16,649        9,541

Materials and supplies                                            5,238        3,188
Other  (Note 4)                                                     336         --
Property, plant and equipment:
   Oil and gas properties, full cost:  (Note 5)
     Properties subject to depletion                            153,001      118,347
     Properties not subject to depletion                           --          2,942
                                                              ---------    ---------
                                                                153,001      121,289
   Other property, plant and equipment (Note 6)                  10,974        9,408
                                                              ---------    ---------
                                                                163,975      130,697
Less - accumulated depreciation, depletion and amortization     (62,495)     (44,758)
                                                              ---------    ---------
Property, plant and equipment, net                              101,480       85,939

Total assets                                                    123,703       98,668
                                                              =========    =========

See accompanying notes.

                                 CHAPARRAL RESOURCES, INC.
                                CONSOLIDATED BALANCE SHEETS



                                                                        December 31,
                                                                     2004         2003
                                                                  ---------    ---------
Liabilities and stockholders' equity                                   $000         $000
Current liabilities:
   Accounts payable (Note 19)                                         8,540        7,229
   Advances received                                                    387         --
   Prepaid sales (Note 7)                                             6,590         --
   Accrued liabilities:
     Accrued compensation                                               241          949
     Other accrued liabilities (Note 9)                               1,822        1,571
     Accrued interest payable (Note 12)                                 713          776
     Current income tax liability (Note 14)                           2,052            3
   Current portion of loans payable (Note 12)                        19,778       12,000
                                                                  ---------    ---------
Total current liabilities                                            40,123       22,528

Accrued production bonus (Note 10)                                      299          190
Loans payable (Note 12)                                              12,000       21,284
Deferred tax liability (Note 14)                                      3,258        3,057
Minority interest                                                    12,099        4,635
Asset retirement obligation (Note 11)                                 1,232          804
Commitments and contingencies (Note 16)                                --           --

Stockholders' equity:
   Common stock (Note 13) - authorized, 100,000,000
     shares of $0.0001 par value; issued and outstanding,
     38,209,502 shares as of December 31, 2004
     and December 31, 2003                                                4            4
   Capital in excess of par value                                   107,226      107,226
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
     undesignated. Issued and outstanding - none                       --           --
   Accumulated deficit                                              (52,538)     (61,060)
                                                                  ---------    ---------
Total stockholders' equity                                           54,692       46,170
                                                                  ---------    ---------
Total liabilities and stockholders' equity                          123,703       98,668
                                                                  =========    =========


     See accompanying notes.

                              CHAPARRAL RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Year Ended December 31,
                                                      2004        2003        2002
                                                    --------    --------    --------
                                                        $000        $000        $000

Revenue                                               78,451      57,615      45,133
Costs and expenses:
   Transportation costs                               14,046      11,474       9,427
   Operating expenses                                  8,319       5,915       7,678
   Impairment of materials inventory                     409        --           203
   Marketing fee (Note 19)                               274        --          --
   Depreciation, depletion and amortization           18,180      18,038      12,804
   Management fee (Note 19)                              450        --          --
   Advisory fee (Note 19)                                100         300        --
   Hedge losses (Note 8)                                --          --           762
   Accretion expense                                     112          73        --
   General and administrative                          8,390       7,762       6,811
                                                    --------    --------    --------
                                                      50,280      43,562      37,685
                                                    --------    --------    --------
Income from operations                                28,171      14,053       7,448
Other income/(expense):
   Interest income                                       118          24           8
   Interest expense                                   (5,552)     (4,526)     (5,605)
   Currency exchange loss                               (628)        (62)       (131)
   Minority interest                                  (7,464)     (4,314)       (241)
   Other                                                 997         (11)        (15)
                                                    --------    --------    --------
                                                     (12,529)     (8,889)     (5,984)
                                                    --------    --------    --------
Income before income taxes,
   extraordinary gain, and cumulative effect of
   change in accounting principle                     15,642       5,164       1,464
Income tax expense (Note 14)                          (7,120)     (4,121)     (2,685)
                                                    --------    --------    --------
Income/(loss) before extraordinary gain
   and cumulative effect of change in
   accounting principle                                8,522       1,043      (1,221)

Extraordinary gain (Note 12)                            --          --         5,338
Cumulative effect of change in accounting
   principle,  net of taxes of $436,000  (Notes 1
   & 11)                                                --         1,018        --
                                                    --------    --------    --------
Net income available to common Stockholders            8,522       2,061       4,117
                                                    ========    ========    ========

                                  CHAPARRAL RESOURCES, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Year Ended December 31,
                                                  2004            2003            2002
                                               -----------     -----------     -----------
Basic earnings per share  (Note 13):
Income/(loss) per share before extraordinary
   gain and cumulative effect of change in
   accounting principle                        $      0.22     $      0.03     $     (0.04)
Extraordinary gain                             $      --       $      --       $      0.18
Cumulative effect of change in
   accounting principle                        $      --       $      0.02     $      --
Net income per share                           $      0.22     $      0.05     $      0.14

Weighted average number of shares
   outstanding (basic)                          38,209,502      38,209,502      29,753,569


Diluted earnings per share (Note 13):
Income/(loss) per share before extraordinary
   gain and cumulative effect of change in
   accounting principle                        $      0.22     $      0.03     $     (0.04)
Extraordinary gain                             $      --       $      --       $      0.18
Cumulative effect of change in
   accounting principle                        $      --       $      0.02     $     --
Net income per share                           $      0.22     $      0.05     $      0.14

Weighted average number of shares
   outstanding (diluted)                        38,407,283      38,209,502      29,753,569


     See accompanying notes.

                            CHAPARRAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Year Ended December 31,
                                                             2004        2003        2002
                                                           --------    --------    --------
                                                               $000        $000        $000
Cash flows from operating activities
Net income                                                    8,522       2,061       4,117
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation, depletion and amortization                18,180      18,038      12,804
     Impairment of materials inventory                          409        --           203
     Loss on disposition of assets                                3          11          15
     Deferred income taxes                                      201       2,311         746
     Cumulative effect of change in accounting principle       --        (1,018)       --
     Hedge losses                                              --          --           762
     Accretion expense                                          112          73        --
     Amortization of note discount                              494         286         234
     Currency exchange loss                                     628          62         131
     Extraordinary gain on restructuring of debt               --          --        (5,338)
     Non-cash interest expense                                 --          --         2,753
     Minority interest                                        7,464       4,314         241
     Changes in assets and liabilities:
       (Increase)/decrease in:
         Accounts receivable                                   (407)        870      (1,960)
         Prepaid expenses                                      (237)       (775)       (614)
         Crude oil inventory                                    110          55        (240)
       Increase/(decrease) in:
         Accounts payable and accrued liabilities             2,463      (2,156)     (5,691)
         Accrued interest payable                               (63)        526         261
         Other liabilities                                    7,212         213         288
                                                           --------    --------    --------
Net cash provided by operating activities                    45,091      24,871       8,712
                                                           --------    --------    --------

                               CHAPARRAL RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          Year Ended December 31,
                                                        2004        2003        2002
                                                      --------    --------    --------
                                                          $000        $000        $000

Cash flows from investing activities
Additions to property, plant and equipment             (33,324)    (24,800)    (11,834)
Acquisition of 10% interest in KKM,
     net of cash acquired                                 --          --          (644)
Materials and supplies inventory                        (2,459)       (732)        150
Proceeds from disposition of assets                       --             5           5
                                                      --------    --------    --------
Net cash used in investing activities                  (35,783)    (25,527)    (12,323)
                                                      --------    --------    --------

Cash flows from financing activities
Proceeds from sale of stock                               --          --         8,000
Proceeds from loans                                      7,000       6,500      40,000
Payments on Shell Capital loan                            --          --       (30,450)
Debt restructuring and issuance costs                     --          --        (2,518)
Payments on loans                                       (9,000)     (7,500)     (5,000)
Other long term assets                                    (336)       --          --
Redemption of Series A Preferred Stock                    --          --        (2,300)
                                                      --------    --------    --------
Net cash provided/(used) by financing activities        (2,336)     (1,000)      7,732
                                                      --------    --------    --------

Net increase/(decrease) in cash and
   cash equivalents                                      6,972      (1,656)      4,121
Cash and cash equivalents at beginning
   of year                                               2,639       4,295         174
                                                      --------    --------    --------

Cash and cash equivalents at end of year                 9,611       2,639       4,295
                                                      ========    ========    ========

Supplemental cash flow disclosure
     Interest paid, net of amounts capitalized           4,839       4,282       3,019
     Income taxes paid                                   1,984        5,019        --

Supplemental schedule of non-cash
   investing and financing activities
     Non-cash additions to oil and gas properties          372       3,939        --
     Common stock issued for 10% interest in KKM          --          --         2,701
     Discount recognized for note issued
       with stock warrants                                --          --         2,466


     See accompanying notes.

                                          CHAPARRAL RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                               Common Stock          Capital in
                                        -------------------------  Excess of Par  Accumulated
                                          Shares        Amount         Value        Deficit         Total
                                        -----------   -----------   -----------   -----------    -----------
                                                             $000          $000          $000           $000

Balance at December 31, 2001             14,283,801             1        94,061       (68,701)        25,361
Capital stock issued in private
   placement                             22,925,701             3         7,998          --            8,001
Capital stock issued for 10% interest
   in KKM                                 1,000,000          --           2,701          --            2,701
CAIH warrants issued                           --            --           2,466          --            2,466
Discount accretion on redeemable
   preferred stock                             --            --            --             (36)           (36)
Cumulative dividend Series A
   Redeemable Preferred Stock                  --            --            --             (90)           (90)
Redemption of  Series A
   Redeemable Preferred Stock                  --            --            --           3,726          3,726
Adjustment due to full
   consolidation of KKM                        --            --            --          (2,137)        (2,137)
Net income for the year 2002                   --            --            --           4,117          4,117
                                        -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2002             38,209,502             4       107,226       (63,121)        44,109
Net income for the year 2003                   --            --            --           2,061          2,061
                                        -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2003             38,209,502             4       107,226       (61,060)        46,170
Net income for the year 2004                   --            --            --           8,522          8,522
                                        -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2004             38,209,502             4       107,226       (52,538)        54,692
                                        ===========   ===========   ===========   ===========    ===========


See accompanying notes.

                            CHAPARRAL RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies and Organization

Organization, Principles of Consolidation and Basis of Presentation

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

The consolidated financial statements include the accounts of Chaparral and its greater than 50% owned subsidiaries, Closed Type JSC Karakudukmunay ("KKM"), Central Asian Petroleum (Guernsey) Limited ("CAP-G"), Korporatsiya Mangistau Terra International ("MTI"), Road Runner Services Company ("RRSC"), Chaparral Acquisition Corporation ("CAC") and Central Asian Petroleum, Inc. ("CAP-D"). Chaparral owns 80% of the common stock of CAP-G directly and 20% indirectly through CAP-D. Hereinafter, Chaparral and its subsidiaries are collectively referred to as the "Company". All significant intercompany transactions have been eliminated.

As of December 31, 2004, Chaparral owns a 60% interest in KKM, a Kazakhstan Joint Stock Company of Closed Type. KKM was formed to engage in the exploration, development and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

KKM's rights to the Karakuduk Field may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of KKM's registration. The Agreement can be extended to a date agreed between the Ministry of Energy and Mineral Resources and KKM as long as production of petroleum and/or gas is continued in the Karakuduk Field.

KKM is owned jointly by CAP-G (50%), MTI (10%) and Nelson Resources Ltd. ("Nelson") (40%). In May 2002, Chaparral increased its ownership in KKM from 50% to 60% through the acquisition of 100% of the outstanding stock of MTI, a Kazakhstan company.

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

In May 2004, Nelson became the majority shareholder in Chaparral when it purchased 22,925,701 shares from Central Asian Industrial Holdings, N.V. See
Note 12 for further details.

Certain comparative figures presented for the 2003 financial statements have been reclassified to conform to the 2004 presentation. Certain reclassifications have been made in the periods presented for the 2002 financial statements to conform to the 2003 presentation.

Acquisitions

In May 2002, the Company acquired 100% of the outstanding shares of MTI from Dardana Limited. MTI's only asset was its 10% ownership interest in KKM. The Company acquired MTI to obtain a controlling interest in KKM as well as to increase the Company's ownership interest in the Karakuduk Field. The aggregate purchase price was $3.9 million, comprising $1.2 million of cash and common stock valued at $2.7 million. The value of the 1 million common shares issued was determined based on the average market price of the Company's common shares over the 3-day period before and after the terms of the acquisition were agreed to and announced. As a result, the total purchase price of $3.9 million was recorded as an addition to the Company's oil and gas properties.

                            CHAPARRAL RESOURCES, INC.

1.       Summary of Significant Accounting Policies and Organization (continued)

Exercise of Right of First Refusal of Purchase of Minority Interest in KKM

In November 2004 the Company entered into an agreement with its majority stockholder, Nelson, which provided that in the event Chaparral, through CAP-G and/or MTI, received notice from KazMunayGaz JSC ("KMG"), the state owned national petroleum and transportation company of the Republic of Kazakhstan, that KMG desired to sell its 40% equity interest in KKM, then the Company would, if requested by Nelson, exercise its right of first refusal under the Agreement to purchase such interest at the price and on the terms specified in such notice. In December 2004, pursuant to this agreement, the Company, through CAP-G, exercised its right of first refusal to purchase from KMG the remaining 40% equity interest in KKM. The Company entered into definitive sale and purchase agreements with both KMG and Nelson, which provided that upon completion of the acquisition by CAP-G, ownership of the newly acquired 40% interest in KKM would be transferred to Nelson. The transfer of the 40% interest from KMG to CAP-G occurred in December 2004, and the transfer from CAP-G to Nelson was completed in January 2005. The purchase price of $34.6 million paid by CAP-G to KMG was determined on an open tender, and the funds for this were made available to CAP-G by Nelson. In addition, Nelson paid the Company a fee of $1.0 million, recorded as part of Other Income, as well as all documentation and transaction costs relating to the acquisition.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less.

Revenue Recognition

Revenue and related costs are recognized upon delivery of commercial quantities of oil production from proved reserves, in accordance with the accrual method of accounting. Losses, if any, are provided for in the period in which the loss is determined to occur.

Revenue is presented gross of transportation expenses in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

Foreign Currency Translation

The Company's functional currency is the U.S. Dollar. All transactions arising in currencies other than U.S. Dollars, including assets, liabilities, revenue, expenses, gains or losses are measured and recorded in U.S. Dollars using the exchange rate in effect on the date of the transaction.

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. Dollars are translated at exchange rates prevailing as of the balance sheet date (130.00 and 144.22 Kazakh Tenge per U.S. Dollar as of December 31, 2004 and 2003, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. Dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. Dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate that the Company could realize or settle these assets and liabilities in U.S. Dollars.

The Company had $8.2 million of net monetary liabilities denominated in Tenge as of December 31, 2004.

                            CHAPARRAL RESOURCES, INC.

1.       Summary of Significant Accounting Policies and Organization (continued)

Interest Capitalization

The Company capitalizes interest on significant construction projects. Statement of Financial Accounting Standards ("SFAS") 34, Capitalization of Interest Costs, provides standards for the capitalization of interest costs as part of the historical cost of acquiring assets. FASB Interpretation No. 33 ("FIN 33") provides guidance for the application of SFAS 34 to the full cost method of accounting for oil and gas properties. Under FIN 33, costs of investments in unproved properties and major development projects, on which depreciation, depletion and amortization (DD&A) expense is not currently taken and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying the weighted-average interest rate on debt by the amount of costs excluded. Capitalized interest cannot exceed gross interest expense. The Company incurred interest costs of $5.76 million and $5.19 million for the years ended December 31, 2004 and 2003, respectively. For the same periods, the Company capitalized interest totaling $213,000, and $662,000, respectively.

Oil and Gas Properties - Full Cost Method

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of proved oil and gas properties, including the estimated future costs to develop proved reserves, are amortized using the unit-of-production method based on estimated proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized cost to be amortized.

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

Other Property, Plant and Equipment

Other property, plant and equipment are valued at historical cost and depreciated on a straight line basis over the estimated useful lives of the assets, as follows:

          Description                                 Period
          -----------                                 ------

          Office buildings and apartments             20 years
          Office equipment                            3 years
          Vehicles                                    5 years
          Field buildings                             15 years
          Field equipment                             Up to 10 years

                            CHAPARRAL RESOURCES, INC.

1.       Summary of Significant Accounting Policies and Organization (continued)

Inventory

Crude oil inventory is valued using the first-in, first-out method, at the lower of cost or net realizable value. Crude oil inventory value represents production costs associated with lifting and transporting crude oil from the Karakuduk Field to the KazTransOil pipeline. Crude oil placed into the KazTransOil pipeline is held as inventory until formally nominated and delivered for sale. Crude oil inventory as of December 31, 2004 and 2003 was approximately 4,000 barrels and 74,000 barrels of crude oil, respectively.

Materials and supplies inventory is valued using the first-in, first-out method, at the lower of cost or net realizable value. Certain unique items, such as drilling equipment, are valued using the specific identification method. Materials and supplies represent plant and equipment for development activities, drill bits, tubing, casing, wellheads, etc. required for development drilling operations, spare parts, diesel fuel and various other materials for use in oil field operations.

Earnings Per Common Share

Basic Earnings Per Share ("EPS") is computed by dividing the income or loss available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (warrants, convertible notes payable and options) had been converted to such common shares, and if such assumed conversion is dilutive. The Company's basic and diluted EPS for the first three quarters of 2004 and for the years ended December 31, 2003 and 2002 are the same, as the assumed conversion of all potentially dilutive securities would have been anti-dilutive. Diluted EPS has been calculated for the year ended December 31, 2004 as the assumed conversion of all potentially dilutive securities would have been dilutive for the last quarter of 2004.

New Accounting Standards

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for the Company as of July 1, 2003. The adoption of the applicable provisions of this statement as of the indicated dates had no effect on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine which business enterprise (the "primary beneficiary") should consolidate the variable interest

                            CHAPARRAL RESOURCES, INC.

1.       Summary of Significant Accounting Policies and Organization (continued)

New Accounting Standards (continued)

entity and when. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:
         (i) Special purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.
         (ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.
         (iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions of FIN 46-R did not have a material impact on the Company's financial statements.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 on January 1, 2003. See Note 11 for the effect of the adoption of SFAS 143.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of APB Opinion No. 43, Chapter 4. SFAS 151 clarifies the accounting treatment for various inventory costs and overhead allocations and is effective for inventory costs incurred after July 1, 2005. It is not expected to have a material impact on the Company's financial statements when adopted.

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 specifies the criteria required to record a non-monetary asset exchange using carryover basis and is effective for non-monetary asset exchanges occurring after July 1, 2005. It is not expected to have a material impact on the Company's financial statements when adopted.

In December 2004, the FASB issued SFAS 123 (revised 2004) ("SFAS 123R"), Share Based Payments. SFAS 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value and is effective for public companies in the first interim period after June 15, 2005. It is not expected to have a material impact on the Company's financial statements.

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



                            CHAPARRAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.       VAT Receivable

The value added tax (VAT) receivable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT receivable consists of VAT paid on local expenditures and imported goods. Under the Agreement, VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company's fiscal obligations, including future income tax liabilities.
Periodically, the Company reviews its outstanding VAT receivable for possible impairment. During the years ended December 31, 2004 and 2003, the Company utilized its VAT receivable to offset fiscal obligations for approximately $3.33 million and $2.58 million, respectively.

3.       Prepaid Expenses

The breakdown of prepaid expenses is as follows:

                                                            December 31,      December 31,
           Description                                         2004              2003
           -----------                                      ------------      ------------
                                                               $000              $000

           Prepaid transportation costs                            1,151             1,296
           Advanced payments for materials and supplies            1,461             1,616
           Prepaid insurance                                         568               210
           Other prepaid expenses                                    292               114
                                                            ------------      ------------
           Total prepaid expenses                                  3,472             3,236
                                                            ============      ============

Prepaid transportation costs represent prepayments to CJSC KazTransOil ("KTO"), a 100% subsidiary of KMG, for export tariffs necessary to sell oil on the export market, which is expensed in the period the related oil revenue is recognized.
Advanced payments for materials and supplies represent prepayments for general materials and supplies to be used in the development of the Karakuduk Field.

4.       Other Non-current Assets

In January 2004, KKM, as part of its obligations under the Agreement, commenced payments into an escrow account controlled by KKM and the Government of the Republic of Kazakhstan. The purpose of the payments is to provide a cash fund to use for future site restoration costs at the Karakuduk Field when operations cease. Monthly payments of $14,000 will be made until the fund reaches $3 million. In January 2004, an extra amount of $168,000 was paid for amounts due in 2003.

5.       Oil and Gas Properties - Full Cost

The Company has capitalized all direct costs associated with acquisition, exploration, and development of the Karakuduk Field. These costs include geological and geophysical expenditures, license acquisition costs, tangible and intangible drilling costs, production facilities, pipelines and related equipment, access roads, gathering systems, management fees related to the salary costs of individuals directly associated with exploration and development activities, related interest costs associated with unproved properties and other costs permitted to be capitalized under the full cost method of accounting.
Overhead and general and administrative costs have been expensed as incurred.

The Company calculates depreciation, depletion and amortization of oil and gas properties using the unit-of-production method. A depletion rate is computed by dividing the unamortized costs of proved oil and gas properties by the total estimated proved reserves. This depletion rate is applied to the physical units of oil and gas produced during the relevant period. The unamortized costs of proved oil and gas properties include all capitalized costs net of accumulated amortization, estimated future costs to develop proved reserves and estimated dismantling and abandonment costs. Estimates of proved oil and gas reserves are prepared in accordance with guidelines established by the SEC. Those guidelines require that reserve estimates be prepared under existing economic and operating

                                      F-15

                            CHAPARRAL RESOURCES, INC.

5.       Oil and Gas Properties - Full Cost (continued)

conditions with no provisions for increases in commodity prices, except by existing contractual arrangement. Estimation of oil and gas reserve quantities is inherently difficult and is subject to numerous uncertainties. Such uncertainties include the projection of future rates of production, export allocation and the timing of development expenditures. The accuracy of the estimates depends on the quality of available geological and geophysical data and requires interpretation and judgment. Estimates may be revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. The Company's estimates of reserves are expected to change as additional information becomes available. A material change in the estimated volumes of reserves could have an impact on the DD&A rate calculation and the financial statements.

The Company recognized total amortization expense of $17.55 million and $17.30 million for the years ended December 31, 2004 and 2003, respectively. For the same periods, the Company has an effective amortization rate of $6.36 and $6.42 per barrel, respectively. The Company's amortization expense during 2002 was $12.08 million.

In accordance with SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, the Company includes amortization of crude oil production as a component of crude oil inventory value until the related crude oil is sold. For the years ended December 31, 2004 and 2003, the Company had $24,000 and $423,000 of amortization expense allocated to crude oil inventory, respectively.

Costs capitalized to oil and gas properties consist of:


                                                    December 31,    December 31,
Description                                            2004            2003
-----------                                          ---------       ---------
                                                          $000            $000

Acquisition costs                                       10,633          10,633
Exploration and appraisal costs                         22,277          22,277
Development costs                                      111,950          80,766
Other capitalized costs                                  1,097           1,097
Capitalized interest                                     6,088           5,875
Asset Retirement Obligation                                956             641
                                                     ---------       ---------
Total oil and gas properties at cost                   153,001         121,289
Total costs not subject to amortization                   --             2,942
                                                     ---------       ---------
Total costs subject to amortization                    153,001         118,347
Accumulated amortization                               (58,035)        (40,915)
                                                     ---------       ---------
Net properties subject to amortization                  94,966          77,432
                                                     =========       =========



                            CHAPARRAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       Oil and Gas Properties - Full Cost (continued)

The condensed financial statements of KKM are as follows:

                                                          December 31,     December 31,
                                                             2004              2003
                                                           ---------         ---------
                                                                $000              $000
Condensed balance sheet
   Current assets                                             14,427             9,109
   Non-current assets (primarily oil and gas properties,
     full cost method)                                       100,893            81,551
   Current liabilities                                        38,790            24,544
   Non-current liabilities:
     Loans payable                                            41,492            49,977
     Other non-current liabilities                             4,789             4,551
   Charter capital                                               200               200
   Retained earnings                                          30,049            11,388

Condensed income statement
   Revenues                                                   78,451            57,615
   Costs and expenses                                        (59,791)          (46,830)
                                                           ---------         ---------
   Net income                                                 18,660            10,785
                                                           =========         =========


6.       Other Property, Plant and Equipment

A summary of other property, plant and equipment is provided in the table below:

                                                      December 31,       December 31,
Description                                              2004                2003
-----------                                            --------            --------
                                                           $000                $000

Office buildings and apartments                             960                 879
Office equipment and furniture                            1,146               1,026
Vehicles                                                  1,626               1,435
Land                                                         25                  25
Field buildings                                           6,327               5,413
Field equipment and furniture                               890                 630
                                                       --------            --------
Total cost                                               10,974               9,408

Accumulated depreciation                                 (4,460)             (3,843)
                                                       --------            --------
Property, plant and equipment, net                        6,514               5,565
                                                       ========            ========

Depreciation expense for property, plant and equipment was $625,000, $734,000, and $724,000 for the years ending December 31, 2004, 2003 and 2002, respectively.



                            CHAPARRAL RESOURCES, INC.

7.       Prepaid Sales

Under the terms of its sales agreements with Vitol Central Asia S.A. ("Vitol"), KKM can receive up to one months forecast revenues one month in advance. Vitol charges interest on these prepaid sales amounts at LIBOR plus 3%. At December 31, 2004, KKM had $6.59 million of prepaid sales.

8.       Hedge Agreement

During 2000, the Company paid $4 million for put contracts to sell approximately
1.56 million barrels of North Sea Brent crude (the "Hedge Agreement") to hedge price risk of future sales of oil production from the Karakuduk Field. The exercise prices of the various put contracts in the Hedge Agreement ranged from $22.35 to $17.25 per barrel, with monthly expiration dates beginning in October 2000 and ending in December 2002. The contracts were evenly spread between October 2000 to December 2001 (62,750 barrels per month) and between January 2002 to December 2002 (51,750 barrels per month).

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement, as amended by SFAS No. 137, 138, and 149, is effective for years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001. As a result of adoption of SFAS 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income, which require derivative financial instruments to be recorded at their fair value. Accordingly, the Company recognized a $2.52 million loss from the cumulative effect of change in accounting principle upon adoption. In addition and in accordance with SFAS 133, the Company recognized $762,000 loss for the year ended December 31, 2002 to record the Hedge Agreement at its fair value as of that date. The Hedge Agreement expired in December 2002 and the Company did not enter into any hedge agreements during 2003 and 2004.

9.       Other Accrued Liabilities

                                              December 31,        December 31,
      Description                                 2004                2003
      -----------                             ------------        ------------
                                                 $000                $000

      Accrued taxes payable                          1,178                 910
      Production bonus                                -                    500
      Other accrued liabilities                        644                 161
                                              ------------        ------------

      Total accrued liabilities                      1,822               1,571
                                              ============        ============

                            CHAPARRAL RESOURCES, INC.

10.      Accrued Production Bonus

Accrued production bonus represents production based bonuses payable to the Government of Kazakhstan, of $500,000 when cumulative production reaches 10 million barrels and $1.2 million when cumulative production reaches 50 million barrels. Under current Kazakhstan tax law, the production bonuses will be considered tax deductible expenditures in the calculation of income taxes. The Company accrues the production bonuses in relation to cumulative oil production. The Company accrued $109,000 and $213,000 in production bonuses for the years ended December 31, 2004 and 2003, respectively. The first production bonus of $500,000 was settled in July 2004 via offset against VAT repayable to the Company.

11.      Asset Retirement Obligation

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

Since 1995, the core business of the Company has been the development of the Karakuduk Field. The Company has developed an asset that is capable of producing, processing and transporting crude oil to export markets. The field still requires up to possibly 80 new wells, but the oil processing and transportation infrastructure, apart from the obligatory gathering lines and up to four more gathering stations, are in place. However, further infrastructure development is planned to increase profitability of the operation, utilize gas and to maximise oil and produced fluid processing. The Company is legally required under the Agreement to restore the field to its original condition. The Company recognized the fair value of its liability for an ARO as of January 1, 2003 in the amount of $516,000 and capitalized that cost as part of the cost basis of its oil and gas properties and depletes it using the unit-of-production method over proved reserves.

The following table describes all changes to the Company's asset retirement obligation liability:

                                                             2004         2003
                                                             ----         ----
                                                             $000         $000

        Asset retirement obligation at beginning of year      804         -
        Liability recognized in transition                       -         516
        Accretion expense                                      112          73
        Liability incurred                                     316         215
                                                             -----       -----
        Asset retirement obligation at end of year           1,232         804
                                                             =====       =====


The pro forma effects of the application of SFAS 143 on the 2002 financial statements, the period prior to the change in accounting, are presented below:


 - The pro forma asset retirement obligation liability balances as if Statement 143 had been adopted on January 1, 2002 are as follows:
                                                                   2002
                                                                   ----
                                                                   $000
Pro forma amounts of liability for asset retirement
 obligation at beginning of year                                    467
Pro forma amounts of liability for asset retirement
 obligation at end of year                                          516



                            CHAPARRAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.      Asset Retirement Obligation (continued)


- The Pro forma amounts assuming the accounting change is applied retroactively, net of tax:


                                                                                         2002
                                                                                         ----
                                                                                         $000
Loss before extraordinary gain and cumulative effect of change in accounting
  principle                                                                               (708)
Net income                                                                               4,630

Loss per share before extraordinary gain and cumulative effect of change in
  accounting principle                                                                 $ (0.02)
Net income per share                                                                   $  0.16

12.      Loans Payable

The Note
--------

In May 2002, the Company received a total equity and debt capital infusion of $45 million, which was partially utilized to repay a substantial portion of the Company's loan agreement with Shell Capital, Inc. (the "Shell Capital Loan").
The Company received a total investment of $12 million from Central Asian
Industrial Holdings, N.V. ("CAIH"), including $8 million in exchange for 22,925,701 shares, or 60%, of the Company's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum (the
"Note"). Along with the Note, CAIH received a warrant to purchase 3,076,923 shares of the Company's common stock at $1.30 per share (the "Warrant").
Additionally, Kazkommertsbank, an affiliate of CAIH, provided KKM with a credit facility totaling $33 million (the "KKM Credit Facility"), consisting of $28 million that was used to repay a portion of the Shell Capital Loan and $5 million that was made available for KKM's working capital requirements. The
Company paid CAIH $1.79 million as a related restructuring fee.

The Note was recorded net of a $2.47 million discount, based on the fair market value of the Warrant issued in conjunction with the Note. The discount is amortized using the effective interest rate over the life of the Note. The principal balance of the Note is due on May 10, 2005 and accrued interest is payable quarterly. The Warrant is fully discussed in Note 13.

In June 2002, the Company prepaid $2 million of the $4 million outstanding principal balance of the Note. As a result, the Company recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount on the Note. The extraordinary loss was netted against the extraordinary gain from the restructuring of the Shell
Capital Loan. In March 2004, the Company reborrowed the $2 million.

In May 2004, the CAIH shares, the Warrant and the Note were purchased by Nelson.
See Note 20 for details of recent restructuring of the Note.

The Company recognized the following amounts of interest relating to the Note:

                                                 Year ended December 31,
                                            2004          2003           2002
                                            ----          ----           ----
                                            $000          $000           $000

             Interest on principal               422           240           189
             Discount amortization               494           286           234
                                            --------      --------       -------
                                                 916           526           423
                                            ========      ========       =======

                                      F-20

                            CHAPARRAL RESOURCES, INC.

12.      Loans Payable (continued)

The Note  (continued)
---------------------

Of the $422,000 interest paid by the Company during 2004, $362,000 was paid to Nelson.

In addition, as a result of the restructuring of the Shell Capital Loan, in 2002 the Company recognized a $6.56 million extraordinary gain on the extinguishment of debt. The extraordinary gain reflects the forgiveness of $9.07 million in principal, interest, and fees previously owed to Shell Capital, less $1.79 million in restructuring fees paid to CAIH, $509,000 in professional fees, and $220,000 in other costs and expenses. The Company recognized $2.75 million in interest expense on the Shell Capital loan during 2002. After May 2002, the Company has no further commitments or obligation under the Shell Capital Loan.

KKM Credit Facility
-------------------

As mentioned above, in May 2002, KKM established the KKM Credit Facility, a five-year, $33 million credit line with Kazkommertsbank. The KKM Credit Facility consisted of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $4.18 million and $4.0 million of interest expense on the KKM Credit Facility for the years ended December 31, 2004 and 2003, respectively.

The non-revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14% and is repayable over a five-year period with final maturity in May 2007. Accrued interest is payable quarterly, beginning in December 2002, and KKM began making quarterly principal repayments in May 2003. As of December 31, 2004, the Company had repaid $5 million in principal, with another $5 million of principal payments due in 2004 being deferred, on agreement with Kazkommertsbank, to 2005. The principal payment of $1 million due May 31, 2004 was deferred until August 31, 2004 and then to January 31, 2005, together with $2 million scheduled for payment on August 6, 2004. A principal payment of $2 million scheduled for payment on November 6, 2004 has been deferred until May 31, 2005.

The revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14%. The revolver is loaned to KKM for short-term periods up to one year, but KKM has the right to re-borrow the funds through May 2006 with final repayment due in May 2007. On December 30, 2003, Kazkommertsbank increased the revolving portion of the KKM Credit Facility from $3 million to $5 million. On the same date, KKM borrowed the additional $2 million to finance ongoing operations. The additional $2 million accrues interest at 14%. As at December 31, 2004, there was an outstanding balance of $3 million on the revolving portion of the loan which matured and was repaid on February 9, 2005. The revolving portion of the KKM Credit Facility is classified as current as of December 31, 2004. Accrued interest on the revolving loan is payable at maturity, except as noted.

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

The KKM Credit Facility stipulates certain events of default, including, but not limited to, KKM's inability to meet the terms of the KKM Credit Facility, KKM's failure to meet its obligations to third parties in excess of $100,000, and

                            CHAPARRAL RESOURCES, INC.

12.      Loans Payable (continued)

KKM Credit Facility (continued)

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

The maturity schedule of the Company's indebtedness as of December 31, 2004 is as follows:

                       Date             Principal Amount Due
                       ----             --------------------
                                                $000

                       2005                   20,000
                       2006                    8,000
                       2007                    4,000
                                       ----------------------
              Total principal due             32,000
                                       ======================

Balances as of December 31, 2004 under the different facilities are as follows:

                                                    Principal Amount Due
                                                    --------------------
                                                           $000

         KKM Credit Facility (Non - revolving)           25,000
         KKM Credit Facility (Revolving)                  3,000
         The Note                                         4,000
                                                  -----------------------
         Total principal due                             32,000
                                                  =======================


The loans are shown in the balance sheet net of the loan discount, which amounted to $222,000 at December 31, 2004 and $716,000 at December 31, 2003.

13.      Common Stock

General

1998 Incentive and Non-statutory Stock Option Plan

On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire the Company's common stock may be granted to officers, directors, employees or consultants of the Company and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or non-statutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. The Company has not granted any options under the 1998 Plan as of December 31, 2004.

                            CHAPARRAL RESOURCES, INC.

13.      Common Stock (continued)

2001 Stock Incentive Plan

In June 2001, the Company's stockholders approved the 2001 Stock Incentive Plan, which sets aside a total of 2.14 million shares of the Company's common stock for issuance to the Company's officers, directors, employees and consultants. The Company has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2004.

Non-Qualified Stock Options

During 2003, stock options to purchase 2,816 shares of the Company's common stock granted in 1997 to various employees and consultants of the Company expired. The expired options had exercise prices ranging between $43.20 and $142.50 per share.

Common Stock Offerings and Common Stock Warrant Issuances

In 1996, the Company sold 233,334 shares of common stock in a private placement at a price of $30 per share. In connection with the private placement, the Company issued warrants to purchase 17,033 shares of the Company's common stock for a total of $10 to the sales agent as a commission. In April 2002, these warrants expired.

As discussed in Note 12, Shell Capital's warrant for 1,785,455 shares of the Company's common stock was cancelled on May 2002 as part of the Shell Capital Loan restructuring. The warrants had an exercise price of $9.79.

In November 1997, the Company entered into a subscription agreement with an unaffiliated investor to purchase 225,000 shares of the Company's designated Series A, B, and C Redeemable Preferred Stock, for $100 per share. As of December 31, 1997, the investor had purchased 50,000 shares of the Company's Series A Redeemable Preferred Stock for $5 million. The Company issued a warrant for 15,000 shares at an exercise price of $0.60 per share as compensation to the placement agent in connection with the subscription agreement. On November 24, 2002, this share warrant expired.

On August 5, 1998, the Company retired two outstanding loans, totaling $1 million. The Company borrowed the $1 million on June 3, 1998, subject to a 7% interest rate. In conjunction with the loans, the Company issued warrants to purchase 16,667 shares of the Company's common stock, at an exercise price of $210 per share. On November 25, 2002, these warrants expired.

In May 2002, the Company issued 1 million shares of its outstanding common stock valued at $2.7 million and $1.2 million in cash to Dardana Limited, in exchange for 100% of the stock of MTI, which owns a 10% interest in KKM.

As discussed in Note 12, the Company issued to CAIH a warrant to purchase 3,076,923 shares of the Company's common stock at an exercise price of $1.30 per share, subject to certain anti-dilution provisions. The Warrant is exercisable for five years from May 10, 2002, the date of grant. The fair market value of the Warrant of $2.47 million was recorded as a discount on the Note. The fair market value of the Warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.09%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 0.624, and a weighted average life expectancy of 3.5 years. The Warrant was sold to Nelson in May 2004.

As discussed in Note 12, the Company received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or 60%, of the Company's outstanding common stock. These shares were sold to Nelson in May 2004.

In May 2002, the Company repurchased 50,000 shares of its Series A Redeemable Preferred Stock from an unrelated party for $2.3 million. The Series A Redeemable Preferred Stock had a carrying value of approximately $6 million, including $1.1 million in accrued dividends. The $3.7 million difference between the redemption price and the carrying value was booked directly to retained earnings.



                            CHAPARRAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.      Common Stock (continued)

SFAS 123 Disclosure

SFAS 123 requires that pro forma information regarding net income and earnings per share are determined as if the Company had accounted for its employee stock options under the fair value method as defined in SFAS 123. The fair value for the options issued is estimated at the date of grant using the Black-Scholes option pricing model by using weighted average assumptions, volatility factors of the expected market price of the Company's common stock and the weighted average life expectancy of the options. The Company did not issue any options during the period 2000 to 2004 and all outstanding options were fully vested as of December 31, 1999, therefore pro-forma information is not presented.

A summary of the Company's stock option activity and related information for the last three years ended December 31 is as follows:
                                                             Shares              Weighted              Weighted
                                                             Under           Average Exercise           Average
                                                             Option               Price               Fair Value
                                                            --------         -----------------        ----------
                                                                                     $                    $
Unexercised options outstanding - December 31, 2001           57,516                67.73                   -
Options Cancelled                                            (54,700)               66.32                   -
                                                            --------             --------              --------
Unexercised options outstanding - December 31, 2002            2,816                95.10                   -
Options Cancelled                                             (2,816)               95.10                   -
                                                            --------             --------              --------
Unexercised options outstanding - December 31, 2003             -                    -                      -
                                                            --------             --------              --------
Unexercised options outstanding - December 31, 2004             -                    -                      -
                                                            --------             --------              --------

Exercisable options             - December 31, 2002            2,816                95.10
                                - December 31, 2003             -                     -
                                - December 31, 2004             -                     -

The following table summarizes all common stock purchase warrant activity:

                                                            Number of                 Exercise
                                                              Stock                    Price
                                                             Warrants                  Range
                                                        -------------------        ---------------
                                                                                         $

     Outstanding, December 31, 2000                           1,837,822              0.0006 - 210
     Expired                                                     (3,334)                  51 - 75
                                                        -------------------        ---------------
     Outstanding, December 31, 2001                           1,834,488              0.0006 - 210
     Granted                                                  3,076,923                      1.30
     Expired                                                    (48,700)                  0 - 210
     Cancelled                                               (1,785,455)                     9.79
                                                        -------------------        ---------------
     Outstanding as of  December 31, 2002                     3,077,256               0.60 - 1.30
     Expired                                                       (333)                     0.60
                                                        -------------------        ---------------
     Outstanding as of  December 31, 2003                     3,076,923                      1.30
     Expired/cancelled/granted                                        -                         -
                                                        -------------------        ---------------
     Outstanding as of  December 31, 2004                     3,076,923                      1.30
                                                        ===================        ===============

                                                F-24

                            CHAPARRAL RESOURCES, INC.

13.      Common Stock (continued)

Earnings per Share

The following table reconciles basic and diluted earnings per share calculations:

                                                Income     Shares      Per-Share
                                                                         Amount
                                                 $000                      $
     Basic Earnings per Share
     Income available to common stockholders     8,522    38,209,502      0.223

     Effect of Dilutive Securities
     Warrants                                      --        197,781      0.001

     Diluted Earnings per Share
     Income available to common stockholders
        and assumed conversions                  8,522    38,407,283      0.222


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

For financial reporting purposes, income before income taxes, extraordinary gain, and cumulative effect of change in accounting principle includes the following components:

                                         Year ended December 31,
                                2004              2003              2002
                                ----              ----              ----
                                $000              $000              $000

       Domestic                    (1,745)           (3,883)           (5,923)
       Foreign                     17,387             9,047             7,387
                                ---------         ---------         ---------
                                   15,642             5,164             1,464
                                =========         =========         =========

                            CHAPARRAL RESOURCES, INC.

14.      Income Taxes (continued)

The components of the income tax provision are as follows:

                                                     Year ended December 31,
                                                   2004        2003        2002
                                                  ------      ------      ------
                                                    $000        $000        $000
Income tax provision:
  Current:
     Domestic                                       --          --          --
     Foreign                                       6,919       2,246       1,939
                                                  ------      ------      ------
  Total current                                    6,919       2,246       1,939
                                                  ------      ------      ------
  Deferred:
     Domestic                                       --          --          --
     Foreign                                         201       1,875         746
                                                  ------      ------      ------
  Total deferred                                     201       1,875         746
                                                  ------      ------      ------
Total provision for income taxes                   7,120       4,121       2,685
                                                  ======      ======      ======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                        Year Ended December 31,
                                                         2004            2003
                                                       --------        --------
                                                           $000            $000
Deferred tax assets:
  Oil and gas assets                                      1,279             983
  Sales of assets                                            25              23
  Obsolete inventory                                         82              52
  Amortization of derivatives                             1,400           1,400
  Compensation and accrued expenses                         517           1,022
  Capital loss on transfer of net
    profits interest                                      1,529           1,529
  Net operating loss carry-forwards                       8,428           8,645
  Other                                                      93            --
                                                       --------        --------
  Deferred tax assets                                    13,353          13,654
  Valuation allowance                                   (12,517)        (13,046)
                                                       --------        --------
Total deferred tax assets                                   836             608
Deferred tax liabilities:
  Depreciation and other basis
     differences                                         (4,094)         (3,665)
                                                       --------        --------
Net deferred tax liabilities                             (3,258)         (3,057)
                                                       ========        ========



                            CHAPARRAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.      Income Taxes (continued)

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $12.52 million valuation allowance at December 31, 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $529,000. The decrease in valuation allowance is mainly due to expiration of net operating losses from prior years and prior year return to provision adjustments.

As of December 31, 2004, the Company has estimated domestic tax loss carry-forwards of $24.8 million. These carry-forwards will expire at various times between 2005 and 2022.

                                         Expiration of domestic tax loss carry-forward
                                                                            Later
                                    1 Year     2-3 Years      4-5 Years     Years       Total
                                    ---------------------------------------------------------

                                     $000        $000            $000        $000       $000

         Tax loss carry-forward       433         520           1,137      22,676     24,766


During 2000, 2002 and 2004 the Company had an ownership change under ss.382 of the Internal Revenue Code, which significantly limits the Company's use of its net operating tax loss carry-forwards.

Undistributed earnings associated with the Company's interest in KKM amounted to approximately $18.03 million at December 31, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes
(subject to an adjustment for foreign tax credits) and withholding taxes payable to the Republic of Kazakhstan. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with the hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S.
liability. Withholding taxes of approximately $2.70 million would be payable upon remittance of all previously unremitted earnings at December 31, 2004.

                                      F-27



                            CHAPARRAL RESOURCES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.      Income Taxes (continued)

The following table summarizes the significant differences between the statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                           Year ended December 31,
                                                         2004        2003        2002
                                                        -------     -------     -------
                                                          $000        $000        $000

Income before minority interest, income taxes,           23,106       9,478       1,705
  extraordinary gain, and cumulative effect of change
  in accounting principle

Statutory tax rate                                           35%         35%         35%

Income taxes computed at statutory rate                   8,087       3,317         597
Losses and expenses with no tax benefit                   1,662       1,919         840
Expiration of NOL carry forwards                            152         320         597
Difference in foreign tax rate                           (1,289)       (694)       (378)
Valuation allowance                                        (529)        295         221
Reversal of provision for tax                              (791)       (899)       --
Additional foreign taxes/(benefit)                         (172)       (137)        808
                                                        -------     -------     -------
Income tax provision                                      7,120       4,121       2,685
                                                        =======     =======     =======


Foreign taxes applicable to the Company are specified under the Agreement with the Government of the Republic of Kazakhstan. As of December 31, 2004, the
Company has utilized all available foreign tax loss carry forwards.

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

The Ministry of State Revenues of the Republic of Kazakhstan had been considering penalties with respect to the Tax Claim in the amount of $970,000.
In March 2004 a court hearing was conducted which resulted in a reduction of these penalties to $53,000. This amount was paid in full during 2004.

The Company has used the best estimates available to determine the Company's deferred tax assets and liabilities. Refer to Note 16 regarding the uncertainties of taxation in the Republic of Kazakhstan.

15.      Operating Leases

The Company entered into a sublease agreement for office space extending from March 2000 through November 2003. At the expiration date of the lease, the Company moved its registered office from Houston, Texas to White Plains, New
York. In addition, the Company entered into a new 6 month lease agreement for reduced office space at a new location in Houston; as of March 31, 2004 this lease was renewed for a further 6 months. Effective June 30, 2004 the Company relocated its administrative offices to London and the Houston office lease was cancelled as at the same date. The remaining lease payments of approximately
$6,000 were contractually paid in full for the remainder of the lease. The

                                      F-28

                            CHAPARRAL RESOURCES, INC.

15.      Operating Leases (continued)

Company also cancelled its lease for its executive office in Almaty, Kazakhstan. The Almaty office was subleased from Nasikhat, an affiliate of Kazkommertsbank, for approximately $3,000 per month renewable at the Company's option on September 1, 2004. The remaining lease payments of approximately $10,200 were contractually paid in full for the remainder of the lease.

The Company's rental expense for 2004, 2003 and 2002 was approximately $30,000, $144,000 and $83,000, respectively.

16.      Commitments and Contingencies

Taxation
--------

As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. Management then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, management must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance that could materially impact the Company's financial condition and results of operations.


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

In December 2002, KKM received an amendment to the Agreement to provide for the stabilization of taxes and clarification on tax laws applicable to KKM. The amendment increased the KKM royalty rate from 8% to 8.14% and allowed KKM to use the lower current tax rates for payroll taxes, social taxes and pension taxes. In addition, during 2003 the royalty rate was increased to 8.4% from 8.14%. The effect of these changes is reflected in the Company's financial statements from the year ended December 31, 2003 onwards.

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

                            CHAPARRAL RESOURCES, INC.

17.      Local Oil Sales Requirements and Export Quotas

The ability of the Company to realize the carrying value of its assets is dependent on being able to transport hydrocarbons and finding appropriate markets for their sale. Domestic markets in the Republic of Kazakhstan currently do not permit world market prices to be obtained. The Company is responsible for obtaining export quotas and finalizing access routes through the KTO pipeline and onward through the Russian pipeline system. The Company has a right to export, and receive export quota for, 100% of the production from the Karakuduk Field under the terms of the Agreement.

During 2004, the Company sold all of its exported crude oil to Vitol Central Asia S.A.

Oil and gas producers within Kazakhstan are required to sell a certain portion of their crude oil production to the local market to supply local energy needs. Sales to export and local markets can be summarized as follows:

                                          Year Ended December 31,
                                          2004              2003
                                        ---------         ---------
              Export market sales
                       bbls             2,544,000         2,591,000
                       $000                75,631            56,668
                       % by value             96%               98%

               Local market sales
                       bbls               214,000           103,000
                       $000                 2,820               947
                       % by value              4%                2%

The Company continues to seek an amicable resolution with the Government to eliminate local market requirements and is no longer considering commencing formal arbitration proceedings pursuant to its contractual arrangements with the Government.

18.      Capital Commitments

On December 31, 2004, the Company's contract with KazMunayGas-Drilling ("KMGD"), an affiliate of KMG, for one development drilling rig currently operating in the Karakuduk Field expired. The same rig is now contracted through Oil and Gas Drilling and Exploration of Kracow (OGEC) for a one year term to December 31, 2005. The minimum payments under the drilling contract with OGEC for 2005 are $4.50 million. The Company's other drilling and operations related contracts can either be cancelled within 30 days or are on a call-off (as required) basis.

The Company has no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk Field.

19.      Related Party Transactions

In 2003, the Company approved a one-year agreement with OJSC Kazkommerts Securities ("KKS"), an affiliate of Kazkommertsbank. The agreement was effective as of January 7, 2003 and provided for KKS to assist the Company's senior management with financial advisory and investment banking services. In consideration for the services KKS received a monthly fee of $25,000 (the "Advisory Fee"). The agreement was extended for four months and ended April 30, 2004.

                            CHAPARRAL RESOURCES, INC.

19.      Related Party Transactions (continued)

Kazkommerts Policy, an affiliate of Kazkommertsbank, is the major insurer of KKM's oil and gas activities. The current insurance policy expires in March 2005, when the policy will be awarded according to a tender process that is currently in progress.

KKM has a contract to transport 100% of its oil sales through the pipeline owned and operated by KTO, a wholly owned subsidiary of KMG, the 40% minority shareholder in KKM until December 2004. The rates for transportation are in accordance with those approved by the Government of the Republic of Kazakhstan. Currently, the use of the KTO pipeline system is the only viable method of exporting KKM's production. As KTO notifies KKM of the export sales allocated to it on a monthly basis, KTO controls both the volume and transportation cost of export sales.

KKM makes a prepayment for crude transportation based upon the allocation of export sales received from KTO. This prepayment includes pipeline costs charged by the operators of the Russian and Ukrainian pipeline systems which are dependent upon the point of sale of KKM's exports. During 2004, KKM paid $13.35 million to KTO, of which $13.14 million related to transportation costs for sales during 2004. Comparably during 2003, KKM paid $11.56 million to KTO, of which $11.29 million related to transportation costs for sales during 2003. See
Note 3 for prepaid transportation as of December 31, 2004 and 2003.

KTO charges KKM for associated costs of oil storage within their pipeline system, sales commission and customs clearance fees in respect to export sales. KTO also provides KKM with water through the Volga Water pipeline. Amounts recognized for these services during 2004 and 2003 were $204,000 and $267,000, respectively.

KMGD, a subsidiary of KMG, provided a drilling rig for the drilling campaign, which commenced February 12, 2003 and was contracted to provide the services of a drilling rig until the end of December 2004.

The total amounts of the transactions with the above related companies are as follows:

                                                      2004        2003
                                                      ----        ----
                                                      $000        $000

                       Kazkommerts Policy              778         524
                       KTO                          13,348      11,561
                       KMGD                          5,256       5,999



Included in accounts payable as of December 31 are the following amounts:
                                                      2004        2003
                                                      ----        ----
                                                      $000        $000

                       Kazkommerts Policy              195          48
                       KTO                               8          97
                       KMGD                            371         998
                                                ----------  ----------
                                                       574      1 ,143
                                                ==========  ==========

                            CHAPARRAL RESOURCES, INC.

19.      Related Party Transactions (continued)

In August 2004, the Company approved a two-year agreement with Nelson to provide corporate administrative services and financial advisory services (the "Service Agreement") to support its business activities. The Service Agreement is effective as of June 1, 2004 and can be terminated upon 30 days written notice by either party. In consideration for these services Nelson will receive a fixed monthly fee of $20,000 for administrative services and $25,000 for financial advisory services (the "Management Fee"). As part of the Service Agreement, Nelson is also required to provide personnel to cover Chaparral's executive and managerial needs. The cost of executive and managerial personnel will be allocated on the basis of the cost of personnel involved and on the percentage of time actually spent by such personnel on matters related to Chaparral, as mutually agreed by the parties from time to time. In addition, Nelson will use its greater buying power to obtain more favorable rates for goods and services, including insurance coverage, for Chaparral. These expenditures will be passed to Chaparral at cost with a ten percent mark-up. As of December 31, 2004, the Company has recorded $682,000 related to the Management Fee, the executive and managerial cost, insurance coverage and the mark-up under the Service Agreement.

On June 3, 2004, KKM entered into a three year agency agreement with Nelson (the "Marketing Agreement"), whereby Nelson becomes the duly authorized, exclusive agent for the purpose of marketing crude oil, and is empowered to represent the interests of KKM in relations with governmental authorities and commercial organizations and also enter into contracts and agreements and any other documents necessary for and related to the marketing of crude oil. The Marketing Agreement is effective as of June 1, 2004 and can be terminated upon 90 days written notice by either party. As consideration for the services provided under the Marketing Agreement, KKM shall pay Nelson a fixed fee of $20,000 per month and a variable fee of five US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is more than 10% of the total amount of production, or eight US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is less than 10% of the total amount of production (the "Marketing Fee"). For 2004, $274,000 was accrued under the Marketing Agreement.

All other related party transactions are disclosed in other notes to the financial statements. The loans with Kazkommertsbank and Nelson are disclosed in
Note 12 and prepaid transportation to KTO in Note 3. See Note 20 for details of recent restructuring of the Note.

20.      Subsequent Events

The payment of principal of $3 million on the KKM Credit Facility that was deferred from 2004 was paid on the rescheduled date of January 31, 2005. The principal payment of $2 million due on February 6, 2005 was paid on time. The $3 million revolving loan amount due on February 9, 2005 was repaid and redrawn on that day, with a maturity date of August 9, 2005. An additional $2 million was drawn under the revolving portion of the facility on February 17, 2005 with a maturity date of August 17, 2005.

In February 2005, the Kazakh tax authorities started an audit of KKM's tax records for the years 2002 and 2003. In March 2005, KKM received a preliminary assessment for underpaid taxes and related fines and penalties of approximately $1.35 million and $0.29 million, respectively. This assessment is subject to further discussions and could differ significantly from the final assessment. KKM's assessment is that the additional tax obligation may be only $0.26 million. Management is of the opinion that the eventual outcome of the tax audit will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     On March 24, 2005, KKM signed a $40 million Structured Crude Oil Pre-export Credit Facility Agreement with BNP Paribas (Suisse) SA and others (the "BNP Credit Facility"). Subject to meeting conditions precedent within 30 days of signing, funds from this facility will be available for use to cover any short-term working capital deficiencies and to pay down the existing loan with Kazkommertsbank. Amounts borrowed under the BNP Credit Facility are repayable in 36 equal monthly installments commencing between six and seven months after the signing date. The interest rate is LIBOR plus 3.25% for the first 12 months and LIBOR plus 4.00% thereafter. The lenders also require that KKM implement a crude oil price hedging program, in a form satisfactory to the lenders. In addition, on March 22, 2005, Chaparral and CAP-G signed a Promissory Note Amendment Agreement with Nelson (the "Amended Note"). This provides for a prepayment of $1 million of the $4 million due to be repaid to Nelson on May 10, 2005 under the existing $4 million loan note and the replacement of the existing loan note with a new loan note for $3 million on substantially similar terms, but with an increase in the interest rate from 12% to 14% from May 10, 2005 and an extension of the maturity date of one year to May 10, 2006. The debt refinancing, coupled with current production and price levels, will enable the Company to meet all current financial obligations and continue with field development.

                            CHAPARRAL RESOURCES, INC.
            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                        PRODUCING ACTIVITIES - UNAUDITED

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

KKM sold 2.76 million barrels of crude oil in 2004, of which 214,000 barrels, or approximately 8%, were sold to the local market. Comparatively, the Company sold
2.69 million barrels of crude oil in 2003, of which 103,000, or approximately 4%, was sold to the local market. Under the Agreement, KKM has the right to sell 100% of its production on the export market for world market prices and a right to export 100% of its production under the terms of its Agreement with the Government. Although the Company expects to sell 100% of its production on the export market in future years, the year-end prices used for the standardized measure of discounted net cash flows for 2004 reflects the assumption that 10% of KKM's production will be sold on the local market for a substantially lower net oil price. Year-end prices used for the standardized measure of discounted net cash flows for 2003 and 2002 reflect the assumption that 5% and 15% of KKM's production would have been sold on the local market for a substantially lower net oil price, respectively.

Proved reserves are estimated reserves of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves and estimated future income tax expenses. The estimated future net cash flows are then discounted using a rate of 10% a year to reflect the estimated timing of the future cash flows.



                                                     CHAPARRAL RESOURCES, INC.
                                     SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                                                 PRODUCING ACTIVITIES - UNAUDITED



  Proved Oil and Gas Reserve Quantities (All within the Republic of Kazakhstan)

                                                                              Year Ended December 31,
                                                    -----------------------------------------------------------------------------
                                                              2004                     2003                      2002
                                                              ----                     ----                      ----
                                                        Oil          Gas          Oil         Gas          Oil           Gas
                                                      Reserves     Reserves    Reserves     Reserves     Reserves     Reserves
                                                      (mbbls.)      (Mcf.)     (mbbls.)      (Mcf.)      (mbbls.)      (Mcf.)
                                                    ------------- ----------- ------------ ----------- ------------- ------------
Proved developed and undeveloped reserves:
     Balance January 1                                    25,616           -       21,855           -        29,921            -
     Revision of previous estimates                       17,813           -        6,455           -        (5,348)           -
     Extensions, discoveries and other additions               -           -            -           -             -            -
     Production                                           (2,835)          -       (2,694)          -        (2,718)           -
                                                    ------------- ----------- ------------ ----------- ------------- ------------
     Balance December 31                                  40,594           -       25,616           -        21,855            -
                                                    ============= =========== ============ =========== ============= ============
Minority interest in KKM's proved
  developed and undeveloped reserves                      16,238           -       10,246           -         8,742            -
                                                    ============= =========== ============ =========== ============= ============

Proved developed reserves                                 10,714           -       15,107           -         9,321            -
                                                    ============= =========== ============ =========== ============= ============
Minority interest in KKM's
  proved developed reserves                                4,286           -        6,043           -         3,728            -
                                                    ============= =========== ============ =========== ============= ============


Capitalized Costs Relating to Oil and Gas Producing Activities (All within the Republic of Kazakhstan)

                                                                   Year Ended December 31,
                                                                 2004              2003              2002
                                                                 ----              ----              ----
                                                                 $000              $000              $000

       Unproved oil and gas properties
           Expenditures on oil and gas properties                   -             2,942             8,814
           Material and supplies inventory                      5,238             3,189             2,456
       Proved oil and gas properties                          153,001           118,347            84,853
                                                    ------------------ ----------------- -----------------
                                                              158,239           124,478            96,123
       Accumulated depreciation and depletion                 (58,035)          (40,915)          (25,105)
                                                    ------------------ ----------------- -----------------
       Net capitalized cost                                   100,204            83,563            71,018
                                                    ================== ================= =================

                                                   F-34

                            CHAPARRAL RESOURCES, INC.
            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                        PRODUCING ACTIVITIES - UNAUDITED


 Cost Incurred in Oil and Gas Property Acquisition, Exploration and Development
                                   Activities
                     (All within the Republic of Kazakhstan)

                                                      Year Ended December 31,
                                                2004         2003         2002
                                               -------      -------      -------
                                                  $000         $000         $000

Acquisition costs (1)                             --           --          3,881
Exploration and appraisal costs                   --           --           --
Development costs (2)                           31,712       27,642       10,287
                                               -------      -------      -------
                                                31,712       27,642       14,168
                                               =======      =======      =======


(1) Acquisition cost for the year 2002 represents the cost of acquiring an additional 10% interest in KKM through the acquisition of 100% of the outstanding stock of MTI.

(2)  Development costs include costs for asset retirement obligations.

   Results of Operations for Producing Activities (All within the Republic of
                                  Kazakhstan)

                                                    Year Ended December 31,
                                                 2004        2003        2002
                                               --------    --------    --------
                                                   $000        $000        $000

Oil revenue                                      78,451      57,615      45,133
Transportation costs                            (14,046)    (11,474)     (9,427)
Operating expenses                               (8,319)     (5,915)     (7,678)
Depreciation, depletion and amortization        (18,180)    (18,038)    (12,804)
Accretion expense                                  (112)        (73)       --
                                               --------    --------    --------
                                                 37,794      22,115      15,224
Provision for income taxes (1)                  (11,595)     (6,964)     (3,633)
                                               --------    --------    --------

                                                 26,199      15,151      11,591
                                               ========    ========    ========

(1) Income tax expense is calculated by applying the statutory tax rate to operating profit, adjusted for applicable net operating loss carry forwards.

                            CHAPARRAL RESOURCES, INC.
            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                        PRODUCING ACTIVITIES - UNAUDITED


  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein
                    Relating to Proven Oil and Gas Reserves
                    (All within the Republic of Kazakhstan)


                                                  Year Ended December 31,
                                              2004         2003         2002
                                            ---------    ---------    ---------
                                                 $000         $000         $000

Future cash inflows                           971,463      476,969      377,660
Future development costs (1)                 (171,210)     (73,642)     (83,189)
Future production costs                      (293,295)     (53,338)     (50,952)
Future income tax expenses                   (136,557)     (90,699)     (55,699)
                                            ---------    ---------    ---------
Future net cash flows                         370,401      259,290      187,820
10% annual discount for
   estimated timing of cash flows            (165,816)     (92,108)     (59,081)
                                            ---------    ---------    ---------
Standardized measure of discounted net
   cash flows                                 204,585      167,182      128,739
                                            =========    =========    =========

Minority interest                              81,834       66,873       51,496
                                            =========    =========    =========


(1)  Development costs include costs for asset retirement obligations.


Principal Sources of Change in the Standardized Measure of Discounted Future Net Cash Flows

                                                  Year Ended December 31,
                                              2004         2003         2002
                                            ---------    ---------    ---------
                                                 $000         $000         $000

Beginning balance                             167,182      128,739       80,688
Sales of oil produced, net of production
   and transportation costs                   (56,086)     (40,226)     (28,028)
Extensions and discoveries                       --           --           --
Net changes in prices, production
   costs and future development costs        (186,144)      (3,377)     129,412
Net changes due to revisions of previous
   quantity estimates                         267,752       79,054      (63,344)
Development cost incurred                      31,712       27,642       10,287
Accretion of discount                           9,892          463       10,393
Net change in income taxes                    (29,723)     (25,113)     (10,669)
                                            ---------    ---------    ---------
Ending balance                                204,585      167,182      128,739
                                            =========    =========    =========



                                                     CHAPARRAL RESOURCES, INC.
                                                     SUPPLEMENTAL INFORMATION
                                           SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED


2004 Quarterly Information

                                                                    For the Three Months Ended                    Total as of
                                                     ---------------------------------------------------------   ---------------
                                                      March 31,     June 30,    September 30,   December 31,      December 31,
$000 (except share amounts)                              2004         2004          2004            2004              2004
                                                     ---------------------------------------------------------   ---------------

Revenue (1)                                                15,609       17,471          22,078         23,293            78,451
Transportation and operating costs                          5,363        4,755           5,089          7,157            22,364
Depreciation and depletion                                  4,386        4,150           4,276          5,368            18,180
                                                     ---------------------------------------------------------   ---------------
Operating income                                            5,860        8,566          12,713         10,768            37,907
                                                     =========================================================   ===============

Income before taxes and cumulative effect of
   change in accounting principle                           1,776        3,182           6,681          4,003            15,642
Income taxes                                                1,142        1,882           3,122            974             7,120
                                                     ---------------------------------------------------------   ---------------
Income before extraordinary gains                             634        1,300           3,559          3,029             8,522
Cumulative effect of change in accounting principle            --           --              --             --                --
                                                     ---------------------------------------------------------   ---------------
Net income available to common Stockholders                   634        1,300           3,559          3,029             8,522
                                                     =========================================================   ===============

Basic earnings per share:
  Income per share before cumulative effect of
     change in accounting principle                        $ 0.02       $ 0.03          $ 0.09         $ 0.08            $ 0.22
  Cumulative effect of change in accounting
     principle                                                 --           --              --             --                --
  Net income per share                                     $ 0.02       $ 0.03          $ 0.09         $ 0.08            $ 0.22
  Basic weighted average number of shares outstanding  38,209,502   38,209,502      38,209,502     38,209,502        38,209,502


Diluted earnings per share:
  Income per share before cumulative effect of
     change in accounting principle                        $ 0.02       $ 0.03          $ 0.09         $ 0.08            $ 0.22
  Cumulative effect of change in accounting principle          --           --              --             --                --

  Net income per share                                     $ 0.02       $ 0.03          $ 0.09         $ 0.08            $ 0.22
  Diluted weighted average number of shares
     outstanding                                       38,209,502   38,209,502      38,209,502     38,754,051        38,407,283

(1) Revenue is presented gross of transportation and marketing cost in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and
     Costs

                                      F-37



                                                     CHAPARRAL RESOURCES, INC.
                                                     SUPPLEMENTAL INFORMATION
                                           SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED



2003 Quarterly Information


                                                                    For the Three Months Ended                    Total as of
                                                     ---------------------------------------------------------   ---------------
                                                      March 31,     June 30,    September 30,   December 31,      December 31,
$000 (except share amounts)                              2003         2003          2003            2003              2003
                                                     ---------------------------------------------------------   ---------------

Revenue (1)                                                 7,813        8,472          23,308         18,022            57,615
Transportation and operating costs                          2,785        3,048           6,288          5,268            17,389
Depreciation and depletion                                  2,438        3,319           7,140          5,141            18,038
                                                     ---------------------------------------------------------   ---------------
Operating income                                            2,590        2,105           9,880          7,613            22,188
                                                     =========================================================   ===============

Income/(loss) before taxes and cumulative effect
   of change in accounting principle                        (617)        (779)           4,550          2,010             5,164
Income taxes                                                  352          330           2,479            960             4,121
                                                     ---------------------------------------------------------   ---------------
Income/(loss) before extraordinary gains                     (969)     (1,109)           2,071          1,050             1,043

Cumulative effect of change in accounting principle         1,018            -               -              -             1,018
                                                     ---------------------------------------------------------   ---------------
Net income/(loss) available to common Stockholders             49      (1,109)           2,071          1,050             2,061
                                                     =========================================================   ===============

Basic earnings per share:
  Income/(loss) per share before cumulative effect of
     change in accounting principle                       $(0.03)     $ (0.03)          $ 0.05         $ 0.03            $ 0.03
  Cumulative effect of change in accounting               $ 0.03      $  0.00              --             --            $ 0.02
     principle
  Net income/(loss) per share                             $(0.00)     $ (0.03)          $ 0.05         $ 0.03            $ 0.05
  Basic weighted average number of shares
     outstanding                                      38,209,502   38,209,502       38,209,502     38,209,502        38,209,502

Diluted earnings per share:
  Income/(loss) per share before cumulative effect of
     change in accounting principle                       $(0.03)      $(0.03)          $ 0.05         $ 0.03            $ 0.03
  Cumulative effect of change in accounting               $ 0.03       $ 0.00              --             --            $ 0.02
     principle
  Net income/(loss) per share                             $(0.00)      $(0.03)          $ 0.05         $ 0.03            $ 0.05
  Diluted  weighted average number of shares
     outstanding                                      38,209,502   38,209,635       38,408,726     38,209,502        38,209,502


(1) Revenue is presented gross of transportation and marketing cost in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and
     Cost

                                      F-38