Form 10-Q
period 2005-03-31
CHAPARRAL RESOURCES INC
filed 2005-05-16
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

         YES  |_|          NO  |X|


     As of May 11, 2005 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.

                            CHAPARRAL RESOURCES, INC.
                                    FORM 10-Q
                                 MARCH 31, 2005
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION

Item l.    Financial Statements
           --------------------

                Consolidated Condensed Balance Sheets as of
                March 31, 2005 and December 31, 2004                           1

                Consolidated Condensed Statements of Operations for the
                Three Months Ended March 31, 2005 and 2004                     3

                Consolidated Condensed Statements of Cash Flows for the
                Three Months Ended March 31, 2005 and 2004                     4

                Notes to Consolidated Condensed Financial Statements           6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13
           -----------------------------------------------------------

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         17
           ----------------------------------------------------------

Item 4.    Controls and Procedures                                            18
           -----------------------

PART II.   OTHER INFORMATION

Item 6.    Exhibits                                                           19
           --------

           Signatures                                                         20
           ----------

                                     Part I - Financial Information

                                      Item 1 - Financial Statements

                                         Chaparral Resources, Inc.
                                  Consolidated Condensed Balance Sheets

                                                                             March 31,       December 31
                                                                              2005                2004
                                                                          (Unaudited)
                                                                          ------------------------------
                                                                             $000                  $000
Assets
Current assets:
  Cash and cash equivalents                                                 10,469                 9,611
  Accounts receivable:
     Oil sales receivable                                                      297                   316
     VAT receivable                                                          3,808                 2,212
  Other receivables from affiliates                                           --                   1,002
  Prepaid expenses                                                           2,868                 3,472
  Crude oil inventory                                                          400                    36
                                                                          ------------------------------
Total current assets                                                        17,842                16,649

Materials and supplies                                                       5,115                 5,238
Other                                                                          378                   336
Property, plant and equipment:
   Oil and gas properties, full cost                                       158,912               153,001
   Other property, plant and equipment                                      11,031                10,974
                                                                          ------------------------------
                                                                           169,943               163,975
   Less - accumulated depreciation, depletion and amortization             (67,706)              (62,495)
                                                                          ------------------------------
Property, plant and equipment, net                                         102,237               101,480
                                                                          ------------------------------

Total assets                                                               125,572               123,703
                                                                          ==============================

See accompanying notes.



                                          Chaparral Resources, Inc.
                              Consolidated Condensed Balance Sheets (continued)

                                                                            March 31,          December 31,
                                                                             2005                 2004
                                                                          (Unaudited)
                                                                          ---------------------------------
                                                                             $000                 $000
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                          8,902                8,540
   Advances received                                                          --                    387
   Prepaid sales                                                             5,570                6,590
   Accrued liabilities:
     Accrued compensation                                                      246                  241
     Accrued interest payable                                                  513                  713
     Other accrued liabilities                                               1,586                1,822
     Current income tax liability                                            2,540                2,052
   Current portion of loans payable                                         15,000               19,778
                                                                          -----------------------------
Total current liabilities                                                   34,357               40,123

Accrued production bonus                                                       318                  299
Loans payable                                                               12,929               12,000
Deferred tax liability                                                       3,201                3,258
Minority interest                                                           14,921               12,099
Asset retirement obligation                                                  1,320                1,232

Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of  $0.0001 par value; issued and outstanding,
     38,209,502 shares as of March 31, 2005 and
     December 31, 2004                                                           4                    4
   Capital in excess of par value                                          107,226              107,226
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
       undesignated. Issued and outstanding - none                            --                   --
   Accumulated deficit                                                     (48,704)             (52,538)
                                                                          -----------------------------
Total stockholders' equity                                                  58,526               54,692
                                                                          -----------------------------
Total liabilities and stockholders' equity                                 125,572              123,703
                                                                          =============================

See accompanying notes.




                                              Chaparral Resources, Inc.
                            Consolidated Condensed Statements of Operations (Unaudited)

                                                                            For the Three Months Ended
                                                                      ------------------------------------
                                                                         March 31,               March 31,
                                                                          2005                     2004
                                                                      ------------------------------------
                                                                              $000 (except share data)

Revenue                                                                    24,327                   15,609

Costs and expenses:
   Transportation costs                                                     3,487                    3,153
   Operating expenses                                                       3,826                    2,210
   Marketing fee                                                              122                     --
   Depreciation and depletion                                               5,018                    4,386
   Management fee                                                             193                     --
   Advisory fee                                                              --                         75
   Accretion expense                                                           36                       25
   General and administrative                                               1,421                    1,649
                                                                      ------------------------------------
Total costs and expenses                                                   14,103                   11,498
                                                                      ------------------------------------

Income from operations                                                     10,224                    4,111

Other income/(expense):
   Interest income                                                             86                       45
   Interest expense                                                        (1,226)                  (1,234)
   Currency exchange gain/(loss)                                                8                      (80)
   Minority interest                                                       (2,822)                  (1,066)
                                                                      ------------------------------------
Income before income taxes                                                  6,270                    1,776

Income tax expense                                                          2,436                    1,142
                                                                      ------------------------------------
Net income available to common Stockholders                                 3,834                      634
                                                                      ====================================

Basic earnings per share:
  Net income per share                                                $      0.10              $      0.02
  Weighted average number of shares outstanding (basic)                38,209,502               38,209,502

Diluted earnings per share:
  Net income per share                                                $      0.10              $      0.02
  Weighted average number of shares outstanding (diluted)              39,117,455               38,209,502

See accompanying notes.



                                        Chaparral Resources, Inc.
                   Consolidated Condensed Statements of Cash Flows (Unaudited)


                                                                     For the Three Months Ended
                                                                    ----------------------------
                                                                     March 31,         March 31,
                                                                       2005               2004
                                                                    ---------------------------
                                                                       $000              $000
Cash flows from operating activities

Net income                                                             3,834                634

Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization                          5,018              4,386
     Deferred income taxes                                               (57)               431
     Accretion expense                                                    36                 25
     Amortization of note discount                                       151                109
     Currency exchange (gain)/loss                                        (8)                80
     Minority interest                                                 2,822              1,066

Changes in assets and liabilities:
     (Increase)/decrease in:
       Accounts receivable                                              (578)              (325)
       Prepaid expenses                                                  606             (1,341)
       Crude oil inventory                                              (171)               112
     Increase/(decrease) in:
       Accounts payable and accrued liabilities                          293                823
       Accrued interest payable                                         (200)               148
       Other liabilities                                              (1,000)                52
                                                                     --------------------------
Net cash provided by operating activities                             10,746              6,200
                                                                     --------------------------

Cash flows from investing activities

Additions to property, plant and equipment                               (58)            (1,100)
Capital expenditures on oil and gas properties                        (5,788)            (4,546)
                                                                     --------------------------
Net cash used by investing activities                                 (5,846)            (5,646)
                                                                     --------------------------




                                Chaparral Resources, Inc.
           Consolidated Condensed Statements of Cash Flows (Unaudited) (continued)


                                                                     For the Three Months Ended
                                                                   ------------------------------
                                                                   March 31,             March 31,
                                                                     2005                   2004
                                                                   -------------------------------
                                                                     $000                   $000
Cash flows from financing activities

Proceeds from loans                                                   6,000                   2,000
Payments on loans                                                   (10,000)                   --
Other long-term assets                                                  (42)                   --
                                                                    -------                 -------
Net cash (used in)/provided by financing activities                  (4,042)                  2,000
                                                                    -------                 -------

Net increase in cash and cash equivalents                               858                   2,554
Cash and cash equivalents at beginning of period                      9,611                   2,639
                                                                    -------                 -------
Cash and cash equivalents at end of period                           10,469                   5,193
                                                                    =======                 =======

Supplemental cash flow disclosure

Interest paid                                                         1,275                   1,045
Income taxes paid                                                     1,947                     713

Supplemental schedule of non-cash investing and financing activities

Non-cash additions to oil and gas properties                             79                   1,432

See accompanying notes.

                                       5

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)

1. General

Chaparral Resources, Inc. ("Chaparral") was incorporated in the state of Colorado on January 13, 1972, principally to engage in the exploration, development and production of oil and gas properties. Chaparral focuses substantially all of its efforts on the development of the Karakuduk Field, an oil field located in the Central Asian Republic of Kazakhstan. In 1999, Chaparral reincorporated from Colorado to Delaware.

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

As of March 31, 2005, Chaparral owns a 60% interest in KKM, a Kazakhstan Joint Stock Company of Closed Type. KKM was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

KKM's rights to the Karakuduk Field may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of KKM's registration. The Agreement can be extended to a date agreed between the Ministry of Energy and Mineral Resources and KKM as long as production of petroleum and/or gas is continued in the Karakuduk Field.

KKM is owned jointly by CAP-G (50%), MTI (10%) and Nelson Resources Limited ("Nelson") (40%). Nelson bought its 40% share in December 2004 from KazMunayGas JSC ("KMG"), the national petroleum company of Kazakhstan, owned by the government of the Republic of Kazakhstan. Since May 2004, Nelson has owned approximately 60% of the outstanding common stock of Chaparral.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

3.       Prepaid Expenses

The breakdown of Prepaid Expenses is as follows:

                                                            $000
                                                -----------------------------
                                                 March 31,         December 31,
    Description                                    2005              2004
    -----------                                  ----------------------------

    Prepaid transportation costs                       746             1,151
    Advanced payments for materials
     and supplies                                    1,048             1,461
    Prepaid insurance                                  619               568
    Other prepaid expenses                             455               292
                                                ----------------------------
    Total prepaid expenses                           2,868             3,472
                                                ============================

Prepaid transportation costs represent prepayments of export tariffs to CJSC KazTransOil ("KTO"), a 100% subsidiary of KMG, necessary to sell oil on the export market, which is expensed in the period the related oil revenue is recognized. Advanced payments for materials and supplies represent prepayments for general materials and supplies to be used in the development of the Karakuduk Field.

4. Asset Retirement Obligation

FASB No. 143 requires entities to record the fair value of the liability for asset retirement obligations (ARO) in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

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

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


4. Asset Retirement Obligation (continued)

The following table shows movements in the Company's asset retirement obligation liability:

                                                                $000
                                                     ------------------------
                                                       March 31,      March 31,
                                                          2005           2004
                                                          ----           ----

 Asset retirement obligation at
   beginning of period                                    1,232           804
 Accretion expense                                           36            25
 Additional provision for new wells                          52            46
                                                    -------------------------
 Asset retirement obligation at end of period             1,320           875
                                                    =========================

5. Change in Control

In May 2004, Nelson purchased from Central Asian Industrial Holdings, N.V. ("CAIH") 22,925,701 shares of Chaparral, representing 60% of Chaparral's issued and outstanding common stock. As part of the transaction, a Stock Purchase Warrant exercisable for 3,076,923 shares of the Company's common stock originally issued to CAIH, and a promissory note of the Company payable to CAIH (the "Note"), with a principal amount of $4 million (see Note 6), were transferred by CAIH to Nelson. The total purchase price was $23.9 million.

6. Loans from Affiliates

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

The Note was recorded net of a $2.47 million discount, based on the fair market value of the Warrant issued in conjunction with the Note. The discount is amortized using the effective interest rate over the original life of the Note. The principal balance of the Note was originally due on May 10, 2005 and accrued interest is payable quarterly. On March 24, 2005, Chaparral and CAP-G signed a Promissory Note Amendment Agreement pursuant to which a $1million prepayment of the Note was made on March 31, 2005 and the maturity of the remaining balance of the Note was extended to May 10, 2006 (see further discussion below).

In June 2002, the Company prepaid $2 million of the $4 million outstanding principal balance of the Note. As a result, the Company recognized an extraordinary loss on the early extinguishment of debt of $1.22 million from the write-off of 50% of the unamortized discount on the Note. The extraordinary loss was netted against the extraordinary gain from the restructuring of the Shell Capital Loan. In March 2004, the Company re-borrowed the $2 million.

In May 2004, the CAIH shares, the Warrant and the Note were purchased by Nelson. On March 24, 2005, Chaparral and CAP-G signed a Promissory Note Amendment Agreement with Nelson. This provided for a prepayment of $1 million of the $4 million due to be repaid to Nelson on May 10, 2005 under the existing $4 million loan note and the replacement of the existing loan note with a new loan note for $3 million on substantially similar terms, but with an increase in the interest

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


6. Loans from Affiliates (continued)

rate from 12% to 14% from May 10, 2005 and an extension of the maturity date of one year to May 10, 2006. On March 31, 2005 the $1 million prepayment was made, the existing loan note was cancelled and the new loan note was signed. See Item 2 paragraph 1, General Liquidity Considerations.

KKM Credit Facility
-------------------

As mentioned above, in May 2002, KKM established the KKM Credit Facility, a five-year, $33 million credit line with Kazkommertsbank. The KKM Credit Facility consisted of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $0.90 million and $1.13 million of interest expense on the KKM Credit Facility for the three months ended March 31, 2004 and 2005 respectively.

The non-revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14% and is repayable over a five-year period with final maturity in May 2007. Accrued interest is payable quarterly, beginning in December 2002, and KKM began making quarterly principal repayments in May 2003. As of March 31, 2005, the Company had repaid $10 million in principal, with another principal payment of $2 million scheduled for payment on November 6, 2004 being deferred, on agreement with Kazkommertsbank, to May 31, 2005.

The revolving portion of the KKM Credit Facility accrues simple interest at an annual rate of 14%. The revolver is loaned to KKM for short-term periods up to one year, but KKM has the right to re-borrow the funds through May 2006 with final repayment due in May 2007. On December 30, 2003, Kazkommertsbank increased the revolving portion of the KKM Credit Facility from $3 million to $5 million. On the same date, KKM borrowed the additional $2 million to finance ongoing operations. The additional $2 million accrues interest at 14%. As at March 31, 2005, there was an outstanding balance of $5 million on the revolving portion of the loan, $3 million maturing on August 9, 2005 and $2 million maturing on August 17, 2005. The revolving portion of the KKM Credit Facility is classified as current as of March 31, 2005. Accrued interest on the revolving loan is payable at maturity.

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

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


6. Loans from Affiliates (continued)

The maturity schedule of the Company's indebtedness as of March 31, 2005 is as follows:

                        Date            Principal Amount Due
                        ----            --------------------
                                                 $000

                        2005                     13,000
                        2006                     11,000
                        2007                      4,000
                                                 ------
                Total principal due              28,000
                                                 ======


Balances as of March 31, 2005 under the different facilities are as follows:

                                                Principal Amount Due
                                                --------------------
                                                         $000

KKM Credit Facility (non - revolving)                   20,000
KKM Credit Facility (revolving)                          5,000
The Note                                                 3,000
                                                        ------
Total principal due                                     28,000
                                                        ======

The loans are shown in the balance sheet net of the loan discount, which amounted to $71,000 at March 31, 2005 and $222,000 at December 31, 2004.

See Item 2 paragraph 1, General Liquidity Considerations, for details concerning refininacing of the KKM Credit facility.

7. Income Taxes

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

8. Capital Commitments

On December 31, 2004, the Company's contract with KazMunayGas-Drilling ("KMGD"), an affiliate of KMG, for one development drilling rig currently operating in the Karakuduk Field, expired. The same rig is now contracted through Oil and Gas Drilling and Exploration of Kracow ("OGEC") for a one year term to December 31, 2005. The minimum payments under the drilling contract with OGEC for 2005 are $4.50 million. The Company's other drilling and operations related contracts can either be cancelled within 30 days or are on a call-off (as required) basis.

The Company has no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk Field.

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


9. Related Party Transactions

In August 2004, the Company approved a two-year agreement with Nelson to provide corporate administrative services and financial advisory services (the "Service Agreement") to support its business activities. The Service Agreement is effective as of June 1, 2004 and can be terminated upon 30 days written notice by either party. In consideration for these services Nelson will receive a fixed monthly fee of $20,000 for administrative services and $25,000 for financial advisory services (the "Management Fee"). As part of the Service Agreement, Nelson is also required to provide personnel to cover Chaparral's executive and managerial needs. The cost of executive and managerial personnel will be allocated on the basis of the cost of personnel involved and on the percentage of time actually spent by such personnel on matters related to Chaparral, as mutually agreed by the parties from time to time. In addition, Nelson will use its greater buying power to obtain more favorable rates for goods and services, including insurance coverage, for Chaparral. These expenditures will be passed to Chaparral at cost with a ten percent mark-up. For the three months to March 31, 2005, the Company has booked $193,000 for the Management Fee, the executive and managerial cost, insurance coverage and the mark-up under the Service Agreement.

In June 2004, KKM entered into a three year agency agreement with Nelson (the "Marketing Agreement"), whereby Nelson becomes the duly authorized, exclusive agent for the purpose of marketing crude oil, and is empowered to represent the interests of KKM in relations with governmental authorities and commercial organizations and also enter into contracts and agreements and any other documents necessary for and related to the marketing of crude oil. The Marketing Agreement is effective as of June 1, 2004 and can be terminated upon 90 days written notice by either party. As consideration for the services provided under the Marketing Agreement, KKM shall pay Nelson a fixed fee of $20,000 per month and a variable fee of five US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is more than 10% of the total amount of production, or eight US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is less than 10% of the total amount of production (the "Marketing Fee"). For the period ending March 31, 2005, $122,000 was accrued under the Marketing Agreement.

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

KKM makes a prepayment for crude transportation costs based upon the allocation of export sales received from the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. This prepayment includes pipeline costs charged by the operators of the pipeline systems outside Kazakhstan and is dependent upon the point of sale of KKM's exports. For the three months ended March 31, 2005, KKM incurred $3.3 million for transportation costs with KTO. As of March 31, 2005, KKM had a prepayment balance of $0.7 million with KTO in respect of sales to be made in April 2005. Comparably, for the three months ended March 31, 2004, KKM incurred $3.1 million for transportation costs with KTO. As of December 31, 2004, KKM had a prepayment balance of $1.2 million with KTO in respect of sales that were not completed until January 2005.

KTO charges KKM for associated costs of oil storage within their pipeline system, sales commission, customs clearance fees in respect of export sales and with water through the Volga Water pipeline. Amounts recognized for these services during the three months ended March 31, 2005 and 2004 were $62,000 and $92,000, respectively.

                            Chaparral Resources, Inc
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


9. Related Party Transactions (continued)

The total amounts of the transactions with the above related companies for the three months ended March 31, 2005 and 2004 are as follows:

                                                $000
                                         --------------------
                                         2005            2004
                                         ----            ----

            Nelson                        326               -
            KKS                             -              75
            Kazkommerts Policy            169             177
            KTO                         3,384           3,162
            KMGD                            -           1,232


Accounts payable balance to affiliates as at March 31, 2005 and December 31, 2004 are as follows:

                                                $000
                                      ----------------------
                                         2005           2004
                                         ----           ----

            Nelson                        237              -
            Kazkommerts Policy              -            195
            KTO                             -              8
            KMGD                            -            371
                                      ----------------------
                                          237            574
                                      ======================

The loans with Kazkommertsbank and Nelson are disclosed in Note 6.

10. Contingencies

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity and Capital Resources

General Liquidity Considerations
--------------------------------

Going Concern
-------------

Our financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Chaparral has a working capital deficiency as of March 31, 2005. In addition, we have experienced limitations in obtaining 100% export quota for the sale of our hydrocarbons. Previously these conditions raised substantial doubt about our ability to continue as a going concern. However, due to recently completed refinancing of the Company's debt (see below), we now expect to be able to meet all expenditure and cash flow requirements through the next twelve months.

Chaparral has been successful in 2004 in stabilizing the export sales/local market deliveries ratio which had significantly improved from 2002 to 2003. For the year ended December 31, 2004, Chaparral sold approximately 2,758,000 barrels of its current year production, of which approximately 2,544,000 barrels, or 92% (2003: 2,591,000 barrels, 96%), have been sold at world market prices and 214,000 barrels, or 8% (2003: 103,000 barrels, 4%), have been sold at domestic market prices. During the first quarter of 2005, exports accounted for 94% of total sales.

On March 24, 2005, KKM signed a $40 million Structured Crude Oil Pre-export Credit Facility Agreement with BNP Paribas (Suisse) SA and others (the "BNP Credit Facility"). Subject to meeting conditions precedent, funds from this facility will be available for use to cover any short-term working capital deficiencies and to pay down the loan with Kazkommertsbank. Amounts borrowed under the BNP Credit Facility are repayable in 36 equal monthly installments commencing between six and seven months after the signing date. In addition, on March 24, 2005, Chaparral and CAP-G signed a Promissory Note Amendment Agreement with Nelson (the "Amended Note"). This provided for a prepayment of $1 million of the $4 million due to be repaid to Nelson on May 10, 2005 under the existing $4 million loan note and the replacement of the existing loan note with a new loan note for $3 million on substantially similar terms, but with an increase in the interest rate from 12% to 14% from May 10, 2005 and an extension of the maturity date of one year to May 10, 2006. On March 31, 2005 the $1 million prepayment was made, the existing loan note was cancelled and the new loan note was signed. The BNP Credit Facility and Amended Note significantly improve the Company's financial position, enabling it to meet all its current financial obligations and continue with field development.

Liquidity and Capital Resources
-------------------------------

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, water injection facilities, plant and equipment (pumps, transformer sub-stations etc.) and gas utilization. We have invested approximately $160 million in the development of the Karakuduk Field and have drilled or re-completed 63 producing wells by March 31, 2005. Total capital expenditures for the first quarter of 2005 were approximately $6 million. Capital expenditures are estimated to be at least $100 million from 2005 through 2009, including the drilling of approximately 70 more wells over this period. We anticipate 2005 capital expenditures of approximately $46 million.

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During the first quarter of 2005, KKM sold approximately 679,000 barrels of crude oil for $24 million. As mentioned above, KKM has recently secured $40 million of new funding with which it intends to re-finance the loans provided by Kazkommertsbank. Current daily oil production is in excess of 10,000 barrels per day.

During 2005, KKM expects to increase production by drilling new wells, converting at least 15 more wells to artificial lift, converting three more wells to water injection wells, adding four new water injection wells to the injection fund and by continuing with hydraulic fracturing work in selected wells. A sedimentological study was undertaken in 2004 which will also help in identifying reservoir fairways that should result in more productive wells.

In addition, our short and long-term liquidity is impacted by local oil sales obligations imposed on oil and gas producers within Kazakhstan to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in up to $18 lower cash flow per barrel. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production on the export market. The Company has determined that it is no longer in the best interests of the Company to pursue arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan, instead we intend to seek an amicable resolution of this matter. If the matter cannot be resolved in a satisfactory manner, we have, however, reserved our right to commence formal arbitration proceedings pursuant to our contractual arrangements with the Government.

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

During the first quarter of 2005 the Company continued with the development of the Karakuduk Field. As of March 31, 2005 the total field well count had risen to 69 compared to 66 on December 31, 2004. The producing well count at the field as of March 31, 2005 was 50 wells compared to 45 at the end of 2004.

Production for the first quarter of 2005 was 779,500 barrels, equivalent to 8,661 barrels of oil per day ("bopd"), compared to 762,100 barrels, or 8,284 bopd, in the final quarter of 2004 and 7,760 bopd for the first quarter of 2004. Competition for pipeline export quota meant that the Company received lower than anticipated quota. The Company sold 84,000 tonnes to export markets (94% of total sales) and 5,000 tonnes locally during the quarter, compared with 92,600 tonnes exported (97% of total sales) and 3,000 tonnes to the local market in the fourth quarter of 2004.

Drilling activity continued in the first quarter. During winter the weather at the field was far warmer and much wetter than is usual and this adversely impacted all operations and field production. Drilling was also affected with rig move times taking longer than normal. The Company also implemented a "closed circulation system" as required by the Kazakh environmental authorities. This means that waste drill cuttings and waste drilling fluids are no longer discharged into lined pits at the drilling locations that are buried following completion of the well. The waste material is now collected and taken to a specially prepared pit near the field camp. Essential maintenance and a failure of the drawworks bearings of the rig also impacted on drilling. The result was that for the first quarter of 2005, the Company drilled only 8,624m for 2.8 wells. This compares to 12,701m for 4.1 wells in the last quarter of 2004 and 11,618m for 3.5 wells in the first quarter of 2004.

During April, production from the field rose to an average of 9,718 bopd as a result of the successful completion of well 149 and the effects of the programme to convert more wells to artificial lift. The Company also commissioned the first phase of its gas utilization programme for the Karakuduk Field. The pipeline linking the central processing facility to the pipeline booster pump station at km 15 was commissioned on April 7, 2005. Oil heaters at this station are now gas-fired, and this will result in significant cost savings for the Company.

The Company will continue with the development of the Karakuduk Field throughout the remainder of 2005. One drilling rig and two workover rigs will operate at the field. The Company forecasts that up to 16 wells will be drilled, including two horizontal wells, the first such wells to be drilled at Karakuduk. Phase 2 of the gas utilization project will commence which includes the extension of the gas pipeline from km 15 to the Transfer Pumping Station where the gas can be sold into the Central Asian Transit System gas pipeline. The company will continue to investigate the use of field gas to generate electricity. The Company will also continue with its water injection programme, and further hydraulic fracturing of wells is also planned.

We expect KKM's production to reach a level of between 12,000 to 13,000 bopd by the end of the year.

Capital Commitments and Other Contingencies
-------------------------------------------

On December 31, 2004, the Company's contract with KMGD, an affiliate of KMG, for one development drilling rig currently operating in the Karakuduk Field, expired. The same rig is now contracted through Oil and Gas Drilling and Exploration of Kracow ("OGEC") for a one year term to December 31, 2005. The minimum payments under the drilling contract with OGEC for 2005 are $4.50 million. The Company's other drilling and operations related contracts can either be cancelled within 30 days or are on a call-off (as required) basis.

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

2. Results of Operations

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
--------------------------------------------------------------------------------

Our operations for the three months ended March 31, 2005 resulted in a net income of $3.83 million compared to a net income of $0.63 million for the three months ended March 31, 2004. The $3.20 million increase in our net income is primarily a result of higher crude prices.

Revenues. Revenues were $24.33 million for the first quarter of 2005 compared with $15.61 million for the first quarter of 2004. The $8.72 million increase is the result of higher crude prices achieved during the first quarter of 2005 as compared to the same period of 2004, partially offset by lower sales volumes. During the first quarter of 2005, we sold approximately 679,000 barrels of crude oil, recognizing $24.33 million in revenue, or $35.82 per barrel after quality differential losses. Comparably, we sold approximately 721,000 barrels of crude oil, recognizing $15.61 million in revenue, or $21.65 per barrel, for the first quarter of 2004. The result is a positive price variance of $10.22 million offset by an unfavorable volume variance of $1.50 million.

Transportation and Operating Expenses. Transportation costs for the first quarter of 2005 were $3.49 million, or $5.14 per barrel, and operating costs associated with sales were $3.83 million, or $5.63 per barrel. Comparatively, transportation costs for the first quarter of 2004 were $3.15 million, or $4.37 per barrel, and operating costs associated with sales were $2.21 million, or $3.07 per barrel. The increase in transportation cost per barrel during the first quarter of 2005 is the result of higher tariffs imposed on the Company. The main reason for the increase in operating cost per barrel is changes in cost allocation procedures resulting in a lower percentage of field expenditures being capitalized.

Depreciation and Depletion. Depreciation and depletion expense was $5.02 million for the first quarter of 2005 compared with $4.39 million for the first quarter of 2004. The $0.63 million increase is the result of a higher effective depletion rate due to a proportionately higher increase in future capital costs associated with increased reserves. During the first quarter of 2005, the Company recognized a total depletion expense of $4.83 million or $7.11 per barrel, compared to $4.22 million or $5.86 per barrel for the first quarter of 2004.

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

Interest Expense. Interest expense was $1.23 million for the first quarter of both 2005 and 2004. Although interest charges under the KKM Credit Facility were $0.23 million lower due to reduction in principal outstanding, interest on the Note was $0.06 million higher as $4 million was outstanding during the first quarter of 2005 compared to $2 million for most of the first quarter of 2004, and there was no interest capitalized in 2005, compared to $0.18 million capitalized for the first three months of 2004.

General and Administrative Expense. General and administrative costs decreased from $1.65 million for the three months ended March 31, 2004 to $1.42 million for the three months ended March 31, 2005. The decrease of $0.23 million is the result of reductions in expatriate staff numbers, no office leasing expenses and lower salaries and wages.

Income Tax Expense. Income tax expense increased from $1.14 million for the three months ended March 31, 2004 to $2.44 million for the three months ended March 31, 2005, representing 65% and 39% respectively of pre-tax income. The tax charge has increased as income has increased. The effective tax rate has decreased largely because Chaparral parent company administrative costs, which are not deductible against KKM's Kazakh taxable income, are smaller relative to pre-tax income as KKM's profits rise.

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

4. Inflation and Exchange Rates

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars, but KKM's statutory tax basis in its assets, tax loss carry-forwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of March 31, 2005, the exchange rate was 132.59 Tenge per U.S. dollar compared to 130.00 as of December 31, 2004.

5. Critical Accounting Policies

The preparation of the Company's consolidated financial statements requires management to make estimates, assumptions and judgments that affect the Company's assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Management bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company's critical accounting policies, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2004 Annual Report on Form 10-K.

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

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates prevailing as of the balance sheet date (132.59 and 130.00 Tenge per U.S. dollar as of March 31, 2005 and December 31, 2004, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period. See Item 2 section 4 for discussion on inflation and exchange rate risks.

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

In addition, under the terms of our Agreement with the government of the Republic of Kazakhstan, the Company has the right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. Local market oil prices are significantly lower than prices obtainable on the export market. For the three months ended March 31, 2005, the Company sold 36,000 barrels of crude oil, or 6% of its total oil sales, to the local market, compared to 96,000 barrels, or 13%, during the three months ended March 31, 2004. Local market prices obtained by the Company are up to $18 per barrel below export market prices, net of transportation costs. We have attempted, in accordance with our Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field, through discussions with the government of the Republic of Kazakhstan. We plan to continue to work with the government to increase our export quota and minimize or eliminate future local sales requirements. In addition, we entered into an agency agreement with Nelson to assist in reducing our local market obligation (see Note 9 to the interim financial statements presented in Item 1). However, no assurances can be provided that we will be able to export a higher portion of our production and that our cash flow from operations will be sufficient to meet working capital requirements in the future.


Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company carried out an evaluation as of March 31, 2005, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in internal controls over financial reporting or other factors subsequent to December 31, 2004.

                           Part II- Other Information


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

Dated:   May 11, 2005



                           Chaparral Resources, Inc.


                           By:      /s/ Simon Gill
                                    --------------------------------------------
                                    Simon Gill
                                    Chief Executive Officer



                           By:      /s/ Nigel Penney
                                    --------------------------------------------
                                    Nigel Penney
                                    VP Finance and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)