Form 10-Q
period 2005-06-30
CHAPARRAL RESOURCES INC
filed 2005-08-12
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.


                        Commission File Number: 0 - 7261


                            CHAPARRAL RESOURCES, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                       84-0630863
-------------------------------             ------------------------------------
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

         YES  |_|          NO  |X|


     As of August 10, 2005 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.

                            CHAPARRAL RESOURCES, INC.
                                    FORM 10-Q
                                  JUNE 30, 2005
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item l.   Financial Statements

               Consolidated Condensed Balance Sheets as of June
               30, 2005 and December 31, 2004                                  1

               Consolidated Condensed Statements of Operations for
               the Three Months Ended June 30, 2005 and 2004 and
               Consolidated Condensed Statements of Operations for
               the Six Months Ended June 30, 2005 and 2004                     3


               Consolidated Condensed Statements of Cash Flows for
               the Six Months Ended June 30, 2005 and 2004                     4


               Notes to Consolidated Condensed Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.   Controls and Procedures                                             20

PART II.  OTHER INFORMATION

Item 6.   Exhibits                                                            21

          Signatures                                                          22


                            Part I - Financial Information

                             Item 1 - Financial Statements

                               Chaparral Resources, Inc.
                         Consolidated Condensed Balance Sheets

                                                                  June 30,   December 31,
                                                                   2005         2004
                                                                (Unaudited)
                                                                 ---------    ---------
                                                                 $     000    $     000
Assets

Current assets:
   Cash and cash equivalents                                        34,604        9,611
   Accounts receivable:
     Oil sales receivable                                            6,731          316
     VAT receivable                                                  5,358        2,212
   Other receivables from affiliates                                     2        1,002
   Prepaid expenses                                                  4,043        3,472
   Current portion of deferred financing charges                     1,229         --
   Crude oil inventory                                               1,121           36
                                                                 ---------    ---------
Total current assets                                                53,088       16,649

Deferred financing charges                                             571         --
Materials and supplies                                               6,675        5,238
Other                                                                  420          336
Property, plant and equipment:
   Oil and gas properties, full cost                               165,717      153,001
   Other property, plant and equipment                              11,287       10,974
                                                                 ---------    ---------
                                                                   177,004      163,975
   Less - accumulated depreciation, depletion and amortization     (73,997)     (62,495)
                                                                 ---------    ---------
Property, plant and equipment, net                                 103,007      101,480
                                                                 ---------    ---------

Total assets                                                       163,761      123,703
                                                                 =========    =========


See accompanying notes.


                                Chaparral Resources, Inc.
                    Consolidated Condensed Balance Sheets (continued)

                                                                   June 30,    December 31,
                                                                     2005         2004
                                                                  (Unaudited)
                                                                   ---------    ---------
                                                                   $     000    $     000
Liabilities and Stockholders' equity

Current liabilities:
   Accounts payable                                                    9,107        8,540
   Advances received                                                    --            387
   Prepaid sales                                                        --          6,590
   Accrued liabilities:
     Accrued compensation                                                226          241
     Accrued interest payable                                            553          713
     Other accrued liabilities                                         3,415        1,822
     Current income tax liability                                      4,326        2,052
   Current portion of loans payable                                   30,222       19,778
                                                                   ---------    ---------
Total current liabilities                                             47,849       40,123

Accrued production bonus                                                 341          299
Loans payable                                                         25,778       12,000
Deferred tax liability                                                 3,276        3,258
Minority interest                                                     19,961       12,099
Asset retirement obligation                                            1,427        1,232

Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of  $0.0001 par value; issued and outstanding,
     38,209,502 shares as of June 30, 2005 and
     December 31, 2004                                                     4            4
   Capital in excess of par value                                    107,226      107,226
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
     undesignated. Issued and outstanding - none                        --           --
   Accumulated deficit                                               (42,101)     (52,538)
                                                                   ---------    ---------
Total Stockholders' equity                                            65,129       54,692

                                                                   ---------    ---------
Total liabilities and Stockholders' equity                           163,761      123,703
                                                                   =========    =========


See accompanying notes.


                                     Chaparral Resources, Inc.
                    Consolidated Condensed Statements of Operations (Unaudited)



                                              For the Three Months Ended     For the Six Months Ended
                                              --------------------------    --------------------------
                                                June 30,         June 30,     June 30,      June 30,
                                                  2005             2004         2005          2004
                                              -----------    -----------    -----------    -----------
                                               $000 (except share data)      $000 (except share data)

Revenue                                            33,160         17,471         57,487         33,080

Costs and expenses:
   Transportation costs                             4,056          3,067          7,544          6,220
   Operating expenses                               3,568          1,688          7,393          3,899
   Marketing fee                                      136             39            258             39
   Depreciation and depletion                       5,829          4,150         10,847          8,536
   Management fee                                     200             25            393            100
   Advisory fee                                      --              100           --              100
   Accretion expense                                   38             22             74             47
   General and administrative                       1,625          2,109          3,046          3,757
                                              -----------    -----------    -----------    -----------
Total costs and expenses                           15,452         11,200         29,555         22,698
                                              -----------    -----------    -----------    -----------

Income from operations                             17,708          6,271         27,932         10,382

Other income/(expense):
   Interest income                                     57             10            143             55
   Interest expense                                (1,056)        (1,265)        (2,281)        (2,499)
   Currency exchange gain/(loss)                        9            (77)            17           (157)
   Minority interest                               (5,040)        (1,757)        (7,862)        (2,823)
   Loss on disposition of assets                       (1)          --               (1)          --
                                              -----------    -----------    -----------    -----------
Income before income taxes                         11,677          3,182         17,948          4,958

Income tax expense                                 (5,075)        (1,882)        (7,511)        (3,024)
                                              -----------    -----------    -----------    -----------
Net income available to common Stockholders         6,602          1,300         10,437          1,934
                                              ===========    ===========    ===========    ===========

Basic earnings per share:
   Net income per share                       $      0.17    $      0.03    $      0.27    $      0.05
   Weighted average number of shares
      outstanding (basic)                      38,209,502     38,209,502     38,209,502     38,209,502

Diluted earnings per share:
   Net income per share                       $      0.17    $      0.03    $      0.27    $      0.05
   Weighted average number of shares
      outstanding (diluted)                    39,500,312     38,209,502     39,327,414     38,209,502


See accompanying notes.


                            Chaparral Resources, Inc.
           Consolidated Condensed Statements of Cash Flows (Unaudited)


                                                        For the Six Months Ended
                                                        ------------------------
                                                         June 30,      June 30,
                                                           2005          2004
                                                         --------      --------
                                                         $    000      $    000
Cash flows from operating activities

Net income                                                 10,437         1,934

Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization              10,847         8,536
     Deferred income taxes                                     18         1,955
     Accretion expense                                         74            47
     Amortization of note discount                            222           227
     Currency exchange (gain)/loss                            (17)          157
     Loss on disposition of assets                              1          --
     Minority interest                                      7,862         2,823

Changes in assets and liabilities:
     (Increase)/decrease in:
       Accounts receivable                                 (8,561)       (2,654)
       Prepaid expenses                                      (571)          830
       Crude oil inventory                                   (406)          103
     Increase/(decrease) in:
       Accounts payable and accrued liabilities             2,250         2,306
       Accrued interest payable                              (160)          (80)
       Other liabilities                                   (6,548)           71

                                                         --------      --------
Net cash provided by operating activities                  15,448        16,255
                                                         --------      --------

Cash flows from investing activities

Additions to property, plant and equipment                   (339)       (1,130)
Capital expenditures on oil and gas properties            (12,595)      (15,517)
Materials and supplies inventory                           (1,437)         --
Other long-term assets                                       --            (911)
                                                         --------      --------
Net cash used by investing activities                     (14,371)      (17,558)
                                                         --------      --------



                            Chaparral Resources, Inc.
     Consolidated Condensed Statements of Cash Flows (Unaudited) (continued)



                                                         For the Six Months Ended
                                                         ------------------------
                                                           June 30,    June 30,
                                                             2005        2004
                                                           --------    --------
                                                           $    000    $    000
Cash flows from financing activities

Proceeds from loans                                          37,000       4,000
Payments on loans                                           (13,000)     (4,000)
Other long-term assets                                          (84)       --
                                                           --------    --------
Net cash provided by financing activities                    23,916        --
                                                           --------    --------

Net increase/(decrease) in cash and cash equivalents         24,993      (1,303)
Cash and cash equivalents at beginning of period              9,611       2,639
                                                           --------    --------
Cash and cash equivalents at end of period                   34,604       1,336
                                                           ========    ========

Supplemental cash flow disclosure

Interest paid                                                 2,220       2,302
Income taxes paid                                             5,068       1,645

Supplemental schedule of non-cash investing and financing activities

Non-cash additions to oil and gas properties                    121         175


See accompanying notes.




                                        5

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)

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

As of June 30, 2005, Chaparral owns a 60% interest in KKM, a Kazakhstan Joint Stock Company of Closed Type. KKM was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

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

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


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

3.   Prepaid Expenses

The breakdown of Prepaid Expenses is as follows:

                                                               $000
                                                       ---------------------
                                                       June 30,  December 31,
          Description                                    2005       2004
          -----------                                    ----       ----

          Prepaid transportation costs                   1,986     1,151
          Advanced payments for materials and supplies   1,130     1,461
          Prepaid insurance                                670       568
          Other prepaid expenses                           257       292
                                                         -----     -----
          Total prepaid expenses                         4,043     3,472
                                                         =====     =====

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

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


4.   Asset Retirement Obligation (continued)

The following table shows movements in the Company's asset retirement obligation liability:

                                                                 $000
                                                           ------------------
                                                           June 30,  June 30,
                                                            2005       2004
                                                            ----       ----

       Asset retirement obligation at beginning of period   1,232       804
       Accretion expense                                       74        47
       Additional provision for new wells                     121       175
                                                            -----     -----
       Asset retirement obligation at end of period         1,427     1,026
                                                            =====     =====

5.   Change in Control

In May 2004, Nelson purchased from Central Asian Industrial Holdings, N.V. ("CAIH") 22,925,701 shares of Chaparral, representing approximately 60% of Chaparral's issued and outstanding common stock. As part of the transaction, a Stock Purchase Warrant exercisable for 3,076,923 shares of the Company's common stock originally issued to CAIH, and a promissory note of the Company payable to CAIH, with a principal amount of $4 million (see Note 6), were transferred by CAIH to Nelson. The total purchase price was $23.9 million.

6.   Loans

The Note
--------

In May 2002, the Company received a total equity and debt capital infusion of $45 million, which was partially utilized to repay a substantial portion of the Company's loan agreement with Shell Capital, Inc. (the "Shell Capital Loan"). The Company received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or approximately 60%, of the Company's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum (the "Note"). Along with the Note, CAIH received a warrant to purchase 3,076,923 shares of the Company's common stock at $1.30 per share (the "Warrant"). Additionally, Kazkommertsbank, an affiliate of CAIH, provided KKM with a credit facility totaling $33 million (the "KKM Credit Facility"), consisting of $28 million that was used to repay a portion of the Shell Capital Loan and $5 million that was made available for KKM's working capital requirements. The Company paid CAIH $1.79 million as a related restructuring fee.

The Note was recorded net of a $2.47 million discount, based on the fair market value of the Warrant issued in conjunction with the Note. The discount was amortized using the effective interest rate over the original life of the Note. The principal balance of the Note was originally due on May 10, 2005 and accrued interest is payable quarterly. On March 24, 2005, Chaparral and CAP-G signed a Promissory Note Amendment Agreement pursuant to which a $1 million prepayment of the Note was made on March 31, 2005 and the maturity of the remaining balance of the Note was extended to May 10, 2006 (see further discussion below).

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

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


6.   Loans (continued)

$3 million on substantially similar terms, but with an increase in the interest rate from 12% to 14% from May 10, 2005 and an extension of the maturity date of one year to May 10, 2006. On March 31, 2005 the $1 million prepayment was made, the existing loan note was cancelled and the new loan note was signed. See Item 2 paragraph 1, General Liquidity Considerations.

KKM Credit Facility
-------------------

As mentioned above, in May 2002, KKM established the KKM Credit Facility, a five-year, $33 million credit line with Kazkommertsbank. The KKM Credit Facility consisted of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $2.22 million and $1.71 million of interest expense on the KKM Credit Facility for the six months ended June 30, 2004 and 2005 respectively.

The non-revolving portion of the KKM Credit Facility accrued simple interest at an annual rate of 14% and was repayable over a five-year period with final maturity in May 2007. Accrued interest was payable quarterly, beginning in December 2002, and KKM began making quarterly principal repayments in May 2003. As of June 30, 2005, the Company had repaid $14 million in principal.

The revolving portion of the KKM Credit Facility accrued simple interest at an annual rate of 14%. The revolver was loaned to KKM for short-term periods up to one year, but KKM had the right to re-borrow the funds through May 2006 with final repayment due in May 2007. On December 30, 2003, Kazkommertsbank increased the revolving portion of the KKM Credit Facility from $3 million to $5 million. On the same date, KKM borrowed the additional $2 million to finance ongoing operations. The additional $2 million accrued interest at 14%. As at June 30, 2005, there was an outstanding balance of $5 million on the revolving portion of the loan, $3 million maturing on August 9, 2005 and $2 million maturing on August 17, 2005. Accrued interest on the revolving loan was payable at maturity.

The original KKM Credit Facility included repayment terms of three years and four years for the non-revolving and revolving portions, respectively, with an option to extend the final maturity date for repayment of the entire KKM Credit Facility to five years. KKM exercised the option as of May 2002.

On July 1, 2005, the total outstanding principal of $21 million of the KKM Credit Facility, together with outstanding interest, was repaid, and was classified as current as at June 30, 2005. The BNP/KBC Credit Facility (see below) provided the funds for this repayment.

BNP/KBC Credit Facility
-----------------------

On March 24, 2005, KKM signed a $40 million Structured Crude Oil Pre-export Credit Facility Agreement with BNP Paribas (Suisse) SA ("BNP") and KBC Bank N.V. (the "BNP/KBC Credit Facility"). On June 30, 2005, $32 million was drawn down from this facility. For six months from 30 June, 2005 the facility is a revolving credit, after which the amount outstanding becomes a term loan repayable in 36 equal monthly installments commencing on December 30, 2005. The purpose of the loan is to refinance the KKM Credit Facility, fund future development costs and fund fees related to the facility.

Each year the lenders may propose, but are under no obligation to do so, an extension of the facility by one year, for an agreed fee, and/or an increase of the facility amount for an agreed fee. Each month during the term loan period, KKM may make full or partial prepayments of the facility at no extra cost. Partial prepayments must be for amounts of $2 million or more.

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


6.   Loans (continued)

The interest rate applicable under the facility is LIBOR plus 3.25% in the first year and LIBOR plus 4.00% thereafter. Interest is payable monthly. Fees payable by KKM include a 1.75% arrangement fee, a 1.65% p.a. commitment fee on the unused commitment during the revolving credit period, $100,000 for the lenders' legal costs and $15,000 per quarter in advance for agency and technical bank fees. A total of $0.8 million has been accrued for the arrangement fee and legal costs which will be amortized over the life of the facility.

As part of the BNP/KBC Credit Facility conditions, an Offtake Agreement was signed in June 2005 with Vitol Central Asia S.A. ("Vitol") whereby KKM is obligated to sell to Vitol, and Vitol is obligated to buy, all of KKM's crude oil production available for export at international market prices for five years from July 1, 2005, with step-in rights in favor of the lenders. In accordance with the BNP/KBC Credit Facility conditions, accounts receivable from Vitol are pledged as collateral for the loan. In addition, a performance and financial guarantee was issued by Nelson (the "Nelson Guarantee") in support of all amounts owing by KKM under the BNP/KBC Credit Facility. Under a separate agreement, in consideration for issuing the Nelson Guarantee, KKM will pay Nelson, annually in advance, a fee of 2.5% p.a. on the facility amount of $40 million for the first six months and on the daily principal amount of the loan outstanding during the term period. An amount of $1.0 million, which was paid in July for the estimated first years guarantee fee, has been accrued in June and will be amortized over twelve months.

A further condition of the BNP/KBC Credit Facility is that KKM enter into a Crude Oil Hedging Agreement before the end of August 2005. Nelson has already entered into such a hedging agreement with BNP, and both Nelson and KKM intend that this agreement will be transferred, at cost, to KKM in August 2005. Under this agreement, Nelson has the option each month, from April 2005 to December 2005, to require BNP to pay it an amount per barrel of specified monthly amounts of crude oil equivalent to the excess of $33.00 per barrel over the monthly average for that month of dated Brent. The crude oil amounts specified are 75,000 barrels per calendar month during the second quarter of 2005, 160,000 barrels per calendar month during the third quarter of 2005 and 170,000 barrels per calendar month during the last quarter of 2005. Nelson paid BNP $267,300 as consideration, equivalent to $0.22 per barrel.

KKM is subject to certain pledges, covenants, and other restrictions under the BNP/KBC Credit Facility, including, but not limited to, the following:

     (i) KKM has signed an Offtake Agreement for 100% of its export production, with step-in rights in favor of the lenders;
     (ii) Nelson has provided a written guarantee to the lenders that it will repay the BNP/KBC Credit Facility in the event KKM fails to do so;
     (iii)KKM may not incur additional indebtedness or pledge its assets to another party without the written consent of the lenders;
     (iv) Subordination of existing loans, including inter-company, and any additional loans;
     (v)  KKM may not pay dividends without the written consent of the lenders;
          and
     (vi) Nelson to maintain a controlling interest in KKM.

The BNP/KBC Credit Facility stipulates certain events of default, including, but not limited to, KKM's inability to meet the terms of the BNP/KBC Credit Facility and the Offtake Agreement, default by KKM or Nelson under any other agreements and material litigation involving Nelson or KKM. If an event of default does occur and is not waived by the lenders, they can require KKM to immediately repay the full amount outstanding under the facility and may enforce the Nelson Guarantee and their step-in rights under the Offtake Agreement.

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


6.   Loans (continued)

The maturity schedule of the Company's indebtedness as of June 30, 2005, which reflects the repayment on July 1, 2005 of all of the $21 million principal to Kazkommertsbank, is as follows:

                          Date          Principal Amount Due
                          ----          --------------------
                                                $000

                          2005                 21,889
                          2006                 13,667
                          2007                 10,667
                          2008                  9,777
                                        --------------------
                 Total principal due           56,000
                                        ====================

Balances as of June 30, 2005 under the different facilities are as follows:

                                                    Principal Amount Due
                                                    --------------------
                                                             $000

        BNP/KBC Credit Facility                             32,000
        KKM Credit Facility (non - revolving)               16,000
        KKM Credit Facility (revolving)                      5,000
        The Note                                             3,000
                                                    --------------------
        Total principal due                                 56,000
                                                    ====================

The loans are shown in the balance sheet net of the loan discount, which was nil at June 30, 2005 and $222,000 at December 31, 2004.

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

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


9.   Related Party Transactions

In August 2004, the Company approved a two-year agreement with Nelson to provide corporate administrative services and financial advisory services (the "Service Agreement") to support its business activities. The Service Agreement is effective as of June 1, 2004 and can be terminated upon 30 days written notice by either party. In consideration for these services Nelson will receive a fixed monthly fee of $20,000 for administrative services and $25,000 for financial advisory services (the "Management Fee"). As part of the Service Agreement, Nelson is also required to provide personnel to cover Chaparral's executive and managerial needs. The cost of executive and managerial personnel will be allocated on the basis of the cost of personnel involved and on the percentage of time actually spent by such personnel on matters related to Chaparral, as mutually agreed by the parties from time to time. In addition, Nelson will use its greater buying power to obtain more favorable rates for goods and services, including insurance coverage, for Chaparral. These expenditures will be passed to Chaparral at cost with a ten percent mark-up. For the six months to June 30, 2005, the Company has booked $444,000 for the Management Fee, the executive and managerial cost, insurance coverage and the mark-up under the Service Agreement.

In June 2004, KKM entered into a three year agency agreement with Nelson (the "Marketing Agreement"), whereby Nelson becomes the duly authorized, exclusive agent for the purpose of marketing crude oil, and is empowered to represent the interests of KKM in relations with governmental authorities and commercial organizations and also enter into contracts and agreements and any other documents necessary for and related to the marketing of crude oil. The Marketing Agreement is effective as of June 1, 2004 and can be terminated upon 90 days written notice by either party. As consideration for the services provided under the Marketing Agreement, KKM shall pay Nelson a fixed fee of $20,000 per month and a variable fee of five US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is more than 10% of the total amount of production, or eight US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is less than 10% of the total amount of production (the "Marketing Fee"). For the period ending June 30, 2005, $258,000 was accrued under the Marketing Agreement.

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

KKM makes a prepayment for crude transportation costs based upon the allocation of export sales received from the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. This prepayment includes pipeline costs charged by the operators of the pipeline systems outside Kazakhstan and is dependent upon the point of sale of KKM's exports. For the six months ended June 30, 2005, KKM incurred $7.1 million for transportation costs with KTO. As of June 30, 2005, KKM had a prepayment balance of $2.0 million with KTO in respect of sales to be made in July 2005. Comparably, for the six months ended June 30, 2004, KKM incurred $6.2 million for transportation costs with KTO. As of December 31, 2004, KKM had a prepayment balance of $1.2 million with KTO in respect of sales that were not completed until January 2005.

KTO charges KKM for associated costs of oil storage within their pipeline system, sales commission, customs clearance fees in respect of export sales and for water through the Volga Water pipeline. Amounts recognized for these services during the six months ended June 30, 2005 and 2004 were $179,000 and $72,000, respectively.

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


9.   Related Party Transactions (continued)

The total amounts of the transactions with the above related companies for the six months ended June 30, 2005 and 2004 are as follows:

                                                $000
                                           ---------------
                                            2005     2004
                                           ------   ------

                       Nelson                 717     139
                       KKS                   --       100
                       Kazkommerts Policy     247     356
                       KTO                  7,237   6,189
                       KMGD                  --     2,657


Accounts payable balance to affiliates as at June 30, 2005 and December 31, 2004 are as follows:

                                                $000
                                          ----------------
                                           2005      2004
                                          ------    ------

                       Nelson               143       --
                       Kazkommerts Policy   --        195
                       KTO                   91         8
                       KMGD                 --        371
                                          ------    ------
                                            234       574
                                          ======    ======

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity and Capital Resources

General Liquidity Considerations
--------------------------------

Going Concern
-------------

Our financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Until recently, Chaparral had a working capital deficiency. In addition, we have experienced limitations in obtaining 100% export quota for the sale of our hydrocarbons. Previously these conditions raised substantial doubt about our ability to continue as a going concern. However, due to recently completed refinancing of the Company's debt (see below), we now expect to be able to meet all expenditure and cash flow requirements through the next twelve months.

Chaparral has been successful in 2004 in stabilizing the export sales/local market deliveries ratio which had significantly improved from 2002 to 2003. For the year ended December 31, 2004, Chaparral sold approximately 2,758,000 barrels of its current year production, of which approximately 2,544,000 barrels, or 92% (2003: 2,591,000 barrels, 96%), have been sold at world market prices and 214,000 barrels, or 8% (2003: 103,000 barrels, 4%), have been sold at domestic market prices. During the first half of 2005, exports accounted for 93% of total sales.

On March 24, 2005, KKM signed a $40 million Structured Crude Oil Pre-export Credit Facility Agreement with BNP Paribas (Suisse) S.A. and KBC Bank N.V. (the "BNP/KBC Credit Facility"). On June 30, 2005, $32 million of funds from this facility were drawn down. On July 1, 2005, the total outstanding principal of $21 million of the KKM Credit Facility, together with outstanding interest, was repaid. See Item 1 Note 6 for further details of the BNP/KBC Credit Facility. In addition, on March 24, 2005, Chaparral and CAP-G signed a Promissory Note Amendment Agreement with Nelson (the "Amendment Agreement"). This provided for a prepayment of $1 million of the $4 million due to be repaid to Nelson on May 10, 2005 under the existing $4 million loan note and the replacement of the existing loan note with a new loan note for $3 million on substantially similar terms, but with an increase in the interest rate from 12% to 14% from May 10, 2005 and an extension of the maturity date of one year to May 10, 2006. On March 31, 2005 the $1 million prepayment was made, the existing loan note was cancelled and the new loan note was signed. See Item 1 Note 6. The BNP/KBC Credit Facility and Amendment Agreement significantly improve the Company's financial position, enabling it to meet all its current financial obligations and continue with field development.

Liquidity and Capital Resources
-------------------------------

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, water injection facilities, plant and equipment (pumps, transformer sub-stations etc.), a rail loading facility and gas utilization. We have invested approximately $165 million in the development of the Karakuduk Field and have drilled 60 new wells and re-completed 13 of the pre-existing wells at the field by June 30, 2005. Total capital expenditures for the first half of 2005 were approximately $13 million. Capital expenditures are estimated to be at least $100 million from 2005 through 2009, including the drilling of approximately 70 more wells over this period. We anticipate 2005 capital expenditures of approximately $46 million.

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During the second quarter of 2005, KKM sold approximately 794,000 barrels of crude oil for $33 million, compared to 679,000 barrels for $24 million in the first quarter of 2005. As mentioned above, KKM has recently secured $40 million of new funding with which it has re-financed the loans provided by Kazkommertsbank. Current daily oil production is in excess of 11,500 barrels per day.

During 2005, KKM expects to further increase production by drilling new wells, converting at least 15 more wells to artificial lift, converting three more wells to water injection wells, adding four new water injection wells to the injection fund and by continuing with hydraulic fracturing work in selected wells. Work on the utilization of associated gas produced from the field will continue throughout the year. Also, in the second half of 2005, KKM expects to commence the construction of a rail loading facility near the field so that by the second half of 2006 KKM will be able to transport crude oil by rail to Aktau. This is expected to result in significantly higher netbacks.

In addition, our short and long-term liquidity is impacted by local oil sales obligations imposed on oil and gas producers within Kazakhstan to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in, on average, $19 lower cash flow per barrel in the first half of 2005. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production on the export market. The Company has determined that it is no longer in its the best interests to pursue arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan, instead we intend to seek an amicable resolution of this matter. If the matter cannot be resolved in a satisfactory manner, we have, however, reserved our right to commence formal arbitration proceedings pursuant to our contractual arrangements with the Government.

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

During the first half of 2005 the Company continued with the development of the Karakuduk Field. As of June 30, 2005 the total field well count had risen to 72 compared to 66 on December 31, 2004. The producing well count at the field as of June 30, 2005 was 52 wells compared to 45 at the end of 2004. One producing well was converted to an injection well.

Production for the first half of 2005 was 1.73 million barrels, equivalent to 9,555 barrels of oil per day ("bopd"), compared to 1.43 million barrels, or 7,867 bopd, in the first half of 2004, an increase of 21%. The Company sold 178,500 tonnes to export markets (93% of total sales) and 14,000 tonnes locally during the first half of 2005, compared with 156,000 tonnes exported (88% of total sales) and 21,000 tonnes to the local market in the first half of 2004.

Drilling activity continued in the second quarter. The "closed circulation system", whereby waste drill cuttings and fluids are collected and taken to a specially prepared pit near the field, was fully implemented. The Company drilled 3.6 wells (11,409m)in the second quarter of 2005 compared to 2.8 wells (8,624m) in the first quarter of the year.

In July, production rose to an average of just over 11,500 bopd.

The Company will continue with the development of the Karakuduk Field throughout the remainder of 2005. One drilling rig and two workover rigs will operate at the field. The Company forecasts that up to 16 wells will be drilled, including two horizontal wells, the first such wells to be drilled at Karakuduk. Phase 2 of the gas utilization project commenced in May. The gas pipeline from km 15 to the Transfer Pumping Station is approximately 50% complete. The Company will also continue with its water injection programme, and the 2006 hydraulic fracturing program that includes 6 wells is due to commence in August.

We expect KKM's production to reach a level of just over 12,000 bopd by the end of the year.

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

2.   Results of Operations

Results of Operations for the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
------------------------------------------------------------------------------

Our operations for the three months ended June 30, 2005 resulted in a net income of $6.60 million compared to a net income of $1.30 million for the three months ended June 30, 2004. The $5.30 million increase in our net income is primarily a result of higher crude prices and higher sales volumes.

Revenues. Revenues were $33.16 million for the second quarter of 2005 compared with $17.47 million for the second quarter of 2004. The $15.69 million increase is the result of higher crude prices and sales volumes achieved during the second quarter of 2005 as compared to the same period of 2004. During the second quarter of 2005, we sold approximately 793,500 barrels of crude oil, recognizing $33.16 million in revenue, or $41.79 per barrel after quality differential losses. Comparably, we sold approximately 666,000 barrels of crude oil, recognizing $17.47 million in revenue, or $26.24 per barrel, during the second quarter of 2004. The result is a positive price variance of $12.34 million and a positive volume variance of $3.35 million.

Transportation and Operating Expenses. Transportation costs for the second quarter of 2005 were $4.06 million, or $5.11 per barrel, and operating costs associated with sales were $3.57 million, or $4.50 per barrel. Comparatively, transportation costs for the second quarter of 2004 were $3.07 million, or $4.61 per barrel, and operating costs associated with sales were $1.69 million, or $2.54 per barrel. The increase in transportation cost per barrel during the second quarter of 2005 is the result of higher tariffs imposed on the Company. The main reason for the increase in operating cost per barrel is changes in cost allocation procedures resulting in a lower percentage of field expenditures being capitalized.

Depreciation and Depletion. Depreciation and depletion expense was $5.83 million for the second quarter of 2005 compared with $4.15 million for the second quarter of 2004. The $1.68 million increase is the result of higher sales volumes and a higher effective depletion rate which is due to a proportionately higher increase in future capital costs associated with increased reserves. During the second quarter of 2005, the Company recognized a total depletion expense of $5.64 million or $5.93 per barrel produced, compared to $4.00 million or $5.50 per barrel produced for the second quarter of 2004.

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

Interest Expense. Interest expense was $1.06 million for the second quarter of 2005 compared to $1.27 million for the second quarter of 2004. The decrease is primarily a result of $0.28 million lower interest under the KKM Credit Facility due to reduction in principal outstanding.

General and Administrative Expense. General and administrative costs decreased from $2.11 million for the three months ended June 30, 2004 to $1.63 million for the three months ended June 30, 2005. The decrease of $0.48 million is primarily due to accrued severance costs for former executives in the second quarter of 2004, reductions in expatriate staff numbers and lower salaries and wages, partially offset by an accrual of $0.57 million for Kazakh withholding tax payable on management fees charged by CAP-G to KKM for the period January 2004 to June 2005. This withholding tax liability has only recently arisen due to changes in KKM's income tax returns.

Income Tax Expense. Income tax expense increased from $1.88 million for the three months ended June 30, 2004 to $5.08 million for the three months ended June 30, 2005, representing 59% and 43% respectively of pre-tax income. The tax charge has increased as income has increased. The effective tax rate has decreased largely because Chaparral parent company administrative costs, which are not deductible against KKM's Kazakh taxable income, are smaller relative to pre-tax income as KKM's profits rise.

Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
--------------------------------------------------------------------------------

Our operations for the six months ended June 30, 2005 resulted in a net income of $10.44 million compared to a net income of $1.93 million for the six months ended June 30, 2004. The $8.51 million increase in our net income is primarily a result of higher crude prices.

Revenues. Revenues were $57.49 million for the first half of 2005 compared with $33.08 million for the first half of 2004. The $24.41 million increase is the result of higher crude prices and sales volumes achieved during the first half of 2005 as compared to the same period of 2004. During the first half of 2005, we sold approximately 1,472,500 barrels of crude oil, recognizing $57.49 million in revenue, or $39.04 per barrel after quality differential losses. Comparably, we sold approximately 1,354,000 barrels of crude oil, recognizing $33.08 million in revenue, or $24.42 per barrel, for the first half of 2004. The result is a positive price variance of $21.52 million and a positive volume variance of $2.89 million.

Transportation and Operating Expenses. Transportation costs for the first half of 2005 were $7.54 million, or $5.12 per barrel, and operating costs associated with sales were $7.39 million, or $5.02 per barrel. Comparatively, transportation costs for the first half of 2004 were $6.22 million, or $4.59 per barrel, and operating costs associated with sales were $3.90 million, or $2.88 per barrel. The increase in transportation cost per barrel during the first half of 2005 is the result of higher tariffs imposed on the Company. The main reason for the increase in operating cost per barrel is changes in cost allocation procedures resulting in a lower percentage of field expenditures being capitalized.

Depreciation and Depletion. Depreciation and depletion expense was $10.85 million for the first half of 2005 compared with $8.54 million for the first half of 2004. The $2.31 million increase is the result of higher sales volumes and a higher effective depletion rate which is due to a proportionately higher increase in future capital costs associated with increased reserves. During the first half of 2005, the Company recognized a total depletion expense of $10.47 million or $6.05 per barrel produced, compared to $8.23 million or $5.74 per barrel produced for the first half of 2004.

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

Interest Expense. Interest expense was $2.28 million for the first half of 2005 compared to $2.50 million for the first half of 2004. Interest charges under the KKM Credit Facility were $0.62 million lower due to reduction in principal outstanding, but this was partially offset by no interest being capitalized in the first half of 2005 compared to $0.26 million in the first half of 2004.

General and Administrative Expense. General and administrative costs decreased from $3.76 million for the six months ended June 30, 2004 to $3.05 million for the six months ended June 30, 2005. The decrease of $0.71 million is primarily due to accrued severance costs for former executives in the first half of 2004, reductions in expatriate staff numbers and lower salaries and wages, partially offset by an accrual of $0.57 million for Kazakh withholding tax payable on management fees charged by CAP-G to KKM for the period January 2004 to June 2005. This withholding tax liability has only recently arisen due to changes in KKM's income tax returns.

Income Tax Expense. Income tax expense increased from $3.02 million for the six months ended June 30, 2004 to $7.51 million for the six months ended June 30, 2005, representing 61% and 42% respectively of pre-tax income. The tax charge has increased as income has increased. The effective tax rate has decreased largely because Chaparral parent company administrative costs, which are not deductible against KKM's Kazakh taxable income, are smaller relative to pre-tax income as KKM's profits rise.

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

4.   Inflation and Exchange Rates

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars, but KKM's statutory tax basis in its assets, tax loss carry-forwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of June 30, 2005, the exchange rate was 135.26 Tenge per U.S. dollar compared to 130.00 as of December 31, 2004.

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


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

The functional currency is the U.S. dollar. All transactions arising in currencies other than U.S. dollars, including assets, liabilities, revenue, expenses, gains, or losses are measured and recorded in U.S. dollars using the exchange rate in effect on the date of the transaction.

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates prevailing as of the balance sheet date (135.26 and 130.00 Tenge per U.S. dollar as of June 30, 2005 and December 31, 2004, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period. See Item 2 section 4 for discussion on inflation and exchange rate risks.

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

In addition, under the terms of our Agreement with the government of the Republic of Kazakhstan, the Company has the right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. Local market oil prices are significantly lower than prices obtainable on the export market. For the six months ended June 30, 2005, the Company sold 102,000 barrels of crude oil, or 7% of its total oil sales, to the local market, compared to 161,000 barrels, or 12%, during the six months ended June 30, 2004. During the first half of 2005, local market prices obtained by the Company were, on average, $19 per barrel below export market prices, net of transportation costs. We have attempted, in accordance with the Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field, through discussions with the government of the Republic of Kazakhstan. We plan to continue to work with the government to increase our export quota and minimize or eliminate future local sales requirements. In addition, we entered into an agency agreement with Nelson to assist in reducing our local market obligation (see Note 9 to the interim financial statements presented in Item 1). However, no assurances can be provided that we will be able to export a higher portion of our production and that our cash flow from operations will be sufficient to meet working capital requirements in the future.


Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company carried out an evaluation as of June 30, 2005, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Changes in Internal Controls over Financial Reporting

As a result of the evaluation referred to in the preceding paragraph, there were no changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended June 30, 2005.

                           Part II- Other Information



Item 6 - Exhibits


     *10.1 Guarantee Fee Agreement, dated April 19, 2005, between Closed Type JSC Karakudukmunay and Nelson Resources Limited.

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

Dated:   August 10, 2005



                                   Chaparral Resources, Inc.


                                   By: /s/ Simon Gill
                                       --------------------------------------
                                       Simon Gill
                                       Chief Executive Officer



                                   By: /s/ Nigel Penney
                                       ---------------------------------------
                                       Nigel Penney
                                       VP Finance and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)