Form 10-Q
period 2005-09-30
CHAPARRAL RESOURCES INC
filed 2005-11-14
CIK 19252

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

         YES  |_|          NO  |X|


     As of November 9, 2005 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.

                            CHAPARRAL RESOURCES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2005
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item l.   Financial Statements

               Consolidated Condensed Balance Sheets as of September           1
               30, 2005 and December 31, 2004

               Consolidated Condensed Statements of Operations for             3
               the Three Months Ended September 30, 2005 and 2004 and Consolidated Condensed Statements of Operations for the Nine Months Ended September 30, 2005 and 2004

               Consolidated Condensed Statements of Cash Flows for             4
               the Nine Months Ended September  30, 2005 and 2004

               Notes to Consolidated Condensed Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial Condition         14
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.   Controls and Procedures                                             20

PART II.  OTHER INFORMATION

Item 6.   Exhibits                                                            21

          Signatures                                                          22


                             Part I - Financial Information

                              Item 1 - Financial Statements

                                Chaparral Resources, Inc.
                          Consolidated Condensed Balance Sheets

                                                               September 30,   December 31,
                                                                    2005           2004
                                                                (Unaudited)
                                                               -------------   ------------
                                                                    $000          $000
Assets

Current assets:
  Cash and cash equivalents                                          3,360          9,611
  Accounts receivable:
     Oil sales receivable                                           22,241            316
     VAT receivable                                                  6,950          2,212
  Other receivables from affiliates                                      5          1,002
  Prepaid expenses                                                   5,283          3,472
  Current portion of deferred financing charges                      1,274           --
  Crude oil inventory                                                   78             36
                                                                 ---------      ---------
Total current assets                                                39,191         16,649

Deferred financing charges                                             514           --
Materials and supplies                                               6,999          5,238
Other                                                                1,962            336
Property, plant and equipment:
   Oil and gas properties, full cost                               174,687        153,001
   Other property, plant and equipment                              11,529         10,974
                                                                 ---------      ---------
                                                                   186,216        163,975
   Less - accumulated depreciation, depletion and amortization     (80,746)       (62,495)
                                                                 ---------      ---------
Property, plant and equipment, net                                 105,470        101,480
                                                                 ---------      ---------

Total assets                                                       154,136        123,703
                                                                 =========      =========


See accompanying notes.


                                   Chaparral Resources, Inc.
                       Consolidated Condensed Balance Sheets (continued)

                                                                    September 30,   December 31,
                                                                         2005           2004
                                                                     (Unaudited)
                                                                    -------------   ------------
                                                                         $000           $000
Liabilities and Stockholders' equity

Current liabilities:
   Accounts payable                                                       6,244           8,540
   Advances received                                                       --               387
   Prepaid sales                                                            513           6,590
   Accrued liabilities:
     Accrued compensation                                                   256             241
     Accrued interest payable                                               110             713
     Other accrued liabilities                                            3,761           1,822
     Current income tax liability                                        12,907           2,052
   Current portion of loans payable                                       7,725          19,778
                                                                       --------        --------
Total current liabilities                                                31,516          40,123

Accrued production bonus                                                    367             299
Loans payable                                                            12,278          12,000
Deferred tax liability                                                      940           3,258
Minority interest                                                        29,074          12,099
Asset retirement obligation                                               1,517           1,232

Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of  $0.0001 par value; issued and outstanding,
     38,209,502 shares as of September 30, 2005 and
     December 31, 2004                                                        4               4
   Capital in excess of par value                                       107,226         107,226
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
       undesignated. Issued and outstanding - none                         --              --
   Accumulated deficit                                                  (28,786)        (52,538)
                                                                       --------        --------
Total Stockholders' equity                                               78,444          54,692
                                                                       --------        --------
Total liabilities and Stockholders' equity                              154,136         123,703
                                                                       ========        ========


See accompanying notes.


                                            Chaparral Resources, Inc.
                           Consolidated Condensed Statements of Operations (Unaudited)



                                                    For the Three Months Ended            For the Nine Months Ended
                                                 --------------------------------      --------------------------------
                                                 September 30,      September 30,      September 30,      September 30,
                                                     2005                2004              2005                2004
                                                 -------------      -------------      -------------      -------------
                                                     $000 (except share data)              $000 (except share data)

Revenue                                                50,437             22,078            107,924             55,158

Costs and expenses:
   Transportation costs                                 4,969              3,327             12,513              9,546
   Operating expenses                                   4,046              1,762             11,439              5,661
   Marketing fee                                          143                114                401                153
   Depreciation and depletion                           7,440              4,276             18,287             12,813
   Management fee                                         193                157                586                257
   Advisory fee                                          --                 --                 --                  100
   Accretion expense                                       36                 21                110                 67
   General and administrative                           1,673              1,447              4,719              5,204
                                                  -----------        -----------        -----------        -----------
Total costs and expenses                               18,500             11,104             48,055             33,801
                                                  -----------        -----------        -----------        -----------

Income from operations                                 31,937             10,974             59,869             21,357

Other income/(expense):
   Interest income                                         14                  9                157                 63
   Interest expense                                    (1,050)            (1,263)            (3,331)            (3,761)
   Currency exchange loss                                (174)              (197)              (157)              (354)
   Minority interest                                   (9,113)            (2,840)           (16,975)            (5,663)
   Loss on disposition of assets                          (19)                (2)               (20)                (2)
                                                  -----------        -----------        -----------        -----------
Income before income taxes                             21,595              6,681             39,543             11,640

Income tax expense                                     (8,280)            (3,122)           (15,791)            (6,147)
                                                  -----------        -----------        -----------        -----------
Net income available to common Stockholders            13,315              3,559             23,752              5,493
                                                  ===========        ===========        ===========        ===========

Basic earnings per share:
   Net income per share                           $      0.35        $      0.09        $      0.62        $      0.14
   Weighted average number of shares
      outstanding (basic)                          38,209,502         38,209,502         38,209,502         38,209,502

Diluted earnings per share:
   Net income per share                           $      0.33        $      0.09        $      0.59        $      0.14
   Weighted average number of shares
      outstanding (diluted)                        40,475,014         38,209,502         39,959,617         38,209,502

The dilution of earnings per share is due to the dilutive effect of the warrant, described in note 6, on the number of shares outstanding.

See accompanying notes.


                            Chaparral Resources, Inc.
           Consolidated Condensed Statements of Cash Flows (Unaudited)


                                                     For the Nine Months Ended
                                                  --------------------------------
                                                  September 30,      September 30,
                                                      2005                2004
                                                  -------------      -------------
                                                      $000                $000
Cash flows from operating activities

Net income                                            23,752              5,493

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, depletion and amortization         18,230             12,813
     Deferred income taxes                            (2,318)             3,445
     Accretion expense                                   110                 67
     Amortization of note discount                       222                355
     Currency exchange loss                              157                354
     Loss on disposition of assets                        23                  2
     Amortization of deferred financing fees             338               --
     Minority interest                                16,975              5,663

Changes in assets and liabilities:
     (Increase)/decrease in:
       Accounts receivable                           (25,666)            (1,636)
       Prepaid expenses                               (1,810)               142
       Crude oil inventory                               (21)                95
     Increase/(decrease) in:
       Accounts payable and accrued liabilities        9,969             (1,584)
       Prepaid sales                                  (6,077)              --
       Accrued interest payable                         (603)               (86)
       Other liabilities                                  68                 90

                                                     -------            -------
Net cash provided by operating activities             33,349             25,213
                                                     -------            -------

Cash flows from investing activities

Additions to property, plant and equipment              (575)              (377)
Capital expenditures on oil and gas properties       (21,511)           (23,069)
Materials and supplies inventory                      (1,761)              (754)
Other long-term assets                                (1,626)              (287)
                                                     -------            -------
Net cash used by investing activities                (25,473)           (24,487)
                                                     -------            -------



                            Chaparral Resources, Inc.
     Consolidated Condensed Statements of Cash Flows (Unaudited) (continued)



                                                        For the Nine Months Ended
                                                      ------------------------------
                                                      September 30,    September 30,
                                                           2005             2004
                                                      -------------    -------------
                                                           $000             $000
Cash flows from financing activities

Proceeds from loans                                       37,000            7,000
Payment of finance fees                                   (2,127)            --
Payments on loans                                        (49,000)          (7,000)
                                                         -------          -------
Net cash used by financing activities                    (14,127)            --
                                                         -------          -------

Net increase/(decrease) in cash and cash equivalents      (6,251)             726
Cash and cash equivalents at beginning of period           9,611            2,639
                                                         -------          -------
Cash and cash equivalents at end of period                 3,360            3,365
                                                         =======          =======

Supplemental cash flow disclosure

Interest paid                                              3,596            3,682
Income taxes paid                                          7,254              708

Supplemental schedule of non-cash investing and financing activities

Non-cash additions to oil and gas properties                 175              491



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

As of September 30, 2005, Chaparral owns a 60% interest in KKM, a Kazakhstan Joint Stock Company of Closed Type. KKM was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

KKM's rights to the Karakuduk Field may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of KKM's registration. The Agreement can be extended to a date agreed between the Ministry of Energy and Mineral Resources and KKM as long as production of petroleum and/or gas is continued in the Karakuduk Field.

KKM is owned jointly by CAP-G (50%), MTI (10%) and Nelson Resources Limited ("Nelson") (40%). Nelson bought its 40% share in December 2004 from KazMunayGas JSC ("KMG"), the national petroleum company of Kazakhstan, owned by the government of the Republic of Kazakhstan. Since May 2004, Nelson has owned approximately 60% of the outstanding common stock of Chaparral. On October 14, 2005, approximately 65% of the outstanding share capital of Nelson was acquired by LUKOIL Overseas Holding Ltd.

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

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


2.   Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of APB Opinion No. 43, Chapter 4. SFAS 151 clarifies the accounting treatment for various inventory costs and overhead allocations and is effective for inventory costs incurred after July 1, 2005. It did not have a material impact on the Company's financial statements when adopted.

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 specifies the criteria required to record a non-monetary asset exchange using carryover basis and is effective for non-monetary asset exchanges occurring after July 1, 2005. It did not have a material impact on the Company's financial statements when adopted.

In December 2004, the FASB issued SFAS 123 (revised 2004) ("SFAS 123R"), Share Based Payments. SFAS 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value and is effective for public companies in the first interim period after June 15, 2005. It did not have a material impact on the Company's financial statements when adopted.

3.   Prepaid Expenses

The breakdown of Prepaid Expenses is as follows:

                                                             $000
                                                  ----------------------------
                                                  September 30,   December 31,
      Description                                     2005            2004
      -----------                                 -------------   ------------

      Prepaid transportation costs                    1,751          1,151
      Advanced payments for materials and supplies    2,869          1,461
      Prepaid insurance                                 591            568
      Other prepaid expenses                             72            292
                                                      -----          -----
      Total prepaid expenses                          5,283          3,472
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

Since 1995, the core business of the Company has been the development of the Karakuduk Field. The Company has developed an asset that is capable of producing, processing and transporting crude oil to export markets. The field still requires up to possibly 80 new wells, but the oil processing and transportation infrastructure, apart from the obligatory gathering lines and up to four more gathering stations, are in place. However, further infrastructure development is planned to increase profitability of the operation, utilize gas and to maximize oil and produced fluid processing. The Company is legally required under the Agreement to restore the field to its original condition.

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


4.   Asset Retirement Obligation (continued)

The following table shows movements in the Company's asset retirement obligation liability:

                                                               $000
                                                   -----------------------------
                                                   September 30,   September 30,
                                                        2005           2004
                                                   -------------   -------------

  Asset retirement obligation at beginning of period   1,232            804
  Accretion expense                                      110             67
  Additional provision for new wells                     175            204
                                                       -----          -----
  Asset retirement obligation at end of period         1,517          1,075
                                                       =====          =====

5.   Change in Control

In May 2004, Nelson purchased from Central Asian Industrial Holdings, N.V. ("CAIH") 22,925,701 shares of Chaparral, representing approximately 60% of Chaparral's issued and outstanding common stock. As part of the transaction, a Stock Purchase Warrant exercisable for 3,076,923 shares of the Company's common stock originally issued to CAIH, and a promissory note of the Company payable to CAIH, with a principal amount of $4 million (see Note 6), were transferred by CAIH to Nelson. The total purchase price was $23.9 million. On October 14, 2005, approximately 65% of the outstanding share capital of Nelson was acquired by LUKOIL Overseas Holding Ltd.

6.   Loans

The Note
--------

In May 2002, the Company received a total equity and debt capital infusion of $45 million, which was partially utilized to repay a substantial portion of the Company's loan agreement with Shell Capital, Inc. (the "Shell Capital Loan"). The Company received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or approximately 60%, of the Company's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum (the "Note"). Along with the Note, CAIH received a warrant to purchase 3,076,923 shares of the Company's common stock at $1.30 per share (the "Warrant"). Additionally, Kazkommertsbank, an affiliate of CAIH, provided KKM with a credit facility totaling $33 million (the "KKB Credit Facility"), consisting of $28 million that was used to repay a portion of the Shell Capital Loan and $5 million that was made available for KKM's working capital requirements. The Company paid CAIH $1.79 million as a related restructuring fee.

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

KKB Credit Facility
-------------------

As mentioned above, in May 2002, KKM established the KKB Credit Facility, a five-year, $33 million credit line with Kazkommertsbank. The KKB Credit Facility consisted of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $2.69 million and $1.71 million of interest expense on the KKB Credit Facility for the nine months ended September 30, 2004 and 2005 respectively.

The non-revolving portion of the KKB Credit Facility accrued simple interest at an annual rate of 14% and was repayable over a five-year period with final maturity in May 2007. Accrued interest was payable quarterly, beginning in December 2002, and KKM began making quarterly principal repayments in May 2003.

The revolving portion of the KKB Credit Facility accrued simple interest at an annual rate of 14%. The revolver was loaned to KKM for short-term periods up to one year, but KKM had the right to re-borrow the funds through May 2006 with final repayment due in May 2007. On December 30, 2003, Kazkommertsbank increased the revolving portion of the KKB Credit Facility from $3 million to $5 million. On the same date, KKM borrowed the additional $2 million to finance ongoing operations. The additional $2 million accrued interest at 14%. Accrued interest on the revolving loan was payable at maturity.

The original KKB Credit Facility included repayment terms of three years and four years for the non-revolving and revolving portions, respectively, with an option to extend the final maturity date for repayment of the entire KKB Credit Facility to five years. KKM exercised the option as of May 2002.

On July 1, 2005, the total outstanding principal of $21 million of the KKB Credit Facility, together with outstanding interest, was repaid. The BNP/KBC Credit Facility (see below) provided the funds for this repayment.

BNP/KBC Credit Facility
-----------------------

On March 24, 2005, KKM signed a $40 million Structured Crude Oil Pre-export Credit Facility Agreement with BNP Paribas (Suisse) SA ("BNP") and KBC Bank N.V. (the "BNP/KBC Credit Facility"). On June 30, 2005, $32 million was drawn down from this facility. For six months from 30 June, 2005 the facility is a revolving credit, after which the amount outstanding becomes a term loan repayable in 36 equal monthly installments commencing on December 30, 2005. The purpose of the loan is to refinance the KKB Credit Facility, fund future development costs and fund fees related to the facility.

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

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


6.   Loans (continued)

The interest rate applicable under the facility is LIBOR plus 3.25% in the first year and LIBOR plus 4.00% thereafter. Interest is payable monthly. Fees paid by KKM include a 1.75% arrangement fee, a 1.65% p.a. commitment fee on the unused commitment during the revolving credit period, $100,000 for the lenders' legal costs and $15,000 for agency and technical bank fees. Fees payable include $15,000 per quarter in advance for agency and technical bank fees. A total of $0.8 million has been accrued for the arrangement fee and legal costs which is being amortized over the life of the facility.

As part of the BNP/KBC Credit Facility conditions, an Offtake Agreement was signed in June 2005 with Vitol Central Asia S.A. ("Vitol") whereby KKM is obligated to sell to Vitol, and Vitol is obligated to buy, all of KKM's crude oil production available for export at international market prices for five years from July 1, 2005, with step-in rights in favor of the lenders. In accordance with the BNP/KBC Credit Facility conditions, accounts receivable from Vitol are pledged as collateral for the loan. In addition, a performance and financial guarantee was issued by Nelson (the "Nelson Guarantee") in support of all amounts owing by KKM under the BNP/KBC Credit Facility. Under a separate agreement, in consideration for issuing the Nelson Guarantee, KKM will pay Nelson, annually in advance, a fee of 2.5% p.a. on the facility amount of $40 million for the first six months and on the daily principal amount of the loan outstanding during the term period. An amount of $1.0 million, which was paid in July for the estimated first years guarantee fee, has been accrued in June and is being amortized over twelve months.

A further condition of the BNP/KBC Credit Facility is that KKM enter into a Crude Oil Hedging Agreement before the end of August 2005. Nelson entered into such a hedging agreement with BNP, for the benefit of KKM, in April 2005, and this agreement was novated in favor of KKM during the quarter. Under this agreement, KKM has the option each month, from April 2005 to December 2005, to require BNP to pay it an amount per barrel of specified monthly amounts of crude oil equivalent to the excess of $33.00 per barrel over the monthly average for that month of dated Brent. The crude oil amounts specified are 75,000 barrels per calendar month during the second quarter of 2005, 160,000 barrels per calendar month during the third quarter of 2005 and 170,000 barrels per calendar month during the last quarter of 2005. Nelson paid BNP $267,300 as consideration, equivalent to $0.22 per barrel.

KKM is subject to certain pledges, covenants, and other restrictions under the BNP/KBC Credit Facility, including, but not limited to, the following:

     (i) KKM has signed an Offtake Agreement for 100% of its export production, with step-in rights in favor of the lenders;
     (ii) Nelson has provided a written guarantee to the lenders that it will repay the BNP/KBC Credit Facility in the event KKM fails to do so;
    (iii) KKM may not incur additional indebtedness or pledge its assets to another party without the written consent of the lenders;
     (iv) Subordination of existing loans, including inter-company, and any additional loans;
     (v)  KKM may not pay dividends without the written consent of the lenders;
     (vi) Nelson to maintain a controlling interest in KKM; and
    (vii) A requirement to maintain a minimum credit balance in a "Collection Account". This balance should always exceed $1.5 million.

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

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


6.   Loans (continued)

The maturity schedule of the Company's indebtedness under the BNP/KBC Credit Facility as of September 30, 2005, is as follows:

                         Date          Principal Amount Due
                         ----          --------------------
                                               $000

                         2005                    472
                         2006                  5,667
                         2007                  5,667
                         2008                  5,194
                                       --------------------
                 Total principal due          17,000
                                       ====================

The loans are shown in the balance sheet net of the loan discount, which was nil at September 30, 2005 and $222,000 at December 31, 2004.

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

During the third quarter the Company entered into contracts with two local contractors in connection with the construction of the rail oil loading facility at Station 6 between Sai-Utes and Beynu approximately 30 km from the field. The first contract with Temir Zholly Service is for construction of approximately 5 km of rail line and associated infrastructure for a total of $1.46 million. The second is with Akmaral for the construction of a tank farm with a volume of 14,000 tonnes. This contract has a value of $1.70 million.

The Company has no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk Field.

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


9.   Related Party Transactions

In August 2004, the Company approved a two-year agreement with Nelson to provide corporate administrative services and financial advisory services (the "Service Agreement") to support its business activities. The Service Agreement is effective as of June 1, 2004 and can be terminated upon 30 days written notice by either party. In consideration for these services Nelson will receive a fixed monthly fee of $20,000 for administrative services and $25,000 for financial advisory services (the "Management Fee"). As part of the Service Agreement, Nelson is also required to provide personnel to cover Chaparral's executive and managerial needs. The cost of executive and managerial personnel will be allocated on the basis of the cost of personnel involved and on the percentage of time actually spent by such personnel on matters related to Chaparral, as mutually agreed by the parties from time to time. In addition, Nelson will use its greater buying power to obtain more favorable rates for goods and services, including insurance coverage, for Chaparral. These expenditures will be passed to Chaparral at cost with a ten percent mark-up. For the nine months to September 30, 2005, the Company has booked $585,500 for the Management Fee, the executive and managerial cost, insurance coverage and the mark-up under the Service Agreement.

In June 2004, KKM entered into a three year agency agreement with Nelson (the "Marketing Agreement"), whereby Nelson becomes the duly authorized, exclusive agent for the purpose of marketing crude oil, and is empowered to represent the interests of KKM in relations with governmental authorities and commercial organizations and also enter into contracts and agreements and any other documents necessary for and related to the marketing of crude oil. The Marketing Agreement is effective as of June 1, 2004 and can be terminated upon 90 days written notice by either party. As consideration for the services provided under the Marketing Agreement, KKM shall pay Nelson a fixed fee of $20,000 per month and a variable fee of five US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is more than 10% of the total amount of production, or eight US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is less than 10% of the total amount of production (the "Marketing Fee"). For the period ending September 30, 2005, $400,500 was accrued under the Marketing Agreement.

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

KKM makes a prepayment for crude transportation costs based upon the allocation of export sales received from the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. This prepayment includes pipeline costs charged by the operators of the pipeline systems outside Kazakhstan and is dependent upon the point of sale of KKM's exports. For the nine months ended September 30, 2005, KKM incurred $11.6 million for transportation costs with KTO. As of September 30, 2005, KKM had a prepayment balance of $1.3 million with KTO in respect of sales to be made in October 2005 and a further $0.4 million in respect of sales to be made in November 2005. Comparably, for the nine months ended September 30, 2004, KKM incurred $8.3 million for transportation costs with KTO. As of December 31, 2004, KKM had a prepayment balance of $1.2 million with KTO in respect of sales that were not completed until January 2005.

                            Chaparral Resources, Inc.
        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


9.   Related Party Transactions (continued)

KTO charges KKM for associated costs of oil storage within their pipeline system, sales commission, customs clearance fees in respect of export sales and for water through the Volga Water pipeline. Amounts recognized for these services during the nine months ended September 30, 2005 and 2004 were $346,472 and $185,000, respectively.

The total amounts of the transactions with the above related companies for the nine months ended September 30, 2005 and 2004 are as follows:

                                                $000
                                           ---------------
                                            2005     2004
                                           ------   ------

                      Nelson                1,684    1,236
                      KKS                    --        100
                      Kazkommerts Policy      345      539
                      KTO                  11,977    9,594
                      KMGD                    191    4,624


Accounts payable balance to affiliates as at September 30, 2005 and December 31, 2004 are as follows:

                                                $000
                                           ---------------
                                            2005     2004
                                           ------   ------

                      Nelson                  357     --
                      Kazkommerts Policy     --        195
                      KTO                     198        8
                      KMGD                   --        371
                                           ------   ------
                                              555      574
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

Chaparral stabilized the export sales/local market deliveries ratio in 2004, which had significantly improved from 2002 to 2003. For the year ended December 31, 2004, Chaparral sold approximately 2,544,000 barrels, or 92% of total sales (2003: 2,591,000 barrels, 96%), at world market prices and 214,000 barrels, or 8% (2003: 103,000 barrels, 4%), at domestic market prices. During the nine months to September 30, 2005, exports accounted for 93% of total sales volume.

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


Liquidity and Capital Resources
-------------------------------

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, water injection facilities, plant and equipment (pumps, transformer sub-stations etc.), a rail loading facility and gas utilization. We have invested approximately $177 million in the development of the Karakuduk Field and have drilled 63 new wells and re-completed 13 of the pre-existing wells at the field by September 30, 2005. Total capital expenditures for the nine months to September 30, 2005 were approximately $22 million. Capital expenditures are estimated to be at least $140 million from 2005 through 2009, including the drilling of up to 110 more wells over this period. This is higher than previously stated since in 2005 the Company has commissioned and received a new field development project that was prepared after the state reserves committee of the Republic of Kazakhstan approved a higher than previously reported reserves estimate for the Karakuduk field. We anticipate 2005 capital expenditures of approximately $35 million.

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During the third quarter of 2005, KKM sold approximately 984,000 barrels of crude oil for $50 million, compared to

794,000 barrels for $33 million in the second quarter of 2005. As mentioned above, KKM has recently secured $40 million of new funding with which it has re-financed the loans provided by Kazkommertsbank. Current daily oil production is in excess of 12,450 barrels per day. This is 40% higher than at the same time last year.

During the remainder of 2005, KKM expects to further increase production by drilling 3 more new wells, converting at least 6 more wells to artificial lift and converting 2 more wells to water injection wells. Work on the utilization of associated gas has resulted in the gas pipeline from the field to the export point at Station 6 having been completed. In the final quarter of the year the Company will add the necessary condensate traps to this line and source two high capacity gas driven gas compressors from the United States. Construction of the rail loading facility at station 6 commenced in late September and is anticipated to be operational by August 2006.

In addition, our short and long-term liquidity is impacted by local oil sales obligations imposed on oil and gas producers within Kazakhstan to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in, on average, $29 lower cash flow per barrel sold into the local market in the nine months to September 30, 2005. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production on the export market. The Company has determined that it is no longer in its the best interests to pursue arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan, instead we intend to seek an amicable resolution of this matter. If the matter cannot be resolved in a satisfactory manner, we have, however, reserved our right to commence formal arbitration proceedings pursuant to our contractual arrangements with the Government.

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

During the nine months to September 30, 2005 the Company continued with the development of the Karakuduk Field. As of September 30, 2005 the total field well count had risen to 76 compared to 66 on December 31, 2004. The producing well count at the field as of September 30, 2005 was 58 wells compared to 45 at the end of 2004. One producing well was converted to an injection well.

Production for the nine months to September 30, 2005 was 2.75 million barrels, equivalent to 10,075 barrels of oil per day ("bopd"), compared to 2.19 million barrels, or 7,993 bopd, for the nine months to September 30, 2004, an increase of 26%. The Company sold 307,641 tonnes to export markets (93% of total sales) and 22,000 tonnes locally during the nine months to September 30, 2005, compared with 240,000 tonnes exported (91% of total sales) and 25,000 tonnes to the local market in the nine months to September 30, 2004.

Drilling activity continued in the third quarter. The Company drilled 3 wells (9,609 m) in the third quarter of 2005 compared to 3.6 wells (11,409m) in the second quarter of the year. The reduction in meterage was due to the fact that about 20 days were lost as the rig required essential maintenance and a scheduled load test of the derrick.

During October our average production exceeded 12,000 bopd, and we expect that this level of production will be maintained for the remainder of the year.

The Company will continue with the development of the Karakuduk Field throughout the remainder of 2005. One drilling rig and two workover rigs will operate at the field. At the beginning of the year, the Company forecasted that up to 13 wells would be drilled for the whole year, including one horizontal well, the first such well to be drilled at Karakuduk. We will complete this programme as we expect to drill a further 3 wells during this quarter and commence drilling the horizontal well before the year end.

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

2.   Results of Operations

Results of Operations for the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
-------------------------------------------------------------------------------

Our operations for the three months ended September 30, 2005 resulted in a net income of $13.32 million compared to a net income of $3.56 million for the three months ended September 30, 2004. The $9.76 million increase in our net income is primarily a result of higher crude prices and higher sales volumes.

Revenues. Revenues were $50.44 million for the third quarter of 2005 compared with $22.08 million for the third quarter of 2004. The $28.36 million increase is the result of higher crude prices and sales volumes achieved during the third quarter of 2005 as compared to the same period of 2004. During the third quarter of 2005, we sold approximately 984,000 barrels of crude oil, recognizing $50.44 million in revenue, or $51.24 per barrel after quality differential losses. Comparably, we sold approximately 674,000 barrels of crude oil, recognizing $22.08 million in revenue, or $32.74 per barrel, during the third quarter of 2004. The result is a positive price variance of $18.21 million and a positive volume variance of $10.15 million.

Transportation and Operating Expenses. Transportation costs for the third quarter of 2005 were $4.97 million, or $5.05 per barrel, and operating costs associated with sales were $4.05 million, or $4.11 per barrel. Comparatively, transportation costs for the third quarter of 2004 were $3.33 million, or $4.94 per barrel, and operating costs associated with sales were $1.76 million, or $2.61 per barrel. The transportation cost per barrel during the third quarter of 2005 is similar to that of the 2004 third quarter. The main reason for the increase in operating cost per barrel is changes in cost allocation procedures resulting in a lower percentage of field expenditures being capitalized.

Depreciation and Depletion. Depreciation and depletion expense was $7.44 million for the third quarter of 2005 compared with $4.28 million for the third quarter of 2004. The $3.16 million increase is the result of higher sales volumes and a higher effective depletion rate which is due to a proportionately higher increase in future capital costs associated with increased reserves. During the third quarter of 2005, the Company recognized a total depletion expense of $7.23 million or $7.09 per barrel produced, compared to $4.13 million or $5.41 per barrel produced for the third quarter of 2004.

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

Interest Expense. Interest expense was $1.05 million for the third quarter of 2005 compared to $1.26 million for the third quarter of 2004. The decrease is primarily a result of lower average loan balances outstanding.

General and Administrative Expense. General and administrative costs increased from $1.45 million for the three months ended September 30, 2004 to $1.67 million for the three months ended September 30, 2005. The increase of $0.22 million is primarily due to an accrual of $0.18 million for Kazakh withholding tax payable on management fees charged by CAP-G to KKM.

Income Tax Expense. Income tax expense increased from $3.12 million for the three months ended September 30, 2004 to $8.28 million for the three months ended September 30, 2005, representing 47% and 38% respectively of pre-tax income. The tax charge has increased as income has increased. The effective tax rate has decreased largely because Chaparral parent company administrative costs, which are not deductible against KKM's Kazakh taxable income, are smaller relative to pre-tax income as KKM's profits rise.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
------------------------------------------------------------------------------

Our operations for the nine months ended September 30, 2005 resulted in a net income of $23.75 million compared to a net income of $5.49 million for the nine months ended September 30, 2004. The $18.26 million increase in our net income is primarily a result of higher crude prices.

Revenues. Revenues were $107.92 million for the nine months to September 30, 2005 compared with $55.16 million for the nine months to September 30, 2004. The $52.76 million increase is the result of higher crude prices and sales volumes achieved during the nine months to September 30, 2005 as compared to the same period of 2004. During the nine months to September 30, 2005, we sold approximately 2,377,000 barrels of crude oil, recognizing $107.92 million in revenue, or $45.40 per barrel after quality differential losses. Comparably, we sold approximately 2,029,000 barrels of crude oil, recognizing $55.16 million in revenue, or $27.19 per barrel, for the nine months to September 30, 2004. The result is a positive price variance of $43.30 million and a positive volume variance of $9.46 million.

Transportation and Operating Expenses. Transportation costs for the nine months to September 30, 2005 were $12.51 million, or $5.26 per barrel, and operating costs associated with sales were $11.44 million, or $4.81 per barrel. Comparatively, transportation costs for the nine months to September 30, 2004 were $9.55 million, or $4.71 per barrel, and operating costs associated with sales were $5.66 million, or $2.79 per barrel. The increase in transportation cost per barrel during the nine months to September 30, 2005 is the result of higher tariffs imposed on the Company. The main reason for the increase in operating cost per barrel is changes in cost allocation procedures resulting in a lower percentage of field expenditures being capitalized.

Depreciation and Depletion. Depreciation and depletion expense was $18.29 million for the nine months to September 30, 2005 compared with $12.81 million for the nine months to September 30, 2004. The $5.48 million increase is the result of higher sales volumes and a higher effective depletion rate which is due to a proportionately higher increase in future capital costs associated with increased reserves. During the nine months to September 30, 2005, the Company recognized a total depletion expense of $17.70 million or $6.44 per barrel produced, compared to $12.35 million or $5.64 per barrel produced for the nine months to September 30, 2004.

Interest Expense. Interest expense was $3.33 million for the nine months to September 30, 2005 compared to $3.76 million for the nine months to September 30, 2004. Interest charges under the KKB Credit Facility were $0.62 million lower due to reduction in principal outstanding, but this was partially offset by no interest being capitalized within oil and gas assets in the nine months to September 30, 2005 compared to $0.26 million in the nine months to September 30, 2004.

General and Administrative Expense. General and administrative costs decreased from $5.20 million for the nine months ended September 30, 2004 to $4.71 million for the nine months ended September 30, 2005. The decrease of $0.49 million is primarily due to accrued severance costs for former executives in the nine months to September 30, 2004, reductions in expatriate staff numbers and lower salaries and wages, partially offset by an accrual of $0.76 million for Kazakh withholding tax payable on management fees charged by CAP-G to KKM for the period January 2004 to September 2005. This withholding tax liability has only recently been identified due to a review of the treatment of management changes in KKM's income tax returns.

Income Tax Expense. Income tax expense increased from $6.15 million for the nine months ended September 30, 2004 to $15.79 million for the nine months ended September 30, 2005, representing 53% and 40% respectively of pre-tax income. The tax charge has increased as income has increased. The effective tax rate has decreased largely because Chaparral parent company administrative costs, which are not deductible against KKM's Kazakh taxable income, are smaller relative to pre-tax income as KKM's profits rise. The tax charge for the quarter ended September 30, 2005 is also reduced as a result of a favorable settlement of KKM's 2004 tax returns.

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

4.   Inflation and Exchange Rates

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, could significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars, but KKM's statutory tax basis in its assets and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of September 30, 2005, the exchange rate was 133.89 Tenge per U.S. dollar compared to 130.00 as of December 31, 2004.

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

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates prevailing as of the balance sheet date (133.89 and 130.00 Tenge per U.S. dollar as of September 30, 2005 and December 31, 2004, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period. See Item 2 section 4 for discussion on inflation and exchange rate risks.

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

In addition, under the terms of our Agreement with the government of the Republic of Kazakhstan, the Company has the right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. Local market oil prices are significantly lower than prices obtainable on the export market. For the nine months ended September 30, 2005, the Company sold 160,000 barrels of crude oil, or 7% of its total oil sales, to the local market, compared to 183,000 barrels, or 9%, during the nine months ended September 30, 2004. During the nine months to September 30, 2005, local market prices obtained by the Company were, on average, $29 per barrel below export market prices, net of transportation costs. We have attempted, in accordance with the Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field, through discussions with the government of the Republic of Kazakhstan. We plan to continue to work with the government to increase our export quota and minimize or eliminate future local sales requirements. In addition, we entered into an agency agreement with Nelson to assist in reducing our local market obligation (see Note 9 to the interim financial statements presented in Item 1). However, no assurances can be provided that we will be able to export a higher portion of our production and that our cash flow from operations will be sufficient to meet working capital requirements in the future.


Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company carried out an evaluation as of September 30, 2005, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Changes in Internal Controls over Financial Reporting

As a result of the evaluation referred to in the preceding paragraph, there were no changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended September 30, 2005.

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

Dated:  November 9, 2005



                                            Chaparral Resources, Inc.


                                            By: /s/ Simon Gill
                                                --------------------------------
                                                Simon Gill
                                                Chief Executive Officer



                                            By: /s/ Charles Talbot
                                                --------------------------------
                                                Charles Talbot
                                                VP Finance and Chief Financial
                                                Officer (Principal Financial and
                                                Accounting Officer)