Form 10-K
period 2005-12-31
CHAPARRAL RESOURCES INC
filed 2006-03-23
CIK 19252

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended December 31, 2005.


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

                                 YES |_| NO |X|

 As of June 30, 2005, the aggregate market value of registrant's voting common stock, par value $.0001 per share, held by non-affiliates was $39,737,883.

As of March 17, 2006, registrant had 38,209,502 shares of its common stock, par value $.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Form 8-K filed with the Securities and Exchange Commission on March 14, 2006 is incorporated by reference in Items 1 and 15.

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


PART II


         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters ........................................9

         Item 6.  Selected Financial Data ...................................10

         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................11

         Item 7A. Quantitative and Qualitative Disclosure about
                  Market Risk ...............................................21

         Item 8.  Financial Statements and Supplementary Data ...............22

         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure .......................22

         Item 9A. Controls and Procedures ...................................22


PART III


         Item 10. Directors and Executive Officers of the Registrant ........23

         Item 11. Executive Compensation ....................................25

         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management ............................................29

         Item 13. Certain Relationships and Related Transactions ............31

         Item 14. Principal Accounting Fees and Services ....................32


PART IV


         Item 15. Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K .......................................33

PART I

ITEM 1. BUSINESS

Our Business
------------

Chaparral Resources, Inc. is an independent oil and gas development and production company. Our strategy is to maximize stockholder returns from existing assets. Through intermediate holding companies, Central Asian Petroleum (Guernsey) Ltd., a Guernsey company ("CAP-G"), Korporatsiya Mangistau Terra International Limited ("MTI"), a Kazakhstan company, and Central Asian Petroleum, Inc., a Delaware company ("CAP-D"), we own a 60% interest in ZAO Karakudukmunay ("KKM"), a Kazakh limited liability company that holds a governmental license to develop the Karakuduk Oil Field. All references to "Chaparral," "we," "us," and "our" refer to Chaparral Resources, Inc., and Chaparral's greater than 50% owned subsidiaries, unless indicated otherwise.

Since 1995, the business of Chaparral has been the development of the Karakuduk Field, a 16,900-acre oil field in the Republic of Kazakhstan. The U.S. based oil and gas assets of Chaparral were divested during 1996 and 1997 to help fund the development of the Karakuduk Field. The Government of the former Soviet Union discovered the Karakuduk Field in 1972 and drilled 22 exploratory and development wells, none of which produced commercially. KKM began to aggressively develop the Karakuduk Field in early 2000, re-establishing oil production from a majority of the existing wells and drilling a total of 23 new wells through to September 2001. In February 2003, KKM commenced a new drilling campaign to further develop and commercially produce the oil reserves in the Karakuduk Field. By the end of 2005 the well stock had risen to 61 producing wells, 9 water injection wells and 9 wells that were temporarily shut in, plus one well awaiting completion at year end.

In December 2004 KazMunayGaz JSC ("KMG"), the state owned national petroleum and transportation company of the Republic of Kazakhstan, which owned a 40% interest in KKM, sold its entire interest in KKM to Nelson Resources Limited ("Nelson"). Since May 2004, Nelson has owned approximately 60% of the outstanding common stock of Chaparral. On October 14, 2005 LUKOIL Overseas Holding Limited ("LUKOIL Overseas"), a wholly owned subsidiary of OAO LUKOIL ("LUKOIL") acquired a 65% interest in Nelson. On December 5, 2005 LUKOIL Overseas acquired the remaining shares of Nelson. On the same date Nelson was amalgamated with Caspian Investments Resources Limited ("Caspian") and Nelson ceased to exist.

Currently, the Karakuduk Field is our only oil field. We have no other significant subsidiaries other than CAP-G, MTI and CAP-D.

Merger
------

On March 13, 2006 Chaparral announced that it had entered into an agreement with LUKOIL Overseas to effect a merger into a wholly owned subsidiary of Lukoil. On the effective date of this merger, all issued and outstanding common stock of Chaparral will be exchanged for $5.80 per share in cash. The transaction is subject to the approval of a meeting of stockholders expected to be held in May 2006 and certain other conditions including the receipt of all regulatory approvals and consents. Further details are contained within the form 8-K filed by the Company with the SEC on March 14, 2006, which is incorporated herein by reference.

On March 14, 2006, a lawsuit was filed in the Court of Chancery in the State of Delaware in and for New Castle County by Robert Kelly against Chaparral, LUKOIL Overseas and the directors of Chaparral requesting among other things, that the suit be designated a class action in favor of stockholders, that the merger be declared unlawful and unenforceable because it was entered into in breach of the individual defendants' fiduciary duties and that the merger be enjoined. This summary and description of the Robert Kelly complaint is qualified in its entirety by reference to the complaint, which has been filed as Exhibit 99.2 to this Form 10-K.

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

Crude Oil Sales
---------------

We derive substantially all of our revenue through the production and sale of crude oil from the Karakuduk Field. We are continuing to develop the Karakuduk Field from which we began generating revenue from the sale of crude oil during 2000. KKM recognized $150.58 million in revenue in 2005 from the sale of approximately 3.30 million barrels of crude oil, net of royalty. In 2004, KKM recorded $78.45 million in revenue based upon sales of approximately 2.76 million barrels of crude oil, net of royalty.

KKM sells the majority of its crude oil on the "far" abroad export market. Sales at world market prices were responsible for approximately 98% of KKM's oil sales revenue in 2005. Currently, KKM has a five year crude oil sales agreement in place with Vitol Central Asia S.A. ("Vitol") for the sale of KKM's oil production quota for the export market. This agreement was signed in June 2005. KKM is responsible for obtaining export quotas and all other permissions from Kazakhstan, Russia, or other relevant jurisdictions necessary to transport and deliver KKM's oil production to the off-taker, which is currently FOB Odessa on the Black Sea. The off-taker is responsible for nominating and coordinating oil tankers, if necessary, and arranging for the lifting of the crude oil purchased.

In 2005 and 2004, all of KKM's crude oil export sales were to Vitol.

Transportation routes for our crude oil exports, and hence off-take points, are constrained by the Ministry of Energy's quota allocations. The majority of our crude oil is transported via the Kaztransoil and Transneft pipeline systems to the port of Odessa in Ukraine. The other export point is the port of Primosk on the Baltic Sea. Sales prices at the port locations are based on the average quoted Urals crude oil price from Platt's Crude Oil Marketwire for the three days following the bill of lading date. The actual price is net of deductions that include freight charges and, if applicable, the cost associated with the "detention time" of the tankers transiting the Turkish Straits in and out of the Black Sea. Throughout 2005, all export sales have been made to Vitol, who have a major share of oil exports from Odessa which has enabled them to become the most competitive off-taker, capable of combining export parcels from different crude oil suppliers to make cost efficient cargoes of up to 80,000 tons in one lifting. Under the contract terms with Vitol, payment is made within 30 days of receipt of the bill of lading and KKM's sales invoice, unless otherwise agreed by both parties.

Under the terms of KKM's Agreement with the Ministry of Energy and Natural Resources for Exploration, Development and Production of Oil in the Karakuduk Oil Field (the "Agreement"), we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. The domestic market does not permit world market prices to be obtained, resulting in, on average, approximately $28 to $29 lower cash flow per barrel in 2005 compared with $15 to $16 in 2004. Furthermore, the Government of Kazakhstan has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production on the export market. The Company has determined that it is no longer in the best interests of the Company to pursue arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan, instead we intend to resolve this matter amicably. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

There are many additional risks associated with drilling for and producing oil and gas. These risks include blowouts, cratering, fires, equipment failure and accidents. Any of these events could result in personal injury, loss of life and environmental and/or property damage. If such an event does occur, we may be held liable and we are not fully insured against all of these risks. In fact, many of these risks cannot be insured against. The occurrence of such events that are not fully covered by insurance may require us to pay damages, which would reduce our profits. As of March 1, 2006, we have not experienced any material losses due to these events.

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

Environmental Regulations
-------------------------

We must comply with laws of the Republic of Kazakhstan and international requirements that regulate the discharge of materials into the environment. Environmental protection and pollution control could, in the future, become so restrictive as to make production unprofitable. Furthermore, we may be exposed to claims and lawsuits involving such environmental matters as soil and water contamination and air pollution. We are currently in compliance with all local and international environmental requirements and are closely monitored by the environmental authorities of the Republic of Kazakhstan. During 2004, KKM completed the construction of a waste "polygon" as required by the State Environmental Authorities. This is an area where KKM can safely dispose of waste drilling fluids and cuttings and other harmful or toxic waste. During 2005 KKM also completed the construction of a 28 km gas pipeline from the central processing facility at the field to the oil pipeline booster pumping station. This pipeline represents part of KKM's gas utilization project. The gas will be used to fuel the oil heaters at the booster station, which presently use diesel. Total expenditure on these projects during the year was approximately $1 million. In 2006 KKM is planning to complete construction and start-up operations for gas utilization infrastructure including gas drying and compression to fill in gas-main pipeline. In January 2004, KKM, as part of its obligations under the Agreement, commenced payments into an escrow account controlled by KKM and the Government of the Republic of Kazakhstan. The purpose of the payments is to provide a cash fund to use for future site restoration costs at the Field when operations cease. Monthly payments of $14,000 will be made until the fund reaches $3 million. In January 2004, an extra amount of $168,000 was paid for amounts due in 2003. As of December 31, 2005 overall payments to the fund totaled $504,000.

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

Employees
---------

As of March 1, 2006, Chaparral had no full-time employees and KKM had 248 employees. Both Chaparral and KKM retain independent consultants on an as needed basis. We believe that our relationship with our employees and consultants is good.

Sale by KMG of Minority Interest in KKM to Nelson
-------------------------------------------------

In November 2004 the Company entered into an agreement with its majority stockholder, Nelson, which provided that in the event Chaparral, through CAP-G and/or MTI, received notice from KMG that KMG desired to sell its 40% equity interest in KKM, then the Company would, if requested by Nelson, exercise its right of first refusal under the Agreement to purchase such interest at the price and on the terms specified in such notice. In December 2004, pursuant to this agreement, the Company, through CAP-G, exercised its right of first refusal to purchase from KMG the remaining 40% equity interest in KKM. The Company entered into definitive sale and purchase agreements with both KMG and Nelson, which provided that upon completion of the acquisition by CAP-G, ownership of the newly acquired 40% interest in KKM would be transferred to Nelson. The transfer of the 40% interest from KMG to CAP-G occurred in December 2004, and the transfer from CAP-G to Nelson was completed in January 2005. The purchase price of $34.6 million paid by CAP-G to KMG was determined on an open tender, and the funds for this were made available to CAP-G by Nelson. In addition, Nelson paid the Company a fee of $1.0 million, recorded as part of Other Income in 2004, as well as all documentation and transaction costs relating to the acquisition.

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


ITEM 2. PROPERTIES

Properties
----------

The Karakuduk Field is located in the Mangistau Region of the Republic of Kazakhstan. The license to develop the Karakuduk Field covers an area of approximately 16,900 acres and is effective for a 25-year period, which may be extended upon mutual consent of KKM and the Government of the Republic of Kazakhstan. In 1995, KKM entered into the Agreement with Kazakhstan's Ministry of Energy and Natural Resources to develop the Karakuduk Field.

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

As of December 31 2005, KKM had 61 active productive wells in the Karakuduk Field out of a total well fund of 80 wells. Of these, 67 were drilled by KKM and 13 are re-completions of exploration and delineation wells drilled during the Soviet period. Current production exceeds an average of 12,000 barrels of oil per day (11,000 barrels per day net of royalties), compared to an average for 2005 of 10,565 barrels per day (9,682 barrels per day net of royalties). The remaining wells include 9 that are temporarily shut in, one new drill requiring completion and 9 water injection wells. KKM implemented an aggressive drilling program during 2000, drilling a total of 12 development wells and re-completing four delineation wells, using a combination of two drilling rigs and a workover rig. KKM drilled an additional exploration well and performed two re-completions prior to 2000. During 2003, KKM drilled and completed 13 wells, 12 producers and one injector. Two water supply wells were also drilled and two redundant producing wells were converted to injectors as part of KKM's reservoir pressure maintenance program. The drilling program continued into 2004 during which a total of 16 wells were drilled, 12 as producers, three awaiting completion at year end and one water injector. In addition, a well being drilled over the end of 2003 was completed in 2004 as a water injector. During 2005 an additional 14 wells were drilled and 6 kv power transmission lines were laid to wells transferred from natural flow to mechanical extraction. We constructed access lanes for drilling rigs and carried out certain landfill operations.

In the past, KKM's daily oil production has been limited due to various facility constraints and lack of working capital to fund field operations. KKM remains committed to improving efficiency of field facilities through continued expansion of its oil storage capacity, installation of additional gathering and processing facilities, and the full implementation of the central processing facility.

In June 2002, KKM commissioned an 18-mile crude oil pipeline from the Karakuduk Field currently capable of transporting up to 13,000 barrels of oil per day to the transfer pumping station where KKM's crude oil is transferred to the State owned Kaztransoil pipeline system. During 2004, KKM completed installation of the booster pump station mid way along this pipeline which will allow throughput of up to 18,000 barrels of oil per day. KKM still transports oil from some wells by truck to the nearest field gathering station or to the central processing facility at the field. These are either new wells which have yet to be tied in to the field gathering system, or naturally flowing wells that do not have sufficient wellhead pressure to overcome the back pressure in the field flow line system. In 2005 we installed three new submersible pumps to enhance the wells production performance.

As part of a program to maximize sales revenue, a decision has been taken to construct a railroad rack to transport Karakuduk crude oil to the port of Aktau to discharge at oil terminals in the Caspian Sea. This will ensure that the quality crude oil from Karakuduk is not mixed with lower quality, high sulfur oil in the current pipeline systems. This project will involve construction of a two-way rack with simultaneous filling of up to 30 tank wagons and reservoir facilities of two 5,000 cubic meter and two 2,000 cubic meter tanks. The total capital cost of the project will amount to over $13 million. This project is due for completion in the fourth quarter of 2006.

In 2003, KKM further expanded the central processing unit in order to improve its produced water processing capability in the field, to enable reservoir pressure maintenance through water injection. KKM continued to expand and upgrade all field production facilities in 2004 and 2005. Additions to the field processing facilities, gathering stations and export infrastructure were made to enable increased production and higher fluid throughput anticipated from the ongoing drilling, well artificial lift plans and hydraulic fracturing.

During 2005 KKM used one drilling rig provided by the Oil and Gas Exploration Krakow company. As of January 16, 2006 this drilling contract expired. Currently KKM is not undertaking any drilling activity. KKM plan to operate two drilling rigs from July 1, 2006 and plan to drill 12 more wells by the end of 2006. Tendering procedures for drilling rigs have commenced. Two workover rigs will be operating at the field to complete new drills, transfer wells and the set-up of pumping units. During 2005 21 wells were converted to artificial lift.

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

Full-scale water injection commenced at Karakuduk in April 2004. KKM is injecting into nine wells at the field. Daily injection volume at the field is approximately 15,000 barrels of water per day.

Reserves
--------

As of December 31, 2005, the Karakuduk Field has total estimated proved reserves of approximately 45.33 million barrels (compared with 40.59 million barrels for prior year), net of government royalty, of which our proportional interest is approximately 27.20 million barrels, based upon our 60% interest in KKM. The reserve disclosure is based on a reserve study of the Karakuduk Field conducted by McDaniel and Associates Consultants Limited ("McDaniel"), including data available subsequent to December 31, 2005, in which total estimated proved reserves were calculated in accordance with SEC Regulation SX Rule 4-10.

Net Quantities of Oil and Gas Produced
--------------------------------------

The following table summarizes sales volumes, sales prices and production cost information for our oil and gas production for each of the three years ended December 31, 2005:

                                              Year ended December 31,
                                          -------------------------------
                                          2003         2004          2005
                                          ----         ----          ----
       Net production volumes
         Oil (bbls)                    2,694,000    2,835,000     3,534,000
         Gas (mcf)                             -            -             -
       Net sales volumes
         Oil (bbls)                    2,694,000    2,758,000     3,297,000
         Gas (mcf)                             -            -             -
       Average sales price
         Oil ($ per bbl)                   21.39        28.44         45.67
         Gas ($ per mcf)                       -            -             -
       Average production cost
         ($ per bbl produced)               2.20         2.93          4.48


The average sales revenue, net of transportation costs, was approximately $40.53 and $23.35 per barrel sold for the years ended December 31, 2005 and 2004, respectively. For the same periods, the average transportation costs per barrel sold were approximately $5.14 and $5.09, respectively.

Under the Agreement with the Government of the Republic of Kazakhstan we are entitled to receive 65% of KKM's cash flow from oil sales, net of royalty, on a quarterly basis until our loan to KKM has been fully repaid. The remaining 35% of net cash flows is used by KKM to meet capital and operating expenditures. We may waive temporarily receipt of quarterly loan repayments, in whole or in part, to provide KKM with additional working capital. A further restriction in the BNP / KBC credit facility limits the annual cash flow received by Chaparral from KKM to a maximum of $4 million.

Productive Wells and Acreage
----------------------------

As of December 31, 2005, we had an interest in 70 gross producing oil wells and no gas wells. KKM produces oil from the J1, J2, J4, J6, J7 and J8 reservoirs. In some wells, production is commingled from the J1 and J2 reservoirs (13 wells) and the J8 and J9 reservoirs (five wells). Production is from 13,800 gross acres with the developed acreage being 5,700 acres.

Undeveloped Acreage
-------------------

As of December 31, 2005, 8,100 acres in the Karakuduk Field production area are undeveloped.

Drilling Activity
-----------------

During the three years ended December 31, 2005, our net interests in exploratory and development wells drilled were as follows:

                       Exploratory Wells, Net     Development Wells, Net
   Year Ended          Productive        Dry      Productive          Dry
   December 31,
   2003                     -             -           7.8              -
   2004                     -             -          10.2              -
   2005                     -             -           8.4              -

All wells are located in the Republic of Kazakhstan.

Present Activities
------------------

The workover of well 115 was completed on January 8, 2006 and it is now producing. Drilling of well 155 was completed on January 11, 2006 and production started after workover on February 8, 2006.


ITEM 3. LEGAL PROCEEDINGS

The Company is not conducting any significant legal proceedings, other than as described under "Merger" in Item 1. BUSINESS.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 10, 2005, Chaparral held its Annual Meeting of Stockholders. Our stockholders elected the following five persons as directors, each to serve until the next Annual Meeting of Stockholders or until his successor is elected or appointed: R. Frederick Hodder, Nicholas P. Greene, Peter G. Dilling, Alan D. Berlin, and Simon K. Gill. Chaparral's stockholders also voted to ratify selection by the board of directors of Ernst & Young as Chaparral's independent auditors for the fiscal year ended December 31, 2005.

The number of shares voted and withheld with respect to each director was as follows:

Election of Directors                         For            Withheld
---------------------                         ---            --------
R. Frederick Hodder                        30,577,203         826,617
Nicholas P. Greene                         30,576,571         827,249
Peter G. Dilling                           30,993,596         410,224
Alan D. Berlin                             30,614,585         789,235
Simon K. Gill                              30,573,576         830,244

The number of shares voted with respect to the approval of Ernst & Young as Chaparral's independent auditors was as follows:

                   For             Against          Abstained
                   ---             -------          ---------
                31,337,444          35,990             30,386

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "CHAR". As of March 1, 2006, we have 1,282 stockholders of record of our common stock. No dividend has been paid on our common stock, and there are no plans to pay dividends in the foreseeable future.

The following table shows the range of high and low bid prices for each quarter during our last two calendar years ended December 31, 2005 and 2004, as reported by the National Association of Securities Dealers, Inc:

                                         Price Range ($ per common share)
                                         --------------------------------
        Fiscal Quarter Ended               High                      Low
        --------------------               ----                      ---
        March 31, 2004                     2.00                     1.00
        June 30, 2004                      1.43                     1.08
        September 30, 2004                 1.40                     1.05
        December 31, 2004                  1.75                     1.21
        March 31, 2005                     2.50                     1.50
        June 30, 2005                      2.85                     1.80
        September 30, 2005                 7.24                     2.75
        December 31, 2005                  5.57                     3.25

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

1998 Incentive and Non-statutory Stock Option Plan

On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire Chaparral's common stock may be granted to officers, directors, employees, or consultants of Chaparral and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or non-statutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. Chaparral has not granted any options under the 1998 Plan as of December 31, 2005.

2001 Stock Incentive Plan

In June 2001, Chaparral's stockholders approved the 2001 Stock Incentive Plan, which sets aside a total of 2.14 million shares of Chaparral's common stock for issuance to Chaparral's officers, directors, employees, and consultants. Chaparral has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2005.

We did not sell any securities since October 1, 2001, which were not registered under the Securities Act of 1933, as amended.


ITEM 6. SELECTED FINANCIAL DATA

                                                     As of or for the Year Ended December 31,
                                                            $000 (except where stated)
                                           -----------------------------------------------------------------
                                              2005           2004          2003       2002 (1)          2001
                                              ----           ----          ----       --------          ----
  Oil and gas sales                        150,584         78,451        57,615         45,133             -
  Total revenues                           150,584         78,451        57,615         45,133             -

  Equity in income from investment               -              -             -              -         4,616
  Net income / (loss)                       30,817          8,522         2,061          4,117      (16,215)
  Net income / (loss) per common
  share ($)                                   0.81           0.22          0.05           0.14        (1.16)

  Working capital surplus /
  (deficit)                                 11,358       (23,474)      (12,487)        (2,366)      (39,357)

  Total assets                             168,792        123,703        98,668         87,308        69,037

  Long-term obligations and
  redeemable preferred stock                43,578         28,888        30,470         29,542         3,900

  Stockholders' equity                      85,509         54,692        46,170         44,109        25,361

  Other Data

  Present value of proved reserves
  (2)                                      555,002        204,585       167,182        128,739        40,344

  Minority interest present value
  of proved reserves                       222,001         81,834        66,873         51,496             -
  Proved oil reserves (bbls)                45,331         40,594        25,616         21,855        14,961
  Minority interest of proved oil
  reserves (bbls)                           18,132         16,238        10,246          8,742             -
  Proved gas reserves (mcf)                      -              -             -              -             -

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Liquidity and Capital Resources
----------------------------------

General Liquidity Considerations
--------------------------------

Going Concern
-------------

Our financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Chaparral has experienced limitations in obtaining 100% export quota for the sale of our hydrocarbons and has had a working capital deficit in four of the last five years. Previously these conditions raised substantial doubt about our ability to continue as a going concern. Due to the refinancing of the Company's debt during 2005 (see below) we now expect to be able to meet all expenditure and cash flow requirements through the next twelve months.

Chaparral has continued to manage the ratio of export sales to local market deliveries during 2005 with approximately 3,108,000 barrels, or 94% of current year sales of 3,297,000 barrels sold at world market prices and 189,000 at domestic prices. This compares with total sales of approximately 2,758,000 barrels in 2004, of which approximately 2,544,000 barrels, or 92% (2003:
2,591,000 barrels, 96%), was sold at world market prices and 214,000 barrels, or 8% (2003: 103,000 barrels, 4%), at domestic market prices.

On March 24, 2005, KKM signed a $40 million Structured Crude Oil Pre-export Credit Facility Agreement with BNP Paribas (Suisse) SA and others (the "BNP / KBC Credit Facility"). The funds from this facility are available for use to cover any short-term working capital deficiencies and were used to pay down the previous loan with Kazkommertsbank. Amounts borrowed under the BNP / KBC Credit Facility are repayable in 36 equal monthly installments commencing December 31, 2005. The interest rate is LIBOR plus 3.25% for the first 12 months and LIBOR plus 4.00% thereafter. The lenders also require that KKM implement a crude oil price hedging program, in a form satisfactory to the lenders. In addition, on March 22, 2005, Chaparral and CAP-G signed a Promissory Note Amendment Agreement with Nelson (the "Amended Note"). This provided for a prepayment of $1million of the $4 million due to be repaid to Nelson on May 10, 2005 under the previous $4 million loan note and the replacement of that loan note with a new loan note for $3 million on substantially similar terms, but with an increase in the interest rate from 12% to 14% from May 10, 2005 and an extension of the maturity date of one year to May 10, 2006. The debt refinancing, coupled with current production and price levels, will enable the Company to meet all current financial obligations and continue with field development.

Liquidity and Capital Resources
-------------------------------

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, water injection facilities, plant and equipment (pumps, transformer sub-stations etc.) and gas utilization. We have invested approximately $207 million in the development of the Karakuduk Field and have drilled or re-completed 70 productive wells by the end of 2005. Total capital expenditures for 2005 were approximately $31 million compared to $30 million incurred in 2004. Capital expenditures are estimated to be at least $100 million from 2006 through 2010, including the drilling of approximately 60 more wells over this period. We anticipate 2006 capital expenditures of approximately $46 million.

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During 2005, KKM sold approximately 3.3 million barrels of crude oil for $151 million. As of January 24, 2006, daily oil production was in excess of 12,000 barrels per day (11,000 barrels per day net of royalties) from 59 of the 71 productive wells in the field. The ability of KKM to pay dividends in the immediate future is restricted by the needs of its capital investment program.

In 2006, KKM expects to increase production by drilling new wells, converting at least 16 more wells to artificial lift, converting four more wells to water injection wells, adding four new water injection wells to the injection fund and by continuing with hydraulic fracturing work in selected wells. Management expects production from the Karakuduk Field to increase to over 16,000 barrels of oil per day (14,650 barrels per day net of royalties) by year-end 2006.

In addition, our short and long-term liquidity is impacted by local oil sales obligations imposed on oil and gas producers within Kazakhstan to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in, on average, approximately $28 to $29 lower cash flow per barrel in 2005. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production on the export market. The Company has determined that it is no longer in the best interests of the Company to pursue arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan, instead we intend to seek an amicable resolution of this matter. If the matter cannot be resolved in a satisfactory manner, we have, however, reserved our right to commence formal arbitration proceedings pursuant to our contractual arrangements with the Government.

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

Obligations and Commitments
---------------------------

The following table is a summary of Chaparral's future payments on obligations as of December 31, 2005:

                                       Obligations by Period
                                               $000
                      ---------------------------------------------------------
                      1 Year   2 - 3 Years   4 - 5 Years   Later Years   Total

Debt                  24,667      7,333          --            --        32,000
Interest on debt       1,033        188          --            --         1,221
Contracts with
  suppliers            3,666       --            --            --         3,666


In May 2002, Chaparral received a total equity and debt capital infusion of $45 million. Chaparral received a total investment of $12 million from Central Asian Industrial Holdings, N.V. ("CAIH"), including $8 million in exchange for 22,925,701 shares, or 60%, of Chaparral's outstanding common stock, and $4 million in exchange for a three year note (the "Note") bearing interest at 12% per annum (of which $2 million was repaid during 2002 but re-borrowed in 2004). These shares and the Note were sold to Nelson in May 2004. Additionally, Kazkommertsbank provided KKM with a credit facility totaling $33 million bearing interest at 14% per annum. On March 24, 2005 a further credit facility for $40 million was agreed with BNP Paribas (Suisse) SA ("BNP") and KBC Bank N.V. ("KBC"), the BNP / KBC facility. On June 30, 2005 $32 million was drawn down from this facility and utilized to repay the Kazkommertsbank loan in full. As of December 31, 2005 the outstanding principal balance on the BNP / KBC Credit Facility was $29 million. A repayment of $12 million was made in January 2006 from current cash resources. The terms and conditions of the Note and the BNP / KBC Credit Facility are more fully described in Note 12 of our consolidated financial statements for the year ended December 31, 2005.

The financing costs of the BNP / KBC Credit Facility and the Note represent significant future cash flow requirements. A substantial portion of our future cash flow from operations will be required for debt service and may not be available for other purposes. We expect up to $33.3 million of our future available net cash flows from the Karakuduk Field will be utilized to service these loans, depending upon excess cash flows available from operations, if any, to repay the loan prior to its stated maturity date. The availability of future cash flows is contingent upon many factors beyond our control, including successful development of the underlying oil reserves from the Karakuduk Field, production rates, production and development costs, oil prices, access to oil transportation routes, and political stability in the region. In addition under the BNP / KBC Credit Facility, our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, or acquisitions is also restricted, as well as our ability to acquire or dispose of significant assets or investments. These restrictions may make us more vulnerable and less able to react to adverse economic conditions.

The failure of Chaparral to meet the terms of the BNP / KBC Credit Facility could result in an event of default. If such a default is not waived by the lenders, they can require KKM to immediately repay the full amount outstanding under the facility and may enforce the Nelson guarantee and their step-in rights under the Offtake agreement. We are currently in compliance with all the terms of the BNP / KBC Credit Facility. We had made all principal and interest payments due under the BNP / KBC Credit Facility and the Note as of December 31, 2005.

Related Party Transactions
--------------------------

KKM has a contract to transport 100% of its oil sales through the pipeline owned and operated by KTO, a wholly owned subsidiary of KMG, which was, until December 2004, the 40% minority shareholder in KKM. The rates for transportation are in accordance with those approved by the Government of the Republic of Kazakhstan. Currently, the use of the KTO pipeline system is the only viable method of exporting KKM's production. As KTO notifies KKM of the export sales allocated to KKM on a monthly basis, KTO controls both the volume and transportation cost of export sales. As described above, KKM are constructing a railroad rack to allow alternate routes for shipping of the crude oil from the Karakuduk field.

KKM makes a prepayment for crude transportation based upon the allocation of export sales received from KTO. This prepayment includes pipeline costs charged by the operators of the Russian and Ukrainian pipeline systems which are dependent upon the point of sale of KKM's exports. The following table summarizes KKM's payments to, and balances with, KTO:

                                                                     $000
                                                                 2005     2004

 KKM's payments to KTO during the year                          16,494   13,348
     of which transportation costs for the year                 16,252   13,144

 Prepayment balance with KTO at December 31                      1,787    1,162

 Charges for pipeline storage, sales commission, export sales
 customs fees and Volga pipeline water                             242      204
     of which outstanding at December 31                            14        8


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

All other related party transactions are disclosed in the notes to our consolidated financial statements for December 31, 2005. The loans with Kazkommertsbank and Nelson are disclosed in Note 12 and the drilling contract with KMGD is described in Notes 18 and 19, prepaid transportation to KTO in Note 3 and an insurance policy with Kazkommerts Policy in Note 19.

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

The Ministry of State Revenues of the Republic of Kazakhstan had been considering penalties with respect to the Tax Claim in the amount of $970,000. In March 2004, a court hearing was conducted which resulted in a reduction of these penalties to $53,000. This amount was paid in full during 2004.

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

Exchange Rates and Inflation
----------------------------

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. A devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of cash and cash equivalents in U.S. Dollars, but KKM's statutory tax basis for its assets, tax loss carryforwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. During 2004 and 2005, however, the Tenge has remained relatively stable against the U.S. Dollar. There remains no guarantee that this stability is sustainable for the foreseeable future. As of December 31, 2005, the exchange rate was 133.77 Tenge per U.S. Dollar compared to 130.00 as of December 31, 2004. It should be noted that 94% of our crude oil sales by volume in 2005 were denominated in U.S. Dollars, while the majority of our capital expenditures, operating costs and general and administrative expenses are denominated in Tenge.

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

In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of APB Opinion No. 43, Chapter 4. SFAS 151 clarifies the accounting treatment for various inventory costs and overhead allocations and is effective for inventory costs incurred after July 1, 2005. It has not had a material impact on the Company's financial statements upon adoption.

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 specifies the criteria required to record a non-monetary asset exchange using carryover basis and is effective for non-monetary asset exchanges occurring after July 1, 2005. It has not had a material impact on the Company's financial statements upon adoption.

In December 2004, the FASB issued SFAS 123 (revised 2004) ("SFAS 123R"), Share Based Payments. SFAS 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value and is effective for public companies in the first interim period after June 15, 2005. It has not had a material impact on the Company's financial statements upon adoption.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 changes the accounting for and reporting of a change of accounting principle. It requires retrospective application of a change of accounting principal unless impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the company's financial statements when adopted.

2. Results of Operations
------------------------

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
-------------------------------------------------------------------------------

Net income for the year ended December 31, 2005 amounted to $30.82 million compared to $8.52 million for the year ended December 31, 2004. The increase of $22.30 million is principally due to higher oil prices and increased sales partially offset by excess profit taxes payable in Kazakhstan and higher minority interest and taxes as a result of the higher profits.

Revenue. Revenues for the year ended December 31, 2005 amounted to $150.58 million compared to $78.45 million in the year ended December 31, 2004. The increase of $72.13 million is the result of higher oil prices and increased sales volumes. In 2005 we sold 3,297,000 barrels compared to 2,758,000 barrels in 2004, an increase of 19.5%. The average price per barrel of crude oil recognized in 2005 was $45.67 compared to $28.44 per barrel in 2004. This increase of $17.23 per barrel is reflective of the increase in the average spot price of Brent crude over the same period.

Transportation and Operating Expenses. Transportation costs for the year ended December 31, 2005 were $16.95 million or $5.14 per barrel sold, and operating expenses were $15.83 million or $4.48 per net barrel of crude oil produced. In comparison transportation costs for the year ended December 31, 2004 were $14.05 million, or $5.09 per barrel sold, and operating costs associated with sales were $8.32 million, or $2.93 per barrel produced. The increase in operating costs is due to higher production volumes in the year ended December 31, 2005 and higher labor costs, higher equipment, materials and supplies expenses and increased rental costs.

Excess Profits Tax. Under KKM's Agreement with the Ministry of Energy and Natural Resources for the Exploration, Development and Production of Oil in the Karakuduk Field a charge for Excess Profits Tax becomes payable when the total cumulative return on cash flows at the field exceeds certain levels. This charge is levied at various rates. During 2005 the cumulative rate of return at the Karakuduk field reached a level where this charge has become payable. A charge of $3.22 million has been estimated for the year ended December 31, 2005. There was no corresponding charge for Excess Profits Tax in the year ended December 31, 2004.

Depreciation and Depletion. Depreciation and depletion expense was $25.38 million for the year ended December 31, 2005 compared to $18.18 million for the year ended December 31, 2004. The increase of $7.20 million is principally due to higher sales volumes. The depletion expense for 2005 amounted to $24.54 million or $6.94 per barrel produced compared with $17.55 million or $6.19 per barrel in 2004.

Interest Expense. Interest expense for the year ended December 31, 2005 decreased to $4.68 million from $5.55 million in 2004. This decrease of $0.87 million is mainly due to reductions in the net loan balances outstanding of an average of approximately $10 million. This has been partially offset as the company did not capitalize any interest during the year ended December 31, 2005. The corresponding amount capitalized in 2004 amounted to $0.45 million.

General and Administrative Expenses. General and administrative expenses in the year ended December 31, 2005 decreased by $1.30 million to $7.09 million compared to $8.39 million in 2004. The main reason for the higher expenditure in 2004 was severance payments to former executives of the Company of $0.78 million. In addition to this, further economies were made due to the relocation of the offices of the Company to accommodation shared with Nelson Resources Limited.

Management fee. The management fee increased by $0.23 million to $0.68 million in the year ended December 31, 2005 from $0.45 million in the prior year. This increase is due to the inclusion of twelve months management fees in 2005 compared to seven months fees in 2004.

Marketing fee. The increase of the marketing fee from $0.27 million in the year ended December 31, 2004 to $0.55 million in the year ended December 31, 2005 is due to the inclusion of a full year of the contract in 2005 compared to seven months in 2004 and also an increase in production levels.

Hedge losses. The hedge losses in 2005 relate to certain contracts for oil sales taken out as part of the hedging strategy connected with the BNP / KBC loan facility. Under these agreements, KKM had the option each month, from April 2005 to December 2005, to require BNP to pay it an amount per barrel of specified monthly amounts of crude oil equivalent to the excess of $33.00 per barrel over the monthly average for that month of dated Brent. The crude oil amounts specified are 75,000 barrels per calendar month during the second quarter of 2005, 160,000 barrels per calendar month during the third quarter of 2005 and 170,000 barrels per calendar month during the last quarter of 2005. The Company paid $267,300 as consideration for these contracts, equivalent to $0.22 per barrel. There are no open hedge arrangements at December 31, 2005.

Other Income / (Expense). Other income for the year ended December 31, 2004 includes $1 million received from Nelson as a fee for the Company exercising its pre-emption rights regarding the sale in December 2004 by KMG of its 40% share of KKM, which was then transferred to Nelson, who funded the purchase price. There was no similar transaction in 2005.

Income Taxes. The income tax expense increased by $15.78 million to $22.90 million in the year ended December 31, 2005 from $7.12 million in the year ended December 31, 2004. This increase is due to higher taxable revenues at the KKM level in respect of the year ended December 31, 2005. In 2005 the pre-tax profit at the KKM level was $78.06 million compared to $25.80 million in 2004. All income taxes provided for relate to our operations in Kazakhstan. Chaparral currently has no U.S. income tax liability due to Chaparral's estimated USA domestic tax loss carryforwards of $25.7 million as of December 31, 2005. These carryforwards will expire at various times between 2006 and 2022. See Note 14 to our consolidated financial statements for the year ended December 31, 2005.


Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
-------------------------------------------------------------------------------

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

Transportation and Operating Expenses. Transportation costs for the year ended December 31, 2004 were $14.05 million, or $4.96 per barrel produced, and operating costs associated with sales were $8.32 million, or $2.93 per barrel. In comparison, transportation costs for the year ended December 31, 2003 were $11.47 million, or $4.26 per barrel, and operating costs associated with sales were $5.92 million, or $2.20 per barrel. The increase in transportation costs per barrel is mainly due to higher tariffs imposed on the Company and a 160,000 barrel sale to the local market in 2003 that carried no transportation cost. The increase in operating cost per barrel is mainly due to higher work-over costs.

Depreciation and Depletion. Depreciation and depletion expense was $18.18 million for the year ended December 31, 2004 compared to $18.04 million for the year ended December 31, 2003. The $0.14 million increase is the result of higher sales volumes, offset by a slightly lower effective depletion rate. During the year 2004, Chaparral recognized a total depletion expense of $17.55 million or $6.19 per barrel, compared with $17.30 million or $6.42 per barrel in depletion expense for the year 2003. The decrease in the effective depletion rate of $0.23 per barrel is due to additions to the Company's estimated proved reserves, partially offset by increased estimated capital expenditures for the development of the field for future years.

Interest Expense. Interest expense for the year ended December 31, 2004, increased by $1.02 million from $4.53 million in 2003 to $5.55 million in 2004. This increase is mainly due to $0.46 million of interest payable in 2004 by KKM on advanced sales receipts, $0.21 million increase in discount on the Note, higher interest on the Note of $0.18 million due to the re-borrowing of $2 million in March 2004, and a lower amount of capitalized interest of $0.45 million, offset by lower interest payable of $0.39 million on the KKM Credit Facility.

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

Income Taxes. Income tax expense for the year ended December 31, 2004, increased by $3.00 million from $4.12 million for the year 2003 to $7.12 million for the year 2004. The $3.00 million increase is due to KKM generating higher taxable income in the Republic of Kazakhstan. Net income at the KKM level for the year ended December 31, 2004 was $18.66 million compared with $10.76 million for the year ended December 31, 2003. All income taxes provided for relate to our operations in Kazakhstan. Chaparral had no U.S. income tax liability due to Chaparral's estimated USA domestic tax loss carryforwards of $24.8 million as of December 31, 2004. These carryforwards expire at various times between 2005 and 2022. See Note 14 to our consolidated financial statements for the year ended December 31, 2004.

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

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. Dollars are translated at exchange rates prevailing as of the balance sheet date (133.77 and 130.00 Kazakh Tenge per U.S. Dollar as of December 31, 2005 and 2004, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. Dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. Dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

A devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. During 2005, the Tenge has depreciated against the U.S. Dollar by approximately 3%. Since December 31, 2003, however, the Tenge has appreciated against the U.S. Dollar by approximately 7%. There remains no guarantee that this appreciation is either sustainable or permanent in the foreseeable future. KKM retains the majority of cash and cash equivalents in U.S. Dollars in bank accounts within Kazakhstan, but KKM's statutory tax basis for its assets, tax loss carryforwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and/or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. It should be noted that 94% of our crude oil sales in 2005 were denominated in U.S. Dollars, while the majority of our capital expenditures, operating costs and general and administrative expenses are denominated in Tenge.

The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate that Chaparral could realize or settle these assets and liabilities in U.S. Dollars.

We had $1.79 million of net monetary liabilities denominated in Tenge as of December 31, 2005 compared to $8.25 million at December 31, 2004.

Commodity Prices for Oil
------------------------

During 2005 we sold approximately 3,297,000 barrels of crude oil, recognizing $150.58 million, or $45.67 per barrel, in revenue. In comparison, we sold approximately 2,758,000 barrels of crude oil, recognizing $78.45 million in revenue, or $28.44 per barrel, for the year ended December 31, 2004.

Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in, on average, approximately $28 to $29 lower cash flow per barrel in 2005. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production on the export market. The Company has determined that it is no longer in the best interests of the Company to pursue arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan, instead we intend to seek an amicable resolution of this matter.

During 2004 and 2005 Chaparral has been successful in maintaining the export sales/local market deliveries ratio which had significantly improved from 2002 to 2003. For the year ended December 31, 2005, Chaparral sold approximately 3,297,000 barrels of its current year production, of which approximately 3,108,000 barrels, or 94%, have been sold at world market prices and 189,000 barrels, or 6%, have been sold at domestic market prices compared to 92% at world market prices and 8% at domestic market prices in 2004.

Customer credit concentration
-----------------------------

During 2005 we sold all of our crude oil for export to Vitol Central Asia S.A. ("Vitol"). This accounted for approximately 98% of the Company's revenues during the year. KKM has a five year crude oil sales agreement in place with Vitol. Under this agreement the price for each month's delivery of crude oil is agreed in advance between the off-taker and KKM. KKM has the absolute right, at its own discretion, to sell its oil to a third party if a price cannot be agreed. Crude oil is a fungible product and, as such, a ready market is available subject to the discussion above concerning commodity price risk. All sales to Vitol are covered by an irrevocable letter of credit issued by an international bank having a long term credit rating of no less than 'A'.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company carried out an evaluation as of December 31, 2005, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

As a result of the evaluation referred to in the preceding paragraph, there were no changes during the quarter ended December 31, 2005 that materially affected or are reasonably likely to affect our internal control over financial reporting. There have been no significant changes in internal controls over financial reporting or other factors subsequent to December 31, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 17, 2006, the following table sets forth the names and ages of our directors and executive officers of Chaparral, the principal offices and positions with Chaparral held by each person and the date such person became a director or executive officer. The executive officers are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of stockholders. Each director will hold office until his successor is duly elected and qualified, until his resignation or until he is removed in the manner provided by our bylaws.

Name of Director or Officer and
Position in Chaparral              Since    Age     Principal Occupation During the Last 5 Years
---------------------              -----    ---     --------------------------------------------
Dmitri Timoshenko                  2005     33      Mr Timoshenko graduated from the Moscow State Juridical
Director                                            Academy in 1994 and joined LUKOIL in 1996. He is
                                                    Vice-President and General Counsel for LUKOIL Overseas
                                                    Holding Limited.

Oktay Movsumov*                    2005     49      Mr Movsumov graduated in 1978 from the Azerbijan Engineer
Director                                            and Construction Institute and has a PhD in Economics. He
                                                    has worked for JSC OAO LUKOIL since 1996 and is currently
                                                    Vice-President Finance and Chief Treasurer of LUKOIL
                                                    Overseas Holding Limited.

Peter G. Dilling*                  2002     56      From 1995 to 1997, Mr. Dilling held various positions with
Director                                            Chaparral, including Vice Chairman of the Board and since
                                                    2002 as Director. Mr. Dilling served as President and
                                                    Chief Executive Officer of Trinidad Exploration and
                                                    Development, Ltd., an oil and gas exploration company,
                                                    from 1999 to 2003 and as President and Chief Executive
                                                    Officer of Anglo-African Energy, Inc., from 1999. Mr
                                                    Dilling also serves as Chairman and Director of Salcombe
                                                    SPV Ltd and Holland Park SPV Ltd, both real estate
                                                    investment and development companies, since 2002.

Boris Zilbermints                  2005     37      Since 2001 Mr Zilbermints has worked for LUKOIL Overseas
Director and Chief Executive                        Service Limited, initially as Head of the Strategic
Officer                                             Planning division and as Regional Director for Kazakhstan
                                                    since November 2002. Mr Zilbermints serves as a Board
                                                    Director for the Karachaganak Operating Company, JV Turgai
                                                    Petroleum and the joint venture company developing
                                                    LUKOIL's interests in the Caspian. He is a member of the
                                                    Society of Petroleum Engineers, the International
                                                    Association for Energy Economics and the Association of
                                                    International Petroleum Negotiators.



Name of Director or Officer and
Position in Chaparral              Since    Age     Principal Occupation During the Last 5 Years
---------------------              -----    ---     --------------------------------------------

Alan D. Berlin*                    2002     66      Since 1995, Mr. Berlin has been a partner of the law firm
Director and Corporate Secretary                    Aitken Irvin Berlin & Vrooman, LLP. He was engaged in the
                                                    private practice of law for over five years prior to
                                                    joining Aitken Irvin. Mr. Berlin served as a Director of
                                                    Chaparral in 1997 and was the Secretary of Chaparral from
                                                    January 1996 to August 1997. Since June 1998, he has
                                                    served Chaparral in the same position. From 1985 to 1987,
                                                    Mr. Berlin was the President of the International Division
                                                    of Belco Petroleum Corp. and held various other positions
                                                    with Belco Petroleum Corp. and Belco Oil and Gas Corp.
                                                    from 1977 to 2001. Mr. Berlin has been appointed an
                                                    Honorary Associate of the Centre for Petroleum and Mineral
                                                    Law and Policy at the University of Dundee, Scotland, and
                                                    is a member of the Association of International Petroleum
                                                    Negotiators.

Charles Talbot                     2005     37      Mr. Talbot was appointed Vice President-Finance and Chief
VP-Finance and Chief Financial                      Financial Officer of the Company in October 2005. He is
Officer                                             Group Financial Controller of Caspian Investments
                                                    Resources Limited. He was Group Financial Controller of
                                                    Black & Veatch, Europe, a global engineering company, from
                                                    2001 to 2005. He was admitted to membership of the
                                                    Institute of Chartered Accountants in England and Wales in
                                                    1993.

*    Audit Committee member.


Audit Committee Financial Expert

The board of directors has determined that all audit committee members are financially literate under the current listing standards of the New York Stock Exchange. The board also determined that Peter G. Dilling qualifies as an "audit committee financial expert" as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002.

Code of Ethics

Chaparral has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and its employees. Chaparral has filed a copy of this Code of Ethics as Exhibit 14 to this form 10-K.

Shareholder Nomination Procedures

There had been no material changes during the fourth fiscal quarter to the procedures disclosed in the Proxy statement filed on February 16, 2006 with the SEC.

Committees of the Board of Directors and Meeting Attendance

During the fiscal year 2005, Chaparral held seven board meetings. The board had three committees, namely the Compensation Committee, the Audit Committee and the Corporate Governance Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3 and 4 and any amendments furnished to Chaparral during our fiscal year ended December 31, 2005, and Form 5 and any amendments furnished to Chaparral with respect to the same fiscal year, we believe that our current directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.


ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid by Chaparral for services rendered during the year by Mr. Gill as former Chief Executive Officer of Chaparral, and his predecessor Mr. Klinchev, and by Mr. Penney as former Vice President - Finance and Chief Financial Officer of Chaparral, and his predecessors, Messrs. Soto, Wood and Moore. There were no other executive officers of Chaparral whose annual salary and bonus exceeded $100,000 during the fiscal year 2005.

Summary Compensation Table.

                                            Annual Compensation                          Long-Term Compensation
                                            -------------------                          ----------------------
                                                                                   Awards                   Payouts
                                                                                   ------                   -------
                                                                                         Securities
                                                               Other       Restricted    Underlying
Name and Principal                                             Annual        Stock       Options /      LTIP        All other
Position                 Year          Salary       Bonus   Compensation   Awards ($)     SARs (#)   Payouts ($)  Compensation
--------                 ----          ------       -----   ------------   ----------     --------   -----------  ------------
Simon K. Gill            2005         $170,986(1)         -            -            -            -           -              -
Former Chief             2004         $115,500(2)         -            -            -            -           -              -
Executive Officer
(05/04 to 12/05)

Nikolai D. Klinchev      2005                -            -            -            -            -           -              -
Former Chief             2004         $106,887     $250,000            -            -            -           -   $311,323 (3)
Executive Officer
(11/02 to 05/04)

Nigel F. Penney          2005         $214,238            -            -            -            -           -              -
Former VP-Finance        2004         $101,500            -            -            -            -           -              -
and Chief
Financial Officer
(08/04 to 09/05)

Miguel C. Soto           2005                -            -            -            -            -           -              -
Former VP-Finance        2004         $112,126      $50,000            -            -            -           -   $120,000 (4)
and Chief
Financial Officer
(05/04 to 08/04)

Jonathan P. Wood         2005                -            -            -            -            -           -              -
Former VP-Finance        2004         $100,646      $82,000            -            -            -           -   $222,000 (4)
and Chief
Financial Officer
(01/04 to 05/04)

Richard J. Moore         2005                -            -            -            -            -           -              -
Former VP-Finance        2004                -            -            -            -            -           -   $160,000 (4)
and Chief
Financial Officer
(08/04 to 09/05)

(1) Includes $137,436 paid to Nelson for the services of Mr Gill for the period January to December 2005.

(2) Paid to Nelson for the services of Mr. Gill for the period June to December 2004.

(3) Represents $282,000 severance pay and $29,323 paid by Chaparral for the education of Mr. Klinchev's daughter.

(4)  Severance pay.


Options/SAR Grants.

For the fiscal years ended December 31, 2005 and 2004, we did not grant any options.

Aggregated Option/SAR Exercises and Year-End Option/SAR Value.

As of December 31, 2005, there were no unexercised options/SARs and additionally, no options were exercised in fiscal year 2005.

Director Interlocks.

Mr. Greene was Chief Financial Officer of Nelson until December 2, 2005. Mr. Hodder was an employee of Nelson until December 2, 2005. Mr. Gill was an employee of Nelson until October 21, 2005. Mr. Timoshenko is Vice President and Chief Legal Counsel, Mr. Movsumov is Vice President Finance and Chief Treasurer and Mr Zilbermints is an employee of LUKOIL Overseas.

Compensation of Directors.

During the fiscal year ended December 31, 2002, Chaparral implemented a standard compensation arrangement for its directors, including providing (i) $700 in compensation to each director for each board or committee meeting attended via teleconference, (ii) $1,000 in compensation to each director for each board or committee meeting attended in person, (iii) $2,000 in compensation per day while traveling on Chaparral related business, including board meetings, and (iv) $2,500 in quarterly compensation for serving on Chaparral's board. During 2005, a Special Committee of independent Directors was formed to monitor and protect the interests of all shareholders, equally, in response to the takeover of Nelson. The fees for this committee were approved at $25,000 for each member of the special committee.

Stock Performance Graph.

Comparison of Five Year Cumulative Total Return

The following table compares the total returns (assuming reinvestment of dividends) of common stock, the Nasdaq Market Index and the SIC Code Index for the five year period ending December 31, 2005

                                2000    2001    2002     2003     2004     2005
                                ----    ----    ----     ----     ----     ----
Chaparral Resources, Inc.     100.00   41.66   27.59    27.86    48.27   140.12
SIC Code Index                100.00   89.03   87.04   126.73   167.72   248.97
NASDAQ Market Index           100.00   79.21   54.46    82.12    89.65    91.59

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

In June 2001, Chaparral's stockholders approved the 2001 Stock Incentive Plan, which sets aside 2.14 million shares of Chaparral's common stock for issuance to Chaparral's officers, directors, employees, and consultants. Chaparral has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2005.

Compensation of the Chief Executive Officer
-------------------------------------------

During fiscal year 2005, Mr. Gill served as Chief Executive Officer of Chaparral until December 2005 when he resigned. In establishing his base salary, the Compensation Committee considered the factors set forth above, including the level of CEO compensation in other publicly owned/similar sized development and production companies in the oil and gas industry and their level of involvement in the day-to-day operations of Chaparral.

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

         Compensation Committee of the Board of Directors,
                  O. Movsumov, Chairman
                  B. Zilbermints
                  P. G. Dilling


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 10, 2006, with respect to our directors, named executive officers and each person who is known by us to own beneficially more than 5% of our common stock, and with respect to shares owned beneficially by all of our directors and executive officers as a group. The address for all of our directors and executive officers of Chaparral is 2 Gannett Drive, Suite 418, White Plains, New York 10604.

                                                                 Amount and Nature of      Percent of Common
Name of Beneficial Owner         Position                      Beneficial Ownership (1)        Stock (1)
------------------------         --------                      ------------------------        ---------
Open Joint Stock Company "Oil"   -                                     26,002,624                62.98%
Company "LUKOIL"
11, Sretensky Boulevard
Moscow
Russia, 101000

Allen & Company Incorporated     -                                      3,813,854                 9.24%
711 Fifth Avenue
New York, New York 10022

Peter G. Dilling                 Director                                       -                     -

Alan D. Berlin                   Director                                     167                     *

Dimitri Timoshenko               Director                                       -                     -

Oktay Movsumov                   Director                                       -                     -

Boris Zilbermints                Director and Chief                             -                     -
                                 Executive Officer

R Frederick Hodder               Former Chairman of the Board                   -                     -

Simon K. Gill                    Former Director and Chief                      -                     -
                                 Executive Officer

Nicholas P. Greene               Former Director                                -                     -



                                                                 Amount and Nature of      Percent of Common
Name of Beneficial Owner         Position                      Beneficial Ownership (1)        Stock (1)
------------------------         --------                      ------------------------        ---------

Nikolai D. Klinchev              Former Director and Chief                     84                     *
                                 Executive Officer

Charles I. Talbot                VP-Finance and Chief                           -                     -
                                 Financial Officer

Nigel F. Penney                  Former VP-Finance and Chief                    -                     -
                                 Financial Officer

Jonathan S. Wood                 Former VP-Finance and Chief                    -                     -
                                 Financial Officer

Miguel C. Soto                   Former VP-Finance and Chief                    -                     -
                                 Financial Officer

All current directors, nominees,                                              167                     *
executive officers as a group
(six persons)


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

     (2) In accordance with Rule 13d-3(d)(1)(i)(A), includes 3,076,923 shares underlying warrants to purchase shares of Common Stock. Does not include shares owned directly by officers and stockholders of LUKOIL with respect to which LUKOIL disclaim beneficial ownership. Officers and stockholders of LUKOIL may be deemed to beneficially own shares of the Common Stock reported to be beneficially owned directly by LUKOIL.

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

1998 Incentive and Non-statutory Stock Option Plan

On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire Chaparral's common stock may be granted to officers, directors, employees or consultants of Chaparral and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or non-statutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. Chaparral has not granted any options under the 1998 Plan as of December 31, 2005.

2001 Stock Incentive Plan

In June 2001, Chaparral's stockholders approved the 2001 Stock Incentive Plan, which sets aside a total of 2.14 million shares of Chaparral's common stock for issuance to Chaparral's officers, directors, employees and consultants. Chaparral has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2002, Chaparral received a total equity and debt capital infusion of $45 million, which was partially utilized to repay a substantial portion of Chaparral's loan agreement with Shell Capital. Chaparral received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or 60%, of Chaparral's outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum (the "Note"). Along with the Note, CAIH received a warrant to purchase 3,076,923 shares of Chaparral's common stock at $1.30 per share (the "Warrant"). These shares, the Note and the Warrant were purchased by Nelson in May 2004. Nelson was amalgamated with Caspian in December 2005.

Additionally, Kazkommertsbank, an affiliate of CAIH, provided KKM with a credit facility totaling $33 million, consisting of $28 million that was used to repay a portion of the Shell Capital Loan and $5 million that was made available for KKM's working capital requirements. Chaparral paid CAIH $1.79 million as a related restructuring fee. This loan was repaid in full on July 1, 2005. See
Note 12 to our consolidated financial statements for the year ended December 31, 2005 for additional disclosure on loans with affiliates.

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

In August 2004, the Company approved a two-year agreement with Nelson to provide corporate administrative services and financial advisory services (the "Service Agreement") to support its business activities. The Service Agreement is effective as of June 1, 2004 and can be terminated upon 30 days written notice by either party. In consideration for these services Nelson will receive a fixed monthly fee of $20,000 for administrative services and $25,000 for financial advisory services (the "Management Fee"). As part of the Service Agreement, Nelson is also required to provide personnel to cover Chaparral's executive and managerial needs. The cost of executive and managerial personnel will be allocated on the basis of the cost of personnel involved and on the percentage of time actually spent by such personnel on matters related to Chaparral, as mutually agreed by the parties from time to time. In addition, Nelson would use its greater buying power to obtain more favorable rates for goods and services, including insurance coverage, for Chaparral. These expenditures will be passed to Chaparral at cost with a ten percent mark-up. The total amount charged for the Management Fee, the executive and managerial cost, insurance coverage and the mark-up under the Service Agreement during the year ended December 31, 2005 amounted to $677,000 and $682,000 during the year ended December 31, 2004.

On June 3, 2004, KKM entered into a three year agency agreement with Nelson (the "Marketing Agreement"), whereby Nelson becomes the duly authorized, exclusive agent for the purpose of marketing crude oil, and is empowered to represent the interests of KKM in relations with governmental authorities and commercial organizations and also enter into contracts and agreements and any other documents necessary for and related to the marketing of crude oil. The Marketing Agreement is effective as of June 1, 2004 and can be terminated upon 90 days written notice by either party. As consideration for the services provided under the Marketing Agreement, KKM shall pay Nelson a fixed fee of $20,000 per month and a variable fee of five US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is more than 10% of the total amount of production, or eight US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is less than 10% of the total amount of production (the "Marketing Fee"). In 2005 a total of $548,000 was charged under the marketing agreement compared to $274,000 during 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by Chaparral for the audit and other services provided by Ernst & Young and affiliated entities for the years ended December 31, 2005 and 2004.

                 Description                  2005         2004
                 -----------                  ----         ----
                                              $000         $000
                 Audit Fees                    272          219
                 Tax Fees                       11           21
                 Audit Related Fees              -            -
                 All other fees                  3            -
                                            -------      -------
                 Total                         286          240
                                            =======      =======

The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by Chaparral's independent auditors. The Audit Committee pre-approved all audit-related and non-audit services in 2005.

PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements
---------------------------

Table of Contents
                                                                            Page
Chaparral Resources, Inc.                                                   ----
-------------------------

     Report of Independent Registered Public Accounting Firm ................F-1
     Consolidated Balance Sheets - as of December 31, 2005
       and December 31, 2004.................................................F-2
     Consolidated Statements of Operations - Years ended
       December 31, 2005, 2004 and 2003......................................F-4
     Consolidated Statements of Cash Flows - Years ended
       December 31, 2005, 2004 and 2003......................................F-6
     Consolidated Statement of Changes in Stockholders' Equity -
       Years ended December 31, 2005, 2004 and 2003..........................F-8
     Notes to Consolidated Financial Statements..............................F-9
     Supplemental Information - Disclosures About Oil and Gas
       Producing Activities - Unaudited.....................................F-33
     Supplemental Information - Selected Quarterly Financial
       Data - Unaudited.....................................................F-37

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

Exhibit No.                 Description and Method of Filing
-----------                 --------------------------------

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

*10.3 Amendment dated September 11, 1997, to License for the Right to Use the Subsurface in the Republic of Kazakhstan.

*10.4 Amendment to License for the Right to Use the Subsurface in the Republic of Kazakhstan, dated December 31, 1998.

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

*10.6                       1998 Incentive and Non-statutory Stock Option Plan.

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

10.9 2001 Stock Incentive Plan approved by the stockholders of Chaparral Resources, Inc. on June 21, 2001, incorporated by reference to Exhibit 10.43 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on April 15, 2002.

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

10.31 Promissory Note Amendment Agreement by and among Chaparral Resources, Inc. and Central Asian Petroleum (Guernsey) Limited and NRL Acquisition Corp. dated March 22, 2005, incorporated by reference to Exhibit 99.1 to Chaparral Resources, Inc's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

10.32 Guarantee between Closed Type JSC Karakudukmunay and Nelson Resources Limited dated April 19, 2005, incorporated by reference to Exhibit 10.1 to Chaparral Resources, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed with the SEC on August 12, 2005.

14 Chaparral's Code of Ethics, incorporated by reference to Exhibit 99.2 to Chaparral Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 29, 2004.

Exhibit No.                 Description and Method of Filing
-----------                 --------------------------------

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

**99.1 Form 8-K filed with the Securities and Exchange Commission on March 14, 2006 is incorporated by reference.

**99.2 Complaint filed in the Court of Chancery in the State of Delaware in and for New Castle County, captioned Robert Kelly, individually and on behalf of all others similarly situated, v. Dmitry Timoshenko, Oktay Movsumov, Boris Zilbermints, Peter
                            G. Dilling, Alan D. Berlin, LUKOIL Overseas Holding, Ltd. and Chaparral Resources, Inc., Civil Action No. 2001-N, filed March 14, 2006.


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

CHAPARRAL RESOURCES, INC.,
a Delaware corporation


By: /s/ Boris Zilbermints
    --------------------------------------------
    Boris Zilbermints
    Chief Executive Officer
    (Principal Executive Officer)


By: /s/ Charles Talbot
    -------------------------------------
    Charles Talbot
    Chief Financial Officer
    (Principal Financial and Accounting Officer)




Dated:   March 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date               Name and Title                      Signature
----               --------------                      ---------

March 17, 2006     Alan D. Berlin                      /s/ Alan D. Berlin
                   Director and Corporate secretary    -------------------------


March 17, 2006     Peter G. Dilling                    /s/ Peter G. Dilling
                   Director                            -------------------------


March 17, 2006     Oktay Movsumov                      /s/ Oktay Movsumov
                   Director                            -------------------------


March 17, 2006     Dmitry Timoshenko                   /s/ Dmitry Timoshenko
                   Director                            -------------------------


March 17, 2006     Boris Zilbermints                   /s/ Boris Zilbermints
                   Director                            -------------------------

Consolidated Financial Statements

Chaparral Resources, Inc.


As of December 31, 2005 and 2004 and for the Three Years ended December 31, 2005 with Report of Independent Registered Public Accounting Firm






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

Supplemental Information - Disclosures About Oil and Gas
  Producing Activities - Unaudited..........................................F-33
Supplemental Information - Selected Quarterly Financial
  Data - Unaudited..........................................................F-37

Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Chaparral Resources, Inc.

We have audited the accompanying consolidated balance sheets of Chaparral Resources, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Resources, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with US generally accepted accounting principles.


                  /s/ Ernst & Young Kazakhstan LLP
                  -----------------------------------
                  Ernst & Young Kazakhstan LLP


March 17, 2006
Almaty, Kazakhstan

CHAPARRAL RESOURCES, INC.
CONSOLIDATED BALANCE SHEET




                                                              December 31,
                                                           2005          2004
                                                        ---------     ---------

                                                        $     000     $     000
Assets
Current assets:
     Cash and cash equivalents                             20,995         9,611
     Accounts receivable:
       Oil sales receivable                                15,767           316
       VAT receivable (Note 2)                              6,671         2,212
       Other receivables from affiliates                       17         1,002
     Prepaid expenses (Note 3)                              4,716         3,472
     Income taxes recoverable                               2,301          --
     Crude oil inventory                                      596            36

                                                        ---------     ---------
Total current assets                                       51,063        16,649

Materials and supplies                                      8,082         5,238
Other  (Note 4)                                             2,119           336
Property, plant and equipment:


   Oil and gas properties, full cost (Note 5)             183,505       153,001
   Other property, plant and equipment (Note 6)            12,143        10,974

                                                        ---------     ---------
                                                          195,648       163,975
Less - accumulated depreciation, depletion and
  amortization                                            (88,120)      (62,495)

                                                        ---------     ---------
Property, plant and equipment, net                        107,528       101,480
                                                        ---------     ---------

Total assets                                              168,792       123,703
                                                        =========     =========


See accompanying notes.

CHAPARRAL RESOURCES, INC.
CONSOLIDATED BALANCE SHEET




                                                              December 31,
                                                            2005         2004
                                                         ---------    ---------

                                                         $     000    $     000
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable (Note 19)                                8,497        8,540
   Advances received                                          --            387
   Prepaid sales (Note 7)                                      361        6,590
   Accrued liabilites:
     Accrued compensation                                     --            241
     Other accrued liabilities (Note 9)                      6,000        1,822
     Accrued interest payable (Note 12)                        106          713
     Current income tax liability (Note 14)                     62        2,052
   Current portion of loans payable (Note 12)               24,679       19,778

                                                         ---------    ---------
Total current liabilities                                   39,705       40,123

Accrued production bonus (Note 10)                             395          299
Loans payable (Note 12)                                      7,333       12,000
Deferred income tax liability (Note 14)                         62        3,258
Minority interest                                           34,164       12,099
Asset retirement obligation (Note 11)                        1,624        1,232
Commitments and contingencies (Note 16)                       --           --

Stockholders' equity
   Common Stock (Note 13) - authorized 100,000,000
     shares of $0.0001 par value; issued and
     outstanding 38,209,502 shares as of
     December 31, 2005 and December 31, 2004                     4            4
     Capital in excess of par value                        107,226      107,226
     Preferred stock - 1,000,000 shares authorized,
     925,000 shares undesignated. Issued and
     outstanding - none                                       --           --
     Accumulated deficit                                   (21,721)     (52,538)

                                                         ---------    ---------
Total stockholders' equity                                  85,509       54,692

                                                         ---------    ---------
Total liabilities and stockholders' equity                 168,792      123,703
                                                         =========    =========


See accompanying notes.


CHAPARRAL RESOURCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS




                                                                December 31,
                                                      2005         2004         2003
                                                    ---------    ---------    ---------

Revenue                                               150,584       78,451       57,615
Costs and expenses:
   Transportation costs                                16,951       14,046       11,474
   Operating expenses                                  15,828        8,319        5,915
   Excess Profits Tax                                   3,220         --           --
   Impairment of materials inventory                     --            409         --
   Marketing fee (Note 19)                                548          274         --
   Depreciation, depletion and amortization            25,375       18,180       18,038
   Management fee (Note 19)                               677          450         --
   Advisory fee (Note 19)                                --            100          300
   Hedge losses (Note 8)                                  267         --           --
   Accretion expense                                      148          112           73
   General and administrative                           7,088        8,390        7,762

                                                    ---------    ---------    ---------
                                                       70,102       50,280       43,562
                                                    ---------    ---------    ---------

Income from operations                                 80,482       28,171       14,053
Other income/(expense):
   Interest income                                        251          118           24
   Interest expense                                    (4,678)      (5,552)      (4,526)
   Currency exchange loss                                (259)        (628)         (62)
   Minority interest                                  (22,064)      (7,464)      (4,314)
   Other                                                  (20)         997          (11)

                                                    ---------    ---------    ---------
                                                      (26,770)     (12,529)      (8,889)
                                                    ---------    ---------    ---------

Income before income taxes
   and cumulative effect of change
   in accounting principle                             53,712       15,642        5,164
Income tax expense (Note 14)                          (22,895)      (7,120)      (4,121)

                                                    ---------    ---------    ---------
Income before cumulative effect of
   change in accounting principle                      30,817        8,522        1,043

Cumulative effect of change in accounting
   principle, net of taxes of $436,000 (Notes 1
   & 11)                                                 --           --          1,018

                                                    ---------    ---------    ---------
Net income available to common Stockholders            30,817        8,522        2,061
                                                    =========    =========    =========


See accompanying notes.


CHAPARRAL RESOURCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS




                                                              December 31,
                                                 2005            2004           2003
                                                 ----            ----           ----

Basic earnings per share  (Note 13):
Income per share before cumulative effect
   of change in accounting principle         $      0.81     $      0.22     $      0.03
Cumulative effect of change in
   accounting principle                      $       -       $       -       $      0.02
Net income per share                         $      0.81     $      0.22     $      0.05

Weighted average number of shares
   outstanding (basic)                        38,209,502      38,209,502      38,209,502


Diluted earnings per share (Note 13):
Income per share before cumulative effect
   of change in accounting principle         $      0.77     $      0.22     $      0.03
Cumulative effect of change in
   accounting principle                      $       -       $       -       $      0.02
Net income per share                         $      0.77     $      0.22     $      0.05

Weighted average number of shares
   outstanding (diluted)                      40,111,817      38,407,283      38,209,502


See accompanying notes.


CHAPARRAL RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                    December 31,
                                                            2005        2004        2003
                                                          --------    --------    --------

                                                          $    000    $    000    $    000

Cash flows from operating activities
Net income                                                  30,817       8,522       2,061
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, depletion and amortization                25,375      18,180      18,038
    Impairment of materials inventory                         --           409        --
    Loss on disposition of assets                             --             3          11
    Deferred income taxes                                   (3,196)        201       2,311
    Cumulative effect of change in accounting principle       --          --        (1,018)
    Accretion expense                                          148         112          73
    Amortization of note discount                              222         494         286
    Currency exchange loss                                     259         628          62
    Minority interest                                       22,064       7,464       4,314
    Changes in assets and liabilities:
      (Increase)/decrease in:
        Accounts receivable                                (18,925)       (407)        870
        Prepaid expenses and income tax recoverable         (3,545)       (237)       (775)
        Crude oil inventory                                   (309)        110          55
      Increase/(decrease) in:
        Accounts payable and accrued liabilities             1,645       2,463      (2,156)
        Accrued interest payable                              (607)        (63)        526
        Other liabilities                                   (6,520)      7,212         213

                                                          --------    --------    --------
Net cash provided by operating activities                   47,428      45,091      24,871
                                                          --------    --------    --------


See accompanying notes.


CHAPARRAL RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS




                                                              December 31,
                                                      2005        2004        2003
                                                    --------    --------    --------

                                                    $    000    $    000    $    000

Cash flows from investing activities
Additions to property, plant and equipment           (31,429)    (33,324)    (24,800)
Materials and supplies inventory                      (2,844)     (2,459)       (732)
Proceeds from disposition of assets                     --          --             5

                                                    --------    --------    --------
Net cash used in investing activities                (34,273)    (35,783)    (25,527)
                                                    --------    --------    --------


Cash flows from financing activities
Proceeds from loans                                   59,000       7,000       6,500
Payments on loans                                    (58,988)     (9,000)     (7,500)
Other long-term assets                                (1,783)       (336)       --

                                                    --------    --------    --------
Net cash used by financing activities                 (1,771)     (2,336)     (1,000)
                                                    --------    --------    --------


Net increase/(decrease) in cash and
   cash equivalents                                   11,384       6,972      (1,656)
Cash and cash equivalents at beginning
   of year                                             9,611       2,639       4,295


                                                    --------    --------    --------
Cash and cash equivalents at end of year              20,995       9,611       2,639
                                                    ========    ========    ========


Supplemental cash flow disclosure
     Interest paid, net of amounts capitalized         4,069       4,839       4,282
     Income taxes paid                                30,382       1,984       5,019

Supplemental schedule of non-cash
   investing and financing activities
     Non-cash additions to oil and gas properties        244         372       3,939


See accompanying notes.


CHAPARRAL RESOURCES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY



                                     Common Stock          Capital in
                               -------------------------     Excess      Accumulated
                                  Shares       Amount     of Par Value     Deficit         Total
                               -----------   -----------   -----------   -----------    -----------

                                             $       000   $       000   $       000    $       000

Balance at December 31, 2002    38,209,502             4       107,226       (63,121)        44,109
Net income for the year 2003          --            --            --           2,061          2,061

                               -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2003    38,209,502             4       107,226       (61,060)        46,170
Net income for the year 2004          --            --            --           8,522          8,522

                               -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2004    38,209,502             4       107,226       (52,538)        54,692
Net income for the year 2005          --            --            --          30,817         30,817

                               -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2005    38,209,502             4       107,226       (21,721)        85,509
                               ===========   ===========   ===========   ===========    ===========





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

The consolidated financial statements include the accounts of Chaparral and its greater than 50% owned subsidiaries, ZAO Karakudukmunay ("KKM"), Central Asian Petroleum (Guernsey) Limited ("CAP-G"), Korporatsiya Mangistau Terra International ("MTI"), Road Runner Services Company ("RRSC"), Chaparral Acquisition Corporation ("CAC") and Central Asian Petroleum, Inc. ("CAP-D"). Chaparral owns 80% of the common stock of CAP-G directly and 20% indirectly through CAP-D. Hereinafter, Chaparral and its subsidiaries are collectively referred to as the "Company". All significant intercompany transactions have been eliminated.

Since May 2002 Chaparral has owned a 60% interest in KKM, a limited liability company incorporated in Kazakhstan. KKM was formed to engage in the exploration, development and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

KKM's rights to the Karakuduk Field may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of KKM's registration. The Agreement can be extended to a date agreed between the Ministry of Energy and Mineral Resources and KKM as long as production of petroleum and/or gas is continued in the Karakuduk Field.

KKM is owned jointly by CAP-G (50%), MTI (10%) and Caspian Investments Resources Ltd. ("Caspian") (40%). In May 2002, Chaparral increased its ownership in KKM from 50% to 60% through the acquisition of 100% of the outstanding stock of MTI, a Kazakhstan company.

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

In May 2004, Nelson became the majority shareholder in Chaparral when it purchased 22,925,701 shares from Central Asian Industrial Holdings, N.V. In December 2004 KazMunayGaz JSC ("KMG"), the state owned national petroleum and transportation company of the Republic of Kazakhstan, which owned a 40% interest in KKM, sold its entire interest in KKM to Nelson. Since May 2004, Nelson has owned approximately 60% of the outstanding common stock of Chaparral. On October 14, 2005 LUKOIL Overseas, a wholly owned subsidiary of OAO LUKOIL acquired a 65% interest in Nelson. On December 5, 2005 LUKOIL Overseas acquired the remaining shares of Nelson. On the same date Nelson was amalgamated with Caspian Investments Resources Limited ("Caspian") and Nelson ceased to exist. See Note 12 for further details.

Certain comparative figures presented for the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Acquisitions

In May 2002, the Company acquired 100% of the outstanding shares of MTI from Dardana Limited. MTI's only asset was its 10% ownership interest in KKM. The Company acquired MTI to obtain a controlling interest in KKM as well as to increase the Company's ownership interest in the Karakuduk Field. The aggregate purchase price was $3.9 million, comprising $1.2 million of cash and common stock valued at $2.7 million. The value of the 1 million common shares issued was determined based on the average market price of the Company's common shares over the 3-day period before and after the terms of the acquisition were agreed and announced. As a result, the total purchase price of $3.9 million was recorded as an addition to the Company's oil and gas properties.

CHAPARRAL RESOURCES, INC.

1.   Summary of Significant Accounting Policies and Organization (continued)

Exercise of Right of First Refusal of Purchase of Minority Interest in KKM

In November 2004 the Company entered into an agreement with its former majority stockholder, Nelson, which provided that in the event Chaparral, through CAP-G and/or MTI, received notice from KazMunayGaz JSC ("KMG"), the state owned national petroleum and transportation company of the Republic of Kazakhstan, that KMG desired to sell its 40% equity interest in KKM, then the Company would, if requested by Nelson, exercise its right of first refusal under the Agreement to purchase such interest at the price and on the terms specified in such notice. In December 2004, pursuant to this agreement, the Company, through CAP-G, exercised its right of first refusal to purchase from KMG the remaining 40% equity interest in KKM. The Company entered into definitive sale and purchase agreements with both KMG and Nelson, which provided that upon completion of the acquisition by CAP-G, ownership of the newly acquired 40% interest in KKM would be transferred to Nelson. The transfer of the 40% interest from KMG to CAP-G occurred in December 2004, and the transfer from CAP-G to Nelson was completed in January 2005. The purchase price of $34.6 million paid by CAP-G to KMG was determined on an open tender, and the funds for this were made available to CAP-G by Nelson. In addition, Nelson paid the Company a fee of $1.0 million, recorded as part of Other Income, as well as all documentation and transaction costs relating to the acquisition.

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

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. Dollars are translated at exchange rates prevailing as of the balance sheet date (133.77 and 130.00 Kazakh Tenge per U.S. Dollar as of December 31, 2005 and 2004, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. Dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. Dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period.

The Tenge is not a convertible currency outside of the Republic of Kazakhstan. The translation of Tenge denominated assets and liabilities in these financial statements does not indicate that the Company could realize or settle these assets and liabilities in U.S. Dollars.

The Company had $1.8 million of net monetary liabilities denominated in Tenge as of December 31, 2005, compared to $8.2 million at December 31, 2004.

CHAPARRAL RESOURCES, INC.

1.   Summary of Significant Accounting Policies and Organization (continued)

Interest Capitalization

The Company capitalizes interest on significant construction projects. Statement of Financial Accounting Standards ("SFAS") 34, Capitalization of Interest Costs, provides standards for the capitalization of interest costs as part of the historical cost of acquiring assets. FASB Interpretation No. 33 ("FIN 33") provides guidance for the application of SFAS 34 to the full cost method of accounting for oil and gas properties. Under FIN 33, costs of investments in unproved properties and major development projects, on which depreciation, depletion and amortization (DD&A) expense is not currently taken and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying the weighted-average interest rate on debt by the amount of costs excluded. Capitalized interest cannot exceed gross interest expense. The Company incurred interest costs of $4.67 million and $5.76 million for the years ended December 31, 2005 and 2004, respectively. In the year ended December 31, 2004 the Company capitalized interest totaling $213,000. No interest was capitalized in 2005.

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


         Description                        Period
         -----------                        ------

         Office buildings and apartments    20 years
         Office equipment                   3 years
         Vehicles                           5 years
         Field buildings                    15 years
         Field equipment                    Up to 10 years

CHAPARRAL RESOURCES, INC.

1.   Summary of Significant Accounting Policies and Organization (continued)

Inventory

Crude oil inventory is valued using the first-in, first-out method, at the lower of cost or net realizable value. Crude oil inventory value represents production costs associated with lifting and transporting crude oil from the Karakuduk Field to the KazTransOil pipeline. Crude oil placed into the KazTransOil pipeline is held as inventory until formally nominated and delivered for sale. Crude oil inventory as of December 31, 2005 and 2004 was approximately 53,000 barrels and 4,000 barrels of crude oil, respectively.

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

Earnings Per Common Share

Basic Earnings Per Share ("EPS") is computed by dividing the income or loss available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude certain charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (warrants, convertible notes payable and options) had been converted to such common shares, and if such assumed conversion is dilutive. The Company's basic and diluted EPS for the first three quarters of 2004 and for the year ended December 31, 2003 are the same, as the assumed conversion of all potentially dilutive securities would have been anti-dilutive. Diluted EPS has been calculated for the years ended December 31, 2005 and 2004 as the assumed conversion of all potentially dilutive securities would have been dilutive for the last quarter of 2004 and all quarters of 2005.

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

In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of APB Opinion No. 43, Chapter 4. SFAS 151 clarifies the accounting treatment for various inventory costs and overhead allocations and is effective for inventory costs incurred after July 1, 2005. It has not had a material impact on the Company's financial statements upon adoption.

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 specifies the criteria required to record a non-monetary asset exchange using carryover basis and is effective for non-monetary asset exchanges occurring after July 1, 2005. It has not had a material impact on the Company's financial statements upon adoption.

In December 2004, the FASB issued SFAS 123 (revised 2004) ("SFAS 123R"), Share Based Payments. SFAS 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value and is effective for public companies in the first interim period after June 15, 2005. It has not had a material impact on the Company's financial statements upon adoption.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 changes the accounting for and reporting of a change of accounting principle. It requires retrospective application of a change of accounting principle unless impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and is not expected to have a material impact on the company's financial statements when adopted.

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

Customer credit concentration
-----------------------------

During 2005 we sold all of our crude oil for export to Vitol Central Asia S.A. ("Vitol"). This accounted for approximately 98% of the Company's revenues during the year. KKM has a five year crude oil sales agreement in place with Vitol. Under this agreement the price for each month's delivery of crude oil is agreed in advance between the off-taker and KKM. KKM has the absolute right, at its own discretion, to sell its oil to a third party if a price cannot be agreed. Crude oil is a fungible product and, as such, a ready market is available subject to commodity price risk. All sales to Vitol are covered by an irrevocable letter of credit issued by an international bank having a long term credit rating of no less than 'A'.

2.   VAT Receivable

The value added tax (VAT) receivable is a Tenge denominated asset due from the Republic of Kazakhstan. The VAT receivable consists of VAT paid on local expenditures and imported goods. Under the Agreement, VAT charged to the Company is recoverable in future periods as either cash refunds or offsets against the Company's fiscal obligations, including future income tax liabilities. Periodically, the Company reviews its outstanding VAT receivable for possible impairment. During the years ended December 31, 2005 and 2004, the Company utilized its VAT receivable to offset fiscal obligations for approximately $2.22 million and $3.33 million, respectively.

CHAPARRAL RESOURCES, INC.

3.   Prepaid Expenses

The breakdown of prepaid expenses is as follows:

                                               December 31,   December 31,
     Description                                      2005           2004
     -----------                                    ------         ------
                                                    $  000         $  000

     Prepaid transportation costs                    1,787          1,151
     Advanced payments for materials and supplies    1,111         l1,461
     Prepaid insurance                                 486            568
     Deferred financing charges                        838           --
     Other prepaid expenses                            494            292

                                                    ------         ------
     Total prepaid expenses                          4,716          3,472
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


4.   Other Non-current Assets

                                                       Year ended December 31,
                                                            2005     2004
                                                           ------   ------
                                                           $  000   $  000

     Liquidation fund deposit                                 504      336
     Collection account for BNP / KBC loan (see Note 12)    1,500     --
     Other deferred charges                                   115     --

                                                           ------   ------
                                                            2,119      336
                                                           ======   ======


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

CHAPARRAL RESOURCES, INC.

5.   Oil and Gas Properties - Full Cost (continued)

The Company calculates depreciation, depletion and amortization of oil and gas properties using the unit-of-production method. A depletion rate is computed by dividing the unamortized costs of proved oil and gas properties by the total estimated proved reserves. This depletion rate is applied to the physical units of oil and gas produced during the relevant period. The unamortized costs of proved oil and gas properties include all capitalized costs net of accumulated amortization, estimated future costs to develop proved reserves and estimated dismantling and abandonment costs. Estimates of proved oil and gas reserves are prepared in accordance with guidelines established by the SEC. Those guidelines require that reserve estimates be prepared under existing economic and operating conditions with no provisions for increases in commodity prices, except by existing contractual arrangement.

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

The Company recognized total amortization expense of $24.54 million and $17.55 million for the years ended December 31, 2005 and 2004, respectively. For the same periods, the Company has an effective amortization rate of $6.94 and $6.19 per barrel produced, respectively. The Company's amortization expense during 2003 was $17.30 million.

In accordance with SFAS 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, the Company includes amortization of crude oil production as a component of crude oil inventory value until the related crude oil is sold. For the years ended December 31, 2005 and 2004, the Company had $331,000 and $24,000 of amortization expense allocated to crude oil inventory, respectively.

Costs capitalized to oil and gas properties consist of:

                                             December 31,    December 31,
     Description                                2005            2004
     -----------                              ---------       ---------
                                              $     000       $     000

     Acquisition costs                           10,633          10,633
     Exploration and appraisal costs             22,277          22,277
     Development costs                          142,209         111,950
     Other capitalized costs                      1,097           1,097
     Capitalized interest                         6,088           6,088
     Asset Retirement Obligation                  1,201             956

                                              ---------       ---------
     Total oil and gas properties at cost       183,505         153,001
     Accumulated amortization                   (82,881)        (58,035)

                                              ---------       ---------
     Net properties subject to amortization     100,624          94,966
                                              =========       =========

CHAPARRAL RESOURCES, INC.

5.   Oil and Gas Properties - Full Cost (continued)

The condensed financial statements of KKM are as follows:

                                                   December 31,   December 31,
                                                      2005            2004
                                                    ---------      ---------
                                                    $     000      $     000

     Condensed balance sheet
        Current assets                                 49,908         14,427
        Non-current assets (primarily oil and gas
          properies, full cost method)                112,710        100,893
        Current liabilities                            36,235         38,790
        Non-current liabilities:
          Loans payable                                38,892         41,492
          Other non-current liabilities                 2,081          4,789
        Charter capital                                   200            200
        Retained earnings                              85,210         30,049

     Condensed income statement
        Revenues                                      150,584         78,451
        Costs and expenses                            (95,423)       (59,791)

                                                    ---------      ---------
        Net income                                     55,161         18,660
                                                    =========      =========


6.   Other Property, Plant and Equipment

A summary of other property, plant and equipment is provided in the table below:

                                        December 31,   December 31,
     Description                            2005           2004
     -----------                          --------       --------
                                          $    000       $    000

     Office buildings and apartments           971            960
     Office equipment and furniture          1,712          1,146
     Vehicles                                2,107          1,626
     Land                                       25             25
     Field buildings                         6,349          6,327
     Field equipment and furniture             979            890

                                          --------       --------
     Total cost                             12,143         10,974

     Accumulated depreciation               (5,239)        (4,460)

                                          --------       --------
     Property, plant and equipment, net      6,904          6,514
                                          ========       ========


Depreciation expense for property, plant and equipment was $837,000, $625,000, and $734,000 for the years ending December 31, 2005, 2004 and 2003, respectively.

CHAPARRAL RESOURCES, INC.

7.   Prepaid Sales

Under the terms of its sales agreements with Vitol Central Asia S.A. ("Vitol"), KKM can receive up to one months forecast revenues one month in advance. Vitol charges interest on these prepaid sales amounts at LIBOR plus 3%. At December 31, 2005 and 2004, KKM had $0.36 million and $6.59 million respectively of prepaid sales.

8.   Hedge Agreement

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

Nelson entered into a hedging agreement with BNP, for the benefit of KKM, in April 2005, and this agreement was novated in favor of KKM during September 2005. Under this agreement, KKM had the option each month, from April 2005 to December 2005, to require BNP to pay it an amount per barrel of specified monthly amounts of crude oil equivalent to the excess of $33.00 per barrel over the monthly average for that month of dated Brent. The crude oil amounts specified were 75,000 barrels per calendar month during the second quarter of 2005, 160,000 barrels per calendar month during the third quarter of 2005 and 170,000 barrels per calendar month during the last quarter of 2005. Nelson paid BNP $267,300 as consideration, equivalent to $0.22 per barrel. This hedging arrangement was entered into to ensure that variable receipts from oil revenues were sufficient to meet obligations falling due under the BNP / KBC note facility. The cost of this hedge was recorded as an expense during 2005.

The Company did not enter into any hedge agreements during 2003 and 2004.

9.   Other Accrued Liabilities

                              December 31,   December 31,
     Description                  2005          2004
     -----------                 ------        ------
                                 $  000        $  000

     Accrued taxes payable        2,306         1,178
     Excess profits tax           3,220          --
     Other accrued liabilities      474           644

                                 ------        ------
     Total accrued liabilities    6,000         1,822
                                 ======        ======

CHAPARRAL RESOURCES, INC.

10.  Accrued Production Bonus

Accrued production bonus represents production based bonuses payable to the Government of Kazakhstan, of $500,000 when cumulative production reaches 10 million barrels and $1.2 million when cumulative production reaches 50 million barrels. Under current Kazakhstan tax law, the production bonuses will be considered tax deductible expenditures in the calculation of income taxes. The Company accrues the production bonuses in relation to cumulative oil production. The Company accrued $96,000, $109,000 and $213,000 in production bonuses for the years ended December 31, 2005, 2004 and 2003, respectively. The first production bonus of $500,000 was settled in July 2004 via offset against VAT repayable to the Company.

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

The following table describes all changes to the Company's asset retirement obligation liability:

                                                   December 31,   December 31,
                                                      2005           2004
                                                     ------         ------
                                                     $  000         $  000

  Asset retirement obligation at beginning of year    1,232            804
  Accretion expense                                     148            112
  Liability incurred                                    244            316

                                                     ------         ------
  Asset retirement obligation at end of year          1,624          1,232
                                                     ======         ======

CHAPARRAL RESOURCES, INC.

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

In May 2004, the CAIH shares, the Warrant and the Note were purchased by Nelson. On March 24, 2005, Chaparral and CAP-G signed a Promissory Note Amendment Agreement with Nelson. This provided for a prepayment of $1 million of the $4 million due to be repaid to Nelson on May 10, 2005 under the existing $4 million loan note and the replacement of the existing loan note with a new loan note for $3 million on substantially similar terms, but with an increase in the interest rate from 12% to 14% from May 10, 2005 and an extension of the maturity date of one year to May 10, 2006. On March 31, 2005 the $1 million prepayment was made, the existing loan note was cancelled and the new loan note was signed. The benefit of the Warrant and the Note passed to Caspian upon its amalgamation with Nelson in December 2005.

The Company recognized the following amounts of interest relating to the Note:

                                 December 31,   December 31,   December 31,
                                    2005           2004           2003
                                  --------       --------       --------
                                     $000           $000           $000

     Interest on principal            430            422            240
     Discount amortization            222            494            286

                                  --------       --------       --------
                                      652            916            526
                                  ========       ========       ========


Of the $422,000 interest paid by the Company during 2004, $362,000 was paid to Nelson. All of the interest during 2005 was paid to Nelson or Caspian.

KKM Credit Facility
-------------------

As mentioned above, in May 2002, KKM established the KKM Credit Facility, a five-year, $33 million credit line with Kazkommertsbank. The KKM Credit Facility consisted of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $1.71 million, $4.18 million and $4.0 million of interest expense on the KKM Credit Facility for the years ended December 31, 2005, 2004 and 2003, respectively.

CHAPARRAL RESOURCES, INC.

12.  Loans Payable (continued)

KKM Credit Facility (continued)
-------------------------------

The non-revolving portion of the KKM Credit Facility accrued simple interest at an annual rate of 14% and was repayable over a five-year period with final maturity in May 2007. Accrued interest was payable quarterly, beginning in December 2002, and KKM began making quarterly principal repayments in May 2003. The proceeds of the BNP / KBC loan described below were utilized to repay the KKM Credit Facility in full on July 1, 2005.

The revolving portion of the KKM Credit Facility accrued simple interest at an annual rate of 14%. As at December 31, 2004, there was an outstanding balance of $3 million on the revolving portion of the loan which matured and was repaid on February 9, 2005. The revolving portion of the KKM Credit Facility was classified as current as of December 31, 2004. Accrued interest on the revolving loan was payable at maturity.

The original KKM Credit Facility included repayment terms of three years and four years for the non-revolving and revolving portions, respectively, with an option to extend the final maturity date for repayment of the entire KKM Credit Facility to five years. KKM exercised the option as of May 2002.

BNP / KBC Credit Facility
-------------------------

On March 24, 2005, KKM signed a $40 million Structured Crude Oil Pre-export Credit Facility Agreement with BNP Paribas (Suisse) SA ("BNP") and KBC Bank N.V. (the "BNP / KBC Credit Facility"). On June 30, 2005, $32 million was drawn down from this facility. For six months from 30 June, 2005 the facility is a revolving credit, after which the amount outstanding becomes a term loan repayable in 36 equal monthly installments commencing on December 30, 2005. The purpose of the loan is to refinance the KKM Credit Facility, fund future development costs and fund fees related to the facility.

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

A further condition of the BNP/KBC Credit Facility is that KKM enter into a Crude Oil Hedging Agreement before the end of August 2005. Nelson entered into such a hedging agreement with BNP, for the benefit of KKM, in April 2005, and this agreement was subsequently novated in favor of KKM. Under this agreement, KKM has the option each month, from April 2005 to December 2005, to require BNP to pay it an amount per barrel of specified monthly amounts of crude oil equivalent to the excess of $33.00 per barrel over the monthly average for that month of dated Brent. The crude oil amounts specified are 75,000 barrels per calendar month during the second quarter of 2005, 160,000 barrels per calendar month during the third quarter of 2005 and 170,000 barrels per calendar month during the last quarter of 2005. Nelson paid BNP $267,300 as consideration, equivalent to $0.22 per barrel.

CHAPARRAL RESOURCES, INC.

12.  Loans Payable (continued)

BNP / KBC Credit Facility (continued)

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

The maturity schedule of the Company's indebtedness as of December 31, 2005 is as follows:

                 Date                      Principal Amount Due
                 ----                      --------------------
                                                           $000

                 2006                                    24,677
                 2007                                     7,333
                 Later years                                  -
                                                         ------
                 Total principal due                     32,000
                                                         ======

A prepayment of $12.0 million was made against the BNP / KBC credit facility in January 2006 and this amount is included in amounts falling due within 2006.

Balances as of December 31, 2005 under the different facilities are as follows:

                 Date                      Principal Amount Due
                 ----                      --------------------
                                                           $000

                 BNP / KBC Credit Facility               29,000
                 The Note                                 3,000
                 Other                                        -
                                                         ------
                 Total principal due                     32,000
                                                         ======

The loans are shown in the balance sheet net of the Note discount, which amounted to nil at December 31, 2005 and $222,000 at December 31, 2004.

CHAPARRAL RESOURCES, INC.

13.  Common Stock

General

1998 Incentive and Non-statutory Stock Option Plan

On June 26, 1998, the stockholders approved the 1998 Incentive and Non-statutory Stock Option Plan (the "1998 Plan"), pursuant to which up to 50,000 options to acquire the Company's common stock may be granted to officers, directors, employees or consultants of the Company and its subsidiaries. The stock options granted under the 1998 Plan may be either incentive stock options or non-statutory stock options. The 1998 Plan has an effective term of ten years, commencing on May 20, 1998. The Company has not granted any options under the 1998 Plan as of December 31, 2005.

2001 Stock Incentive Plan

In June 2001, the Company's stockholders approved the 2001 Stock Incentive Plan, which sets aside a total of 2.14 million shares of the Company's common stock for issuance to the Company's officers, directors, employees and consultants. The Company has not made any grants under the 2001 Stock Incentive Plan as of December 31, 2005.

Common Stock Offerings and Common Stock Warrant Issuances

As discussed in Note 12, the Company issued to CAIH a warrant to purchase 3,076,923 shares of the Company's common stock at an exercise price of $1.30 per share, subject to certain anti-dilution provisions. The Warrant is exercisable for five years from May 10, 2002, the date of grant. The fair market value of the Warrant of $2.47 million was recorded as a discount on the Note. The fair market value of the Warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.09%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 0.624, and a weighted average life expectancy of 3.5 years. The Warrant was sold to Nelson in May 2004. Nelson was amalgamated with Caspian in December 2005.

As discussed in Note 12, the Company received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or 60%, of the Company's outstanding common stock. These shares were sold to Nelson in May 2004.

SFAS 123 Disclosure

SFAS 123 requires that pro-forma information regarding net income and earnings per share are determined as if the Company had accounted for its employee stock options under the fair value method as defined in SFAS 123. The fair value for the options issued is estimated at the date of grant using the Black-Scholes option pricing model by using weighted average assumptions, volatility factors of the expected market price of the Company's common stock and the weighted average life expectancy of the options. The Company did not issue any options during the period 2000 to 2005 and all outstanding options were fully vested as of December 31, 1999, therefore pro-forma information is not presented.

Restrictions on dividend payments

Under the terms of the BNP / KBC credit facility KKM may not pay dividends without the written consent of the lenders. The total net assets of KKM at December 31, 2005 amounted to $85.41 million.

CHAPARRAL RESOURCES, INC.

13.  Common Stock (continued)

A summary of the Company's stock option activity and related information for the three years ended December 31, 2005 is as follows:

                                                           Weighted     Weighted
                                                           average      average
                                           Shares under    exercise      fair
                                              option        price $     value $
                                              ------        -------     -------

Unexercised options at December 31, 2002       2,816         95.10         -
Options Cancelled                             (2,816)        95.10         -

Unexercised options at December 31, 2003           -             -         -

Unexercised options at December 31, 2004           -             -         -

Unexercised options at December 31, 2005           -             -         -

Exercisable options - December 31, 2003            -             -
                      December 31, 2004            -             -
                      December 31, 2005            -             -


The following table summarizes all common stock purchase warrant activity:

                                          Number of stock   Exercise price
                                              warrants          range $
                                              ---------       -----------


     Outstanding, December 31, 2002           3,077,256       0.60 - 1.30
     Expired                                       (333)             0.60

                                              ---------       -----------
     Outstanding as of  December 31, 2003     3,076,923              1.30
     Expired/cancelled/granted                     -                  -

                                              ---------       -----------
     Outstanding as of  December 31, 2004     3,076,923              1.30
     Expired/cancelled/granted                     -                  -

                                              ---------       -----------
     Outstanding as of  December 31, 2005     3,076,923              1.30
                                              =========       ===========

CHAPARRAL RESOURCES, INC.

13.  Common Stock (continued)

Earnings per Share

The following table reconciles basic and diluted earnings per share calculations:

                                                                     Per share
                                                Income     Shares      amount
                                                 $000                    $
                                                 ----      ------      ------

     Basic Earnings per Share
     Income available to common stockholders    30,817   38,209,502    0.807

     Effect of Dilutive Securities
     Warrants                                     -       1,902,315     -

     Diluted Earnings per Share
     Income available to common stockholders
        and assumed conversions                 30,817   40,111,817    0.768


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

For financial reporting purposes, income before income taxes, extraordinary gain, and cumulative effect of change in accounting principle includes the following components:


                                           Year ended December 31,
                                    2005            2004            2003
                                  --------        --------        --------
                                  $    000        $    000        $    000

     Domestic                       (1,357)         (1,745)         (3,883)
     Foreign                        55,069          17,387           9,047

                                  --------        --------        --------
                                    53,712          15,642           5,164
                                  ========        ========        ========

CHAPARRAL RESOURCES, INC.

14.  Income Taxes (continued)

The components of the income tax provision are as follows:

                                                Year ended December 31,
                                              2005        2004       2003
                                            --------    --------   --------
                                            $    000    $    000   $    000

     Income tax provision:
       Current:
          Domestic                              --          --         --
          Foreign                             26,091       6,919      2,246

                                            --------    --------   --------
       Total current                          26,091       6,919      2,246
                                            --------    --------   --------

       Deferred:
          Domestic                              --          --         --
          Foreign                             (3,196)        201      1,875

                                            --------    --------   --------
       Total deferred                         (3,196)        201      1,875

                                            --------    --------   --------
     Total provision for income taxes         22,895       7,120      4,121
                                            ========    ========   ========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:


                                                     Year ended December 31,
                                                    2005                2004
                                                  --------            --------
                                                  $    000            $    000
     Deferred tax assets:
       Oil and gas assets                            1,527               1,279
       Sales of assets                                --                    25
       Obsolete inventory                              103                  82
       Amortization of derivatives                   1,400               1,400
       Compensation and accrued expenses               639                 517
       Capital loss on transfer of net
         profits interest                            1,529               1,529
       Net operating loss carry-forwards             8,989               8,428
       Other                                          --                    93

                                                  --------            --------
       Deferred tax assets                          14,187              13,353
       Valuation allowance                         (13,303)            (12,517)

                                                  --------            --------
     Total deferred tax assets                         884                 836
     Deferred tax liabilities:
       Depreciation and other basis differences       (869)             (4,094)
       Other                                           (77)               --

                                                  --------            --------
     Net deferred tax liabilities                      (62)             (3,258)
                                                  ========            ========

CHAPARRAL RESOURCES, INC.

14.  Income Taxes (continued)

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $13.30 million valuation allowance at December 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $0.79 million. The increase in valuation allowance is mainly due to net operating losses arising in 2005, that in the opinion of the Company are unlikely to be realized, partially offset by the expiration of net operating losses from prior years.

As of December 31, 2005, the Company has estimated domestic tax loss carry-forwards of $25.7 million. These carry-forwards will expire at various times between 2006 and 2022.

                              Expiration of domestic tax loss carry-forward
                         1 Year  2 - 3 Years   4 - 5 Years   Later Years   Total
                         ------  -----------   -----------   -----------   -----
                          $000       $000          $000          $000      $000

  Tax loss carry-forward   272        741         1,079         23,590    25,682


During 2000, 2002, 2004 and 2005 the Company had an ownership change under ss.382 of the Internal Revenue Code, which significantly limits the Company's use of its net operating tax loss carry-forwards.

Undistributed earnings associated with the Company's interest in KKM amounted to approximately $51.13 million at December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the Republic of Kazakhstan. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with the hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $7.67 million would be payable upon remittance of the Company's share of all previously unremitted earnings at December 31, 2005.

CHAPARRAL RESOURCES, INC.

14.  Income Taxes (continued)

The following table summarizes the significant differences between the statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                    Year ended December 31,
                                                 2005        2004        2003
                                               --------    --------    --------
                                               $    000    $    000    $    000




Income before minority interest, income taxes,
  and cumulative effect of change in
  accounting principle                           75,776      23,106       9,478
Statutory tax rate                                   35%         35%         35%

Income taxes computed at statutory rate          26,522       8,087       3,317
Losses and expenses with no tax benefit            (784)      1,662       1,919
Excess Profits Tax with no tax benefit              966        --          --
Expiration of NOL carry forwards                     95         152         320
Difference in foreign tax rate                   (3,737)     (1,289)       (694)
Valuation allowance                                 785        (529)        295
Reversal of provision for tax                      (952)       (791)       (899)
Additional foreign taxes/(benefit)                 --          (172)       (137)

                                               --------    --------    --------
Income tax provision                             22,895       7,120       4,121
                                               ========    ========    ========


Foreign taxes applicable to the Company are specified under the Agreement with the Government of the Republic of Kazakhstan. As of December 31, 2005, the Company has utilized all available foreign tax loss carry forwards.

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

15.  Operating Leases

The Company entered into a sublease agreement for office space extending from March 2000 through November 2003. At the expiration date of the lease, the Company moved its registered office from Houston, Texas to White Plains, New York. In addition, the Company entered into a new 6 month lease agreement for reduced office space at a new location in Houston; as of March 31, 2004 this lease was renewed for a further 6 months. Effective June 30, 2004 the Company relocated its administrative offices to London and the Houston office lease was cancelled as at the same date. The remaining lease payments of approximately $6,000 were contractually paid in full for the remainder of the lease. The Company also cancelled

CHAPARRAL RESOURCES, INC.

15.  Operating Leases (continued)

its lease for its executive office in Almaty, Kazakhstan. The Almaty office was subleased from Nasikhat, an affiliate of Kazkommertsbank, for approximately $3,000 per month renewable at the Company's option on September 1, 2004. The remaining lease payments of approximately $10,200 were contractually paid in full for the remainder of the lease.

The Company's rental expense for 2005, 2004 and 2003 was approximately nil, $30,000 and $144,000 respectively.

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

During 2005, the Company sold all of its exported crude oil to Vitol Central Asia S.A.

Oil and gas producers within Kazakhstan are required to sell a certain portion of their crude oil production to the local market to supply local energy needs.

Sales to export and local markets can be summarized as follows:

                                               Year Ended December 31,
                                               2005               2004
                                               ----               ----

       Export market sales
          bbls                            3,108,000          2,544,000
          $000                              147,015             75,631
          % by value                            98%                96%

       Local market sales
          bbls                              189,000            214,000
          $000                                3,569              2,820
          % by value                             2%                 4%


The Company continues to seek an amicable resolution with the Government to eliminate local market requirements and is no longer considering commencing formal arbitration proceedings pursuant to its contractual arrangements with the Government.

18.  Capital Commitments

The Company's drilling and operations related contracts can either be cancelled within 30 days or are on a call-off (as required) basis. On January 16, 2006 the drilling contract with OGEC expired and the rig was demobilized.

At December 31, 2005 the Company had made purchase commitments for work associated with the rail rack and reservoir facilities of $3.3 million. It had no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk Field.

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

CHAPARRAL RESOURCES, INC.

19.  Related Party Transactions (continued)

Kazkommerts Policy, an affiliate of Kazkommertsbank, is the major insurer of KKM's oil and gas activities. The current insurance policy expires in March 2006 and was awarded following an open tender process.

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

The total amounts of the transactions with the above related companies are as follows:


                                 Year ended December 31,
                                 2005     2004      2003
                                 ----     ----      ----
                                 $000     $000      $000

Kazkommerts Policy                  *      778       524
KTO                                 *   13,348    11,561
KMGD                                *    5,256     5,999

* No longer a related party.

Included in accounts payable as of December 31 are the following amounts:

                           Year ended December 31,
                                 2005     2004
                                 ----     ----
                                 $000     $000

Kazkommerts Policy                  *      195
KTO                                 *        8
KMGD                                *      371

                             --------- --------
                                    -      574
                             ========= ========

* No longer a related party.

CHAPARRAL RESOURCES, INC.

19.  Related Party Transactions (continued)

In August 2004, the Company approved a two-year agreement with Nelson to provide corporate administrative services and financial advisory services (the "Service Agreement") to support its business activities. The Service Agreement is effective as of June 1, 2004 and can be terminated upon 30 days written notice by either party. In consideration for these services Nelson will receive a fixed monthly fee of $20,000 for administrative services and $25,000 for financial advisory services (the "Management Fee"). As part of the Service Agreement, Nelson is also required to provide personnel to cover Chaparral's executive and managerial needs. The cost of executive and managerial personnel will be allocated on the basis of the cost of personnel involved and on the percentage of time actually spent by such personnel on matters related to Chaparral, as mutually agreed by the parties from time to time. In addition, Nelson will use its greater buying power to obtain more favorable rates for goods and services, including insurance coverage, for Chaparral. These expenditures will be passed to Chaparral at cost with a ten percent mark-up. The total amount charged for the Management Fee, the executive and managerial cost, insurance coverage and the mark-up under the Service Agreement during the year ended December 31, 2005 amounted to $677,000 and $682,000 during the year ended December 31, 2004.

On June 3, 2004, KKM entered into a three year agency agreement with Nelson (the "Marketing Agreement"), whereby Nelson becomes the duly authorized, exclusive agent for the purpose of marketing crude oil, and is empowered to represent the interests of KKM in relations with governmental authorities and commercial organizations and also enter into contracts and agreements and any other documents necessary for and related to the marketing of crude oil. The Marketing Agreement is effective as of June 1, 2004 and can be terminated upon 90 days written notice by either party. As consideration for the services provided under the Marketing Agreement, KKM shall pay Nelson a fixed fee of $20,000 per month and a variable fee of five US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is more than 10% of the total amount of production, or eight US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is less than 10% of the total amount of production (the "Marketing Fee"). In 2005 a total of $548,000 was charged under the marketing agreement compared to $274,000 during 2004.

All other related party transactions are disclosed in other notes to the financial statements. The loans with Kazkommertsbank and Nelson are disclosed in
Note 12 and prepaid transportation to KTO in Note 3.

20.  Subsequent Events

On March 13, 2006 Chaparral announced that it had entered into an agreement with LUKOIL Overseas Holding Limited ("LUKOIL Overseas") to effect a merger into a wholly owned subsidiary of LUKOIL Overseas. On the effective date of this merger, all issued and outstanding common stock of Chaparral will be exchanged for $5.80 per share in cash. The transaction is subject to the approval of a meeting of stockholders expected to be held in May 2006 and certain other conditions including the receipt of all regulatory approvals and consents. Further details are contained within the form 8-K filed by the Company with the SEC on March 14, 2006, which is incorporated herein by reference.

On March 14, 2006, a lawsuit was filed in the Court of Chancery in the State of Delaware in and for New Castle County by Robert Kelly against Chaparral, LUKOIL Overseas and the directors of Chaparral requesting among other things, that the suit be designated a class action in favor of stockholders, that the merger be declared unlawful and unenforceable because it was entered into in breach of the individual defendants' fiduciary duties and that the merger be enjoined.

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

KKM sold 3.30 million barrels of crude oil in 2005, of which 189,000 barrels, or approximately 6%, were sold to the local market. Comparatively, the Company sold
2.76 million barrels of crude oil in 2004, of which 214,000, or approximately 8%, was sold to the local market. Under the Agreement, KKM has the right to sell 100% of its production on the export market for world market prices and a right to export 100% of its production under the terms of its Agreement with the Government. Although the Company expects to sell 100% of its production on the export market in future years, the year-end prices used for the standardized measure of discounted net cash flows for 2005 reflects the assumption that 7% of KKM's production will be sold on the local market for a substantially lower net oil price. Year-end prices used for the standardized measure of discounted net cash flows for 2004 and 2003 reflect the assumption that 10% and 5% of KKM's production would have been sold on the local market for a substantially lower net oil price, respectively.

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


CHAPARRAL RESOURCES, INC.
SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES -
UNAUDITED


Proved Oil & Gas Reserve Quantities (All within the Republic of Kazakhstan)
All figures are stated net of government royalties.


                                                                              Year Ended December 31,
                                                             2005                      2004                    2003
                                                             ----                      ----                    ----
                                                       Oil          Gas          Oil         Gas          Oil        Gas
                                                     Reserves     Reserves     Reserves    Reserves    Reserves    Reserves
                                                     (mbbls.)      (Mcf.)      (mbbls.)     (Mcf.)      (mbbls.)     (Mcf.)
                                                     --------      ------      --------     ------      --------     ------
Proved developed and undeveloped reserves:
     Balance January 1                                 40,594            -       25,616           -       21,855           -
     Revision of previous estimates                     8,271            -       17,813           -        6,455           -
     Extensions, discoveries and other additions            -            -            -           -            -           -
     Production                                        (3,534)           -       (2,835)          -       (2,694)          -

                                                    ----------   ----------  -----------  ----------  -----------  ----------
     Balance December 31                               45,331            -       40,594           -       25,616           -
                                                    ==========   ==========  ===========  ==========  ===========  ==========

Minority interest in KKM's proved
  developed and undeveloped reserves                   18,132            -       16,238           -       10,246           -
                                                    ==========   ==========  ===========  ==========  ===========  ==========


Proved developed reserves                              28,121            -       10,714           -       15,107           -
                                                    ==========   ==========  ===========  ==========  ===========  ==========

Minority interest in KKM's
  proved developed reserves                            11,248            -        4,286           -        6,043           -
                                                    ==========   ==========  ===========  ==========  ===========  ==========


Capitalized Costs Relating to Oil and Gas Producing Activities (All within the
Republic of Kazakhstan)

                                                    Year Ended December 31,
                                                2005         2004         2003
                                             ---------    ---------    ---------
                                             $     000    $     000    $     000


Unproved oil and gas properties
    Expenditures on oil and gas properties        --           --          2,942
    Material and supplies inventory              8,082        5,238        3,189
Proved oil and gas properties                  183,505      153,001      118,347

                                             ---------    ---------    ---------
                                               191,587      158,239      124,478
Accumulated depreciation and depletion         (82,881)     (58,035)     (40,915)

                                             ---------    ---------    ---------
Net capitalized cost                           108,706      100,204       83,563
                                             =========    =========    =========



CHAPARRAL RESOURCES, INC.
SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES -
UNAUDITED


Cost Incurred in Oil and Gas Property Acquisition, Exploration and Development
Activities
(All within the Republic of Kazakhstan)



                                                    Year Ended December 31,
                                                2005         2004         2003
                                               -------      -------      -------
                                               $   000      $   000      $   000


Acquisition costs                                 --           --           --
Exploration and appraisal costs                   --           --           --
Development costs (1)                           30,504       31,712       27,642

                                               -------      -------      -------
                                                30,504       31,712       27,642
                                               =======      =======      =======


(1) Development costs include costs for asset retirement obligations.

Results of Operations for Producing Activities
(All within the Republic of Kazakhstan)


                                                   Year Ended December 31,
                                               2005         2004         2003
                                            ---------    ---------    ---------
                                            $     000    $     000    $     000


Oil revenue                                   150,584       78,451       57,615
Transportation costs                          (16,951)     (14,046)     (11,474)
Operating expenses                            (15,828)      (8,319)      (5,915)
Depreciation, depletion and amortization      (25,375)     (18,180)     (18,038)
Accretion expense                                (148)        (112)         (73)

                                            ---------    ---------    ---------
                                               92,282       37,794       22,115
Provision for income taxes (1)                (26,469)     (11,595)      (6,964)

                                            ---------    ---------    ---------
                                               65,813       26,199       15,151
                                            =========    =========    =========


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

                                                   Year Ended December 31,
                                             2005           2004           2003
                                         -----------    -----------    -----------
                                         $       000    $       000    $       000

Future cash inflows                        1,865,188        971,463        476,969
Future development costs (1)                (182,619)      (171,210)       (73,642)
Future production costs                     (509,892)      (293,295)       (53,338)
Future income tax expenses                  (250,090)      (136,557)       (90,699)

                                         -----------    -----------    -----------
Future net cash flows                        922,587        370,401        259,290
10% annual discount for
   estimated timing of cash flows           (367,585)      (165,816)       (92,108)

                                         -----------    -----------    -----------
Standardized measure of discounted net
   cash flows                                555,002        204,585        167,182
                                         ===========    ===========    ===========


Minority interest                            222,001         81,834         66,873
                                         ===========    ===========    ===========


(1) Development costs include costs for asset retirement obligations.


Principal Sources of Change in the Standardized Measure of Discounted Future Net
Cash Flows



                                                  Year Ended December 31,
                                               2005         2004         2003
                                            ---------    ---------    ---------
                                            $     000    $     000    $     000

Beginning balance                             204,585      167,182      128,739
Sales of oil produced, net of production
   and transportation costs                  (116,767)     (56,086)     (40,226)
Extensions and discoveries                       --           --           --
Net changes in prices, production
   costs and future development costs         267,117     (186,144)      (3,377)
Net changes due to revisions of previous
   quantity estimates                         208,897      267,752       79,054
Development cost incurred                      31,017       31,712       27,642
Accretion of discount                          40,118        9,892          463
Net change in income taxes                    (79,965)     (29,723)     (25,113)

                                            ---------    ---------    ---------
Ending balance                                555,002      204,585      167,182
                                            =========    =========    =========


CHAPARRAL RESOURCES, INC.
SUPPLEMENTAL INFORMATION
SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED


2005 Quarterly Information
                                                                      For the Three Months Ended
                                                        --------------------------------------------------------    Total as of
                                                          March 31,      June 30,    September 30,   December 31,   December 31,
$000 (except share amounts)                                 2005           2005           2005           2005           2005
                                                        -----------    -----------    -----------    -----------    -----------


Revenue (1)                                                  24,327         33,160         50,437         42,660        150,584
Transportation and operating costs                           (7,313)        (7,624)        (9,015)        (8,827)       (32,779)
Depreciation and depletion                                   (5,018)        (5,829)        (7,440)        (7,088)       (25,375)

                                                        -----------    -----------    -----------    -----------    -----------
Operating income                                             11,996         19,707         33,982         26,745         92,430
                                                        ===========    ===========    ===========    ===========    ===========


Income before taxes and cumulative effect of
   change in accounting principle                             6,270         11,677         21,595         14,170         53,712
Income taxes                                                 (2,436)        (5,075)        (8,280)        (7,104)       (22,895)

                                                        -----------    -----------    -----------    -----------    -----------
Income before extraordinary gains                             3,834          6,602         13,315          7,066         30,817
Cumulative effect of change in accounting principle            --             --             --             --             --

                                                        -----------    -----------    -----------    -----------    -----------
Net income available to common Stockholders                   3,834          6,602         13,315          7,066         30,817
                                                        ===========    ===========    ===========    ===========    ===========


Basic earnings per share:
  Income per share before cumulative effect of
     change in accounting principle                     $      0.10    $      0.17    $      0.35    $      0.18    $      0.81
  Cumulative effect of change in accounting
     principle                                                   $-             $-             $-             $-             $-
  Net income per share                                  $      0.10    $      0.17    $      0.35    $      0.19    $      0.81
  Basic weighted average number of shares outstanding    38,209,502     38,209,502     38,209,502     38,209,502     38,209,502


Diluted earnings per share:
  Income per share before cumulative effect of
     change in accounting principle                     $      0.10    $      0.17    $      0.33    $      0.17    $      0.77
  Cumulative effect of change in accounting principle            $-             $-             $-             $-             $-

  Net income per share                                  $      0.10    $      0.17    $      0.33    $      0.17    $      0.77
  Diluted weighted average number of shares
     outstanding                                         39,117,455     39,500,312     40,475,014     40,410,175     40,111,817


(1) Revenue is presented gross of transportation and marketing cost in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and
     Costs


CHAPARRAL RESOURCES, INC.
SUPPLEMENTAL INFORMATION
SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED


2004 Quarterly Information
                                                                      For the Three Months Ended
                                                        --------------------------------------------------------    Total as of
                                                         March 31,       June 30,    September 30,   December 31,   December 31,
$000 (except share amounts)                                 2004           2004           2004           2004           2004
                                                        -----------    -----------    -----------    -----------    -----------


Revenue (1)                                                  15,609         17,471         22,078         23,293         78,451
Transportation and operating costs                           (5,363)        (4,755)        (5,089)        (7,157)       (22,364)
Depreciation and depletion                                   (4,386)        (4,150)        (4,276)        (5,368)       (18,180)

                                                        -----------    -----------    -----------    -----------    -----------
Operating income                                              5,860          8,566         12,713         10,768         37,907
                                                        ===========    ===========    ===========    ===========    ===========


Income before taxes and cumulative effect of
   change in accounting principle                             1,776          3,182          6,681          4,003         15,642
Income taxes                                                 (1,142)        (1,882)        (3,122)          (974)        (7,120)

                                                        -----------    -----------    -----------    -----------    -----------
Income before extraordinary gains                               634          1,300          3,559          3,029          8,522
Cumulative effect of change in accounting principle            --             --             --             --             --

                                                        -----------    -----------    -----------    -----------    -----------
Net income available to common Stockholders                     634          1,300          3,559          3,029          8,522
                                                        ===========    ===========    ===========    ===========    ===========


Basic earnings per share:
  Income per share before cumulative effect of
     change in accounting principle                     $      0.02    $      0.03    $      0.09    $      0.08    $      0.22
  Cumulative effect of change in accounting
     principle                                                   $-             $-             $-             $-             $-
  Net income per share                                  $      0.02    $      0.03    $      0.09    $      0.08    $      0.22
  Basic weighted average number of shares outstanding    38,209,502     38,209,502     38,209,502     38,209,502     38,209,502


Diluted earnings per share:
  Income per share before cumulative effect of
     change in accounting principle                     $      0.02    $      0.03    $      0.09    $      0.08    $      0.22
  Cumulative effect of change in accounting principle            $-             $-             $-             $-             $-

  Net income per share                                  $      0.02    $      0.03    $      0.09    $      0.08    $      0.22
  Diluted weighted average number of shares
     outstanding                                         38,209,502     38,209,502     38,209,502     38,754,051     38,407,283


(1) Revenue is presented gross of transportation and marketing cost in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and
     Costs


                                      F-38
