Form 10-Q
period 2006-03-31
CHAPARRAL RESOURCES INC
filed 2006-05-11
CIK 19252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________.


                        Commission File Number: 0 - 7261


                            CHAPARRAL RESOURCES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                  84-0630863
     -------------------------------                    ----------------
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

                             YES |X|       NO |_|

Indicate by check mark whether the Registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2):

                             YES |_|       NO |X|

As of May 11, 2006 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.

                            CHAPARRAL RESOURCES, INC.
                                    FORM 10-Q
                                 MARCH 31, 2006
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----



PART I.    FINANCIAL INFORMATION

Item l.    Financial Statements

                Consolidated Condensed Balance Sheets as of
                March 31, 2006 and December 31, 2005                          1

                Consolidated Condensed Statements of Operations for the
                Three Months Ended March 31, 2006 and 2005                    3

                Consolidated Condensed Statements of Cash Flows for the
                Three Months Ended March 31, 2006 and 2005                    4

                Notes to Consolidated Condensed Financial Statements          6


Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        18

Item 4.    Controls and Procedures                                           19


PART II.   OTHER INFORMATION

Item 1.    Legal proceedings                                                 20

Item 4.    Shareholder matters                                               20

Item 6.    Exhibits                                                          20

           Signatures                                                        21


Part I - Financial Information


Item 1 - Financial Statements

Chaparral Resources, Inc.
Consolidated Condensed Balance Sheets

                                                             March 31,   December 31,
                                                               2006         2005
                                                            (Unaudited)
                                                             ---------    ---------
                                                             $     000    $     000
Assets
Current assets:
  Cash and cash equivalents                                     18,967       20,995
  Accounts receivable:
     Oil sales receivable                                       23,132       15,767
     VAT receivable                                              5,211        6,671
  Other receivables from affiliates                                 17           17
  Prepaid expenses                                               4,832        4,716
  Income taxes recoverable                                          35        2,301
  Crude oil inventory                                              117          596

                                                             ---------    ---------
Total current assets                                            52,311       51,063

Materials and supplies                                          12,001        8,082
Other                                                            2,102        2,119
Deferred income tax asset                                          611         --
Property, plant and equipment:
   Oil and gas properties, full cost                           188,450      183,505
   Other property, plant and equipment                          11,993       12,143

                                                             ---------    ---------
                                                               200,443      195,648
   Less - accumulated depreciation, depletion and
      amortization                                             (94,621)     (88,120)

                                                             ---------    ---------
Property, plant and equipment, net                             105,822      107,528

                                                             ---------    ---------
Total assets                                                   172,847      168,792
                                                             =========    =========


See accompanying notes.


Chaparral Resources, Inc.
Consolidated Condensed Balance Sheets (continued)

                                                                   March 31,   December 31,
                                                                     2006         2005
                                                                  (Unaudited)
                                                                   ---------    ---------

                                                                   $     000    $     000

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                    8,438        8,497
   Prepaid sales                                                         180          361
   Accrued liabilities:
     Accrued interest payable                                             16          106
     Other accrued liabilities                                         6,283        6,000
     Current income tax liability                                        967           62
   Current portion of loans payable                                   12,667       24,679

                                                                   ---------    ---------
Total current liabilities                                             28,551       39,705

Accrued production bonus                                                 422          395
Loans payable                                                          4,917        7,333
Deferred income tax liability                                           --             62
Minority interest                                                     41,893       34,164
Asset retirement obligation                                            1,697        1,624

Stockholders' equity:
   Common stock - authorized, 100,000,000
     shares of  $0.0001 par value; issued and outstanding,
     38,209,502 shares as of March 31, 2006 and
     December 31, 2005                                                     4            4
   Capital in excess of par value                                    107,226      107,226
   Preferred stock - 1,000,000 shares authorized, 925,000 shares
       undesignated. Issued and outstanding - none                      --           --
   Accumulated deficit                                               (11,863)     (21,721)

                                                                   ---------    ---------
Total stockholders' equity                                            95,367       85,509

                                                                   ---------    ---------
Total liabilities and stockholders' equity                           172,847      168,792
                                                                   =========    =========


See accompanying notes.


Chaparral Resources, Inc.
Consolidated Condensed Statements of Operations (Unaudited)


                                                            For the Three months Ended
                                                             March 31,      March 31,
                                                               2006           2005
                                                            -----------    -----------
                                                             $000 (except share data)

Revenue                                                          53,450         24,327

Costs and expenses:
   Transportation costs                                           6,200          3,487
   Operating expenses                                             4,072          3,826
   Excess Profits Tax                                             4,426           --
   Marketing fee                                                    120            122
   Depreciation and depletion                                     7,116          5,018
   Management fee                                                   138            193
   Accretion expense                                                 42             36
   General and administrative                                     2,942          1,421

                                                            -----------    -----------
Total costs and expenses                                         25,056         14,103


Income from operations                                           28,394         10,224

Other income/(expense):
   Interest income                                                   58             86
   Interest expense                                                (858)        (1,226)
   Currency exchange gain                                           193              8
   Minority interest                                             (7,729)        (2,822)


                                                            -----------    -----------
Income before income taxes                                       20,058          6,270

Income tax expense                                               10,200          2,436

                                                            -----------    -----------
Net income available to common Stockholders                       9,858          3,834
                                                            ===========    ===========


Basic earnings per share:
  Net income per share                                      $      0.26    $      0.10
  Weighted average number of shares outstanding (basic)      38,209,502     38,209,502

Diluted earnings per share:
  Net income per share                                      $      0.24    $      0.10
  Weighted average number of shares outstanding (diluted)    40,541,941     39,117,455


See accompanying notes.


Chaparral Resources, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited)


                                                       For the Three months Ended
                                                         March 31,     March 31,
                                                           2006          2005
                                                         --------      --------
                                                         $    000      $    000
Cash flows from operating activities

Net income                                                  9,858         3,834

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization                    7,094         5,018
Deferred income taxes                                        (673)          (57)
Accretion expense                                              42            36
Amortization of note discount                                --             151
Currency exchange gain                                       (193)           (8)
Minority interest                                           7,729         2,822
Loss on disposal of assets                                     34          --

Changes in assets and liabilities:
(Increase)/decrease in:
Accounts receivable                                        (3,639)         (578)
Prepaid expenses                                             (116)          606
Crude oil inventory                                           222          (171)
Increase/(decrease) in:
Accounts payable and accrued liabilities                    1,380           293
Accrued interest payable                                      (90)         (200)
Other liabilities                                            (181)       (1,000)

                                                         --------      --------
Net cash provided by operating activities                  21,467        10,746
                                                         --------      --------


Cash flows from investing activities

Additions to property, plant and equipment                   (220)          (58)
Capital expenditures on oil and gas properties             (4,945)       (5,788)
Other long-term assets                                     (3,902)          (42)

                                                         --------      --------
Net cash used in investing activities                      (9,067)       (5,888)
                                                         --------      --------


Chaparral Resources, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited) (continued)


                                                        For the Three months Ended
                                                           March 31,   March 31,
                                                             2006        2005
                                                           --------    --------
                                                           $    000    $    000

Cash flows from financing activities

Proceeds from loans                                            --         6,000
Payments on loans                                           (14,428)    (10,000)

                                                           --------    --------
Net cash used in financing activities                       (14,428)     (4,000)
                                                           --------    --------


Net (decrease) / increase in cash and cash equivalents       (2,028)        858
Cash and cash equivalents at beginning of period             20,995       9,611

                                                           --------    --------
Cash and cash equivalents at end of period                   18,967      10,469
                                                           ========    ========


Supplemental cash flow disclosure

Interest paid                                                   948       1,275
Income taxes paid                                             7,029       1,947

Supplemental schedule of non-cash investing and financing activities

Non-cash additions to oil and gas properties                     42          79


See accompanying notes.



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

Since May 2002 Chaparral has owned an effective 60% interest in KKM, a limited liability company incorporated in Kazakhstan. KKM was formed to engage in the exploration, development, and production of oil and gas properties in the Republic of Kazakhstan. KKM's only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Region of the Republic of Kazakhstan (the "Agreement"). KKM's rights and obligations regarding the exploration, development, and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.

KKM's rights to the Karakuduk Field may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of KKM's registration. The Agreement can be extended to a date agreed between the Ministry of Energy and Mineral Resources and KKM as long as production of petroleum and/or gas is continued in the Karakuduk Field.

KKM is owned jointly by CAP-G (50%), MTI (10%) and Caspian Investments Resources Limited ("Caspian") (40%). Caspian acquired its 40% share when it purchased Nelson Resources Limited ("Nelson") in December 2005. Nelson had acquired its interest in December 2004 from KazMunayGas JSC ("KMG"), the national petroleum company of Kazakhstan, owned by the government of the Republic of Kazakhstan.

From May 2004 to December 2005, Nelson owned approximately 60% of the outstanding common stock of Chaparral. In December 2005 Caspian became the majority shareholder of Chaparral when it acquired Nelson. The ultimate parent of Caspian is OAO LUKOIL.

Merger
------

On March 13, 2006 Chaparral announced that it had entered into an agreement with LUKOIL Overseas Holdings Limited ("LUKOIL") to effect a merger into a wholly owned subsidiary of LUKOIL. On the effective date of this merger, all issued and outstanding common stock of Chaparral will be exchanged for $5.80 per share in cash. The transaction is subject to the approval of a meeting of stockholders expected to be held in June 2006 and certain other conditions including the receipt of all regulatory approvals and consents. Further details are contained within the form 8-K filed by the Company with the SEC on March 14, 2006, which is incorporated herein by reference.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the Company's financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Chaparral Resources, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
(continued)


1. General (continued)

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

2. Recent Accounting Pronouncements

In November 2004 the FASB issued SFAS 151, Inventory Costs, an Amendment of APB Opinion No. 43, Chapter 4. SFAS 151 clarifies the accounting treatment for various inventory costs and overhead allocations and is effective for inventory costs incurred after July 1, 2005. It has not had a material impact on the Company's financial statements upon adoption.

In December 2004 the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 specifies the criteria required to record a non-monetary asset exchange using carryover basis and is effective for non-monetary asset exchanges occurring after July 1, 2005. It has not had a material impact on the Company's financial statements upon adoption.

In December 2004 the FASB issued SFAS 123 (revised 2004) ("SFAS 123R"), Share Based Payments. SFAS 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value and is effective for public companies in the first interim period after June 15, 2005. It has not had a material impact on the Company's financial statements upon adoption.

In May 2005 the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 changes the accounting for and reporting of accounting principle. It requires retrospective application of a change of accounting principle unless impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005. It has not had a material impact on the Company's financial statements upon adoption.

In March 2006 the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments and SFAS 156, Accounting for Servicing of Financial Assets. Neither of these standards is relevant to the Company's current operations.

3. Prepaid Expenses

The breakdown of Prepaid Expenses is as follows:

                                                      March 31,   December 31,
                                                         2006         2005
                                                        ------       ------

                                                        $  000       $  000

     Description

     Prepaid transportation costs                          745        1,787
     Advanced payments for materials
     and supplies                                        3,166        1,111
     Prepaid insurance                                     207          486
     Deferred financing charges                            540          838
     Other prepaid expenses                                174          494

                                                        ------       ------
     Total prepaid expenses                              4,832        4,716
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

The following table shows movements in the Company's asset retirement obligation liability:

                                              March 31,   March 31,
                                                2006        2005
                                               ------      ------
                                               $  000      $  000

Asset retirement obligation at
     beginning of period                        1,624       1,232
Accretion expense                                  42          36
Additional provision for new wells                 31          52

                                               ------      ------
Asset retirement obligation at end of period    1,697       1,320
                                               ======      ======


5. Change in Control

In May 2004, Nelson purchased from Central Asian Industrial Holdings, N.V. ("CAIH") 22,925,701 shares of Chaparral, representing 60% of Chaparral's issued and outstanding common stock. As part of the transaction, a Stock Purchase Warrant exercisable for 3,076,923 shares of the Company's common stock originally issued to CAIH, and a promissory note of the Company payable to CAIH (the "Note"), with a principal amount of $4 million (see Note 6), were transferred by CAIH to Nelson. The total purchase price was $23.9 million. On October 18, 2005 approximately 65% of Nelson was acquired by Caspian Investments Resources Limited, a wholly owned subsidiary of OAO LUKOIL. On December 5, 2005 Caspian acquired the remaining 35% of the shares of Nelson, Nelson and Caspian were merged and Nelson ceased to exist.

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

Chaparral Resources, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
 (continued)


6. Loans from Affiliates (continued)

The Note was recorded net of a $2.47 million discount, based on the fair market value of the Warrant issued in conjunction with the Note. The discount was amortized using the effective interest rate over the original life of the Note. The principal balance of the Note was originally due on May 10, 2005 and accrued interest was payable quarterly. On March 24, 2005, Chaparral and CAP-G signed a Promissory Note Amendment Agreement pursuant to which a $1million prepayment of the Note was made on March 31, 2005 and the maturity of the remaining balance of the Note was extended to May 10, 2006 (see further discussion below).

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

KKM Credit Facility
-------------------

As mentioned above, in May 2002, KKM established the KKM Credit Facility, a five-year, $33 million credit line with Kazkommertsbank. The KKM Credit Facility consisted of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $1.13 million of interest expense on the KKM Credit Facility for the three months ended March 31, 2005.

The non-revolving portion of the KKM Credit Facility accrued simple interest at an annual rate of 14% and was repayable over a five-year period with final maturity in May 2007. Accrued interest was payable quarterly, beginning in December 2002, and KKM began making quarterly principal repayments in May 2003. The proceeds of the BNP / KBC loan, described below, were utilized to repay the KKM Credit Facility in full on July 1, 2005.

The original KKM Credit Facility included repayment terms of three years and four years for the non-revolving and revolving portions, respectively, with an option to extend the final maturity date for repayment of the entire KKM Credit Facility to five years. KKM exercised the option as of May 2002.

BNP / KBC Credit Facility
-------------------------

On March 24, 2005, KKM signed a $40 million Structured Crude Oil Pre-export Credit Facility Agreement with BNP Paribas (Suisse) SA ("BNP") and KBC Bank N.V. (the "BNP / KBC Credit Facility"). On June 30, 2005, $32 million was drawn down from this facility. For six months from 30 June, 2005 the facility was a revolving credit, after which the amount outstanding became a term loan repayable in 36 equal monthly installments commencing on December 30, 2005. The purpose of the loan was to refinance the KKM Credit Facility, fund future development costs and fund fees related to the facility.

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

Chaparral Resources, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
(continued)


6. Loans (continued)

BNP / KBC Credit Facility (continued)

As part of the BNP/KBC Credit Facility conditions, an Offtake Agreement was signed in June 2005 with Vitol Central Asia S.A. ("Vitol") whereby KKM is obligated to sell to Vitol, and Vitol is obligated to buy, all of KKM's crude oil production available for export at international market prices for five years from July 1, 2005, with step-in rights in favor of the lenders. In accordance with the BNP/KBC Credit Facility conditions, accounts receivable from Vitol are pledged as collateral for the loan. In addition, a performance and financial guarantee was issued by Nelson (the "Nelson Guarantee") in support of all amounts owing by KKM under the BNP/KBC Credit Facility. Under a separate agreement, in consideration for issuing the Nelson Guarantee, KKM will pay Nelson, annually in advance, a fee of 2.5% p.a. on the facility amount of $40 million for the first six months and on the daily principal amount of the loan outstanding during the term period. An amount of $1.0 million, which was paid in July 2005 for the estimated first years guarantee fee was accrued in June 2005 and is being amortized over twelve months.

A further condition of the BNP/KBC Credit Facility is that KKM enter into crude oil hedging arrangements to the satisfaction of the lending banks. Nelson entered into such an arrangement with BNP, for the benefit of KKM, in April 2005, and this agreement was subsequently novated in favor of KKM for the period of April 2005 to December 2005 effectively permitting the Company to guarantee a minimum receipt of $33.00 per barrel for specified monthly amounts of crude oil. Nelson paid BNP $267,300 as consideration, equivalent to $0.22 per barrel. There are no current hedge arrangements in place.

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

The maturity schedule of the Company's indebtedness as of March 31, 2006 is as follows:


                  Date                          Principal Amount Due
                                                                $000

                  2006                                        10,250
                  2007                                         7,334
                  Later                                            -

                                                       -------------
                  Total principal due                         17,584
                                                       =============

Chaparral Resources, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
(continued)


6. Loans (continued)

Balances as of March 31, 2006 under the different facilities are as follows:

                                               Principal Amount Due
                                                               $000

            BNP / KBC Credit Facility (non -
            revolving)                                       14,584
            The Note                                          3,000

                                                       ------------
            Total principal due                              17,584
                                                       ============

7. Income Taxes

Income tax expense, as reported, relates entirely to foreign income taxes provided on the Company's operations within the Republic of Kazakhstan. KKM's principal agreement with the government of the Republic of Kazakhstan for the exploration, development and production of oil in the Karakuduk Field specifies the income taxes and other taxes applicable to KKM, which is subject to the tax laws of the Republic of Kazakhstan. The Company has used the best estimates available to determine its current and deferred tax liabilities within Kazakhstan. A deferred taxation valuation allowance is made against net operating losses arising as a result of expenses incurred outside of Kazakhstan, as any potential reversal of these losses is not likely in the foreseeable future. This may lead to a significantly higher effective tax rate in certain periods.

8. Capital Commitments

On January 16, 2006, the Company's contract with Oil and Gas Drilling and Exploration of Kracow ("OGEC"), for one development drilling rig operating in the Karakuduk Field, expired and the rig was demobilised. The Company's other drilling and operations related contracts can either be cancelled within 30 days or are on a call-off (as required) basis.

As of March 31, 2006 the Company had made purchase commitments for work associated with the rail rack and reservoir facilities at the Karakuduk field of $8.83 million. It had no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk Field.

9. Related Party Transactions

In August 2004, the Company approved a two-year agreement with Nelson to provide corporate administrative services and financial advisory services (the "Service Agreement") to support its business activities. The Service Agreement is effective as of June 1, 2004 and can be terminated upon 30 days written notice by either party. In consideration for these services Nelson will receive a fixed monthly fee of $20,000 for administrative services and $25,000 for financial advisory services (the "Management Fee"). As part of the Service Agreement, Nelson is also required to provide personnel to cover Chaparral's executive and managerial needs. The cost of executive and managerial personnel will be allocated on the basis of the cost of personnel involved and on the percentage of time actually spent by such personnel on matters related to Chaparral, as mutually agreed by the parties from time to time. In addition, Nelson will use its greater buying power to obtain more favorable rates for goods and services, including insurance coverage, for Chaparral. These expenditures will be passed to Chaparral at cost with a ten percent mark-up. This agreement was acquired by Caspian upon its merger with Nelson in December 2005. For the three months to March 31, 2006, the Company has booked $137,562 for the Management Fee, the executive and managerial cost, insurance coverage and the mark-up under the Service Agreement.

In June 2004, KKM entered into a three year agency agreement with Nelson (the "Marketing Agreement"), whereby Nelson becomes the duly authorized, exclusive agent for the purpose of marketing crude oil, and is empowered to represent the interests of KKM in relations with governmental authorities and commercial organizations and also enter into contracts and agreements and any other documents necessary for and related to the marketing of crude oil. The Marketing Agreement is effective as of June 1, 2004 and can be terminated upon 90 days written notice by either party. As consideration for the services provided under the Marketing Agreement, KKM shall pay Nelson a fixed fee of $20,000 per month and a variable fee of five US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that

Chaparral Resources, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
(continued)


9. Related Party Transactions (continued)

month is more than 10% of the total amount of production, or eight US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is less than 10% of the total amount of production (the "Marketing Fee"). This agreement was acquired by Caspian upon its merger with Nelson in December 2005. For the period ending March 31, 2006, $119,637 was accrued under the Marketing Agreement.

The total amounts of the transactions with related companies for the three months ended March 31, 2006 and 2005 are as follows:

                               2006    2005
                               ----    ----
                               $000    $000

     Nelson                       +     326
     Caspian                    257       -

     + Nelson was merged into Caspian on December 5, 2005.


Accounts payable balance to affiliates as at March 31, 2006 and December 31, 2005 are as follows:

                               2006    2005
                               ----    ----
                               $000    $000

     Nelson                       +     237
     Caspian                    244       -

                               ----    ----
                                244     237
                               ====    ====

     + Nelson was merged into Caspian on December 5, 2005.


The loan with Caspian is disclosed in Note 6.

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

Chaparral Resources, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
(continued)


10. Contingencies (continued)

Merger
------

On March 13, 2006 Chaparral announced that it had entered into an agreement with LUKOIL Overseas Holdings Limited ("LUKOIL") to effect a merger into a wholly owned subsidiary of LUKOIL. On the effective date of this merger, all issued and outstanding common stock of Chaparral will be exchanged for $5.80 per share in cash. The transaction is subject to the approval of a meeting of stockholders expected to be held in June 2006 and certain other conditions including the receipt of all regulatory approvals and consents. Further details are contained within the form 8-K filed by the Company with the SEC on March 14, 2006 and the preliminary proxy statement filed with the SEC on May 1, 2006, which are incorporated herein by reference.

The day following the issuance of the press release announcing the execution of the merger agreement, the first of three separate complaints were filed in the Delaware Court of Chancery. Shortly thereafter, an additional complaint was filed in the Supreme Court of the State of New York, to commence class actions lawsuits on behalf of our stockholders against LUKOIL, Chaparral and our board of directors. The complaints in these actions, which purport to be brought on behalf of all stockholders, generally alleged breaches of fiduciary duty by Chaparral, our board of directors and LUKOIL and that the merger consideration offered by LUKOIL is inadequate. These suits generally seek to enjoin the merger or, in the alternative, damages in an unspecified amount and rescission in the event a merger occurred pursuant to the merger agreement. These complaints are fully disclosed as Exhibit 99.2 to the Company's Form 10-K filed with the SEC on March 23, 2006 and on forms 8-K filed with the SEC on March 23, 2006 and March 27, 2006, which are incorporated herein by reference. On March 31, 2006 the three law suits filed in the Delaware Court of Chancery were consolidated into one. The parties have agreed that defendants need not respond, and that plaintiffs will file a consolidated amended complaint as soon as practical after the preliminary proxy statement is filed with the Securities and Exchange Commission. Defendants will respond to the consolidated amended complaint within thirty days of service. Parties to the New York case have agreed that defendants have until May 15, 2006 to respond to that suit.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity and Capital Resources

General Liquidity Considerations
--------------------------------

Going Concern
-------------

Our financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to the 2005 refinancing of the Company's debt we expect to be able to meet all expenditure and cash flow requirements as they fall due through the next twelve months.

Since 2003 Chaparral has been successful in stabilizing the export sales/local market deliveries ratio which has significantly improved the average netback per barrel. For the quarter ended March 31, 2006, Chaparral sold approximately 962,000 barrels of its current quarters production, of which approximately 926,000 barrels, or 96%, have been sold at world market prices and 36,000 barrels, or 4%, have been sold at domestic market prices. During the first quarter of 2005, exports accounted for 94% of total sales.

On March 24, 2005, KKM signed a $40 million Structured Crude Oil Pre-export Credit Facility Agreement with BNP Paribas (Suisse) SA and others (the "BNP / KBC Credit Facility"). Funds from this facility are available for use to cover any short-term working capital deficiencies and were also used to pay down the loan with Kazkommertsbank. Amounts borrowed under the BNP / KBC Credit Facility are repayable in 36 equal monthly installments commencing in December 2005. In addition, on March 24, 2005, Chaparral and CAP-G signed a Promissory Note Amendment Agreement with Nelson (the "Amended Note"). This provided for a prepayment of $1 million of the $4 million due to be repaid to Nelson on May 10, 2005 under the existing $4 million loan note and the replacement of the existing loan note with a new loan note for $3 million on substantially similar terms, but with an increase in the interest rate from 12% to 14% from May 10, 2005 and an extension of the maturity date of one year to May 10, 2006. Together this refinancing has significantly improved the Company's financial position, enabling it to meet all its current financial obligations and continue with field development.

Liquidity and Capital Resources
-------------------------------

We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, water injection facilities, plant and equipment (pumps, transformer sub-stations etc.) and gas utilization. We have invested approximately $190 million in the development of the Karakuduk Field and have drilled or re-completed 72 producing wells by March 31, 2006. Total capital expenditures for the first quarter of 2006 were approximately $5 million. Capital expenditures are estimated to be at least $170 million from 2006 through 2010, including the drilling of approximately 60 more wells over this period. We anticipate 2006 capital expenditures of approximately $53 million.

We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During the first quarter of 2006, KKM sold approximately 962,000 barrels of crude oil for $53 million. As mentioned above, KKM has secured adequate funding for its current capital investment plans. Current daily oil production is in excess of 11,000 barrels per day.

During 2006, KKM expects to increase production by drilling 12 new wells using two rigs, converting further wells to artificial lift and adding further water injection wells. The Company is currently negotiating terms for the contract to provide drilling rigs.

In addition, our short and long-term liquidity is impacted by local oil sales obligations imposed on oil and gas producers within Kazakhstan to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in approximately $30 lower cash flow per barrel. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We continue to attempt to minimize local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production on the export market. The Company has determined that it is no longer in the best interests of the Company to pursue arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan, instead we intend to seek an amicable resolution of this matter. If the matter cannot be resolved in a satisfactory manner, we have, however, reserved our right to commence formal arbitration proceedings pursuant to our contractual arrangements with the Government.

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

During the first quarter of 2006 the Company continued with the development of the Karakuduk Field. As of March 31, 2006 the total field well count had risen to 81 compared to 79 on December 31, 2005. The producing well count at the field as of March 31, 2006 and December 31, 2005 was 61 wells. There are nine water injection wells and 11 wells temporarily shut in. The drilling program at the Karakuduk field is temporarily suspended following the decision of OGEC to demobilize their rig.

Production for the first quarter of 2006 was 994,000 barrels, equivalent to over 11,000 barrels of oil per day ("bopd"), compared to 1,106,000 barrels, or 12,000 bopd, in the final quarter of 2005 and 8,700 bopd for the first quarter of 2005. The small reduction in production from the final quarter of 2005 is due, in part, to the suspension of the drilling program and in part due to reduced water injection into the reservoir. As previously reported the Company has suspended drilling activities at the Karakuduk field following OGEC's decision not to renew their contract with KKM. During the quarter we completed two wells from 2005, completed workovers on four wells, including transfer of one well to mechanical lift. We have now identified two replacement rigs which we hope will allow us to recommence drilling at the field during May 2006. The two rig program means that we can expect to complete a further ten wells with a drilling program of some 38,400 meters drilled during the year. We are investigating the possibility of bringing a third rig to the field during July 2006. We hope to achieve an average production rate of approximately 13,400 bopd at the KKM field during 2006.

The Company, meanwhile, has continued to invest in the infrastructure at the field and has plans to modernize the central oil pumping systems, construct additional water pumping facilities, complete the rail rack started in 2005 and extend and modernize the staff camp. Investment has fallen approximately 28% behind budget during the first quarter of 2006 due to the extreme cold weather in Kazakhstan during January and February 2006. The Company does not expect the full year investment program to be significantly impacted.

Capital Commitments and Other Contingencies
-------------------------------------------

The Company has no significant capital or operating expenditure commitments other than those incurred during the normal performance of the work program to develop the Karakuduk Field other than as disclosed above.

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

2. Results of Operations

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
-------------------------------------------------------------------------------

Our operations for the three months ended March 31, 2006 resulted in a net income of $9.86 million compared to a net income of $3.83 million for the three months ended March 31, 2005. The $6.03 million increase in our net income is primarily a result of higher crude prices and increased sales partially offset by higher minority interests and increased income taxes and excess profits tax as a result of the increased operating profit.

Revenues. Revenues were $53.45 million for the first quarter of 2006 compared with $24.33 million for the first quarter of 2005. The $29.12 million increase is the result of higher crude prices achieved during the first quarter of 2006 as compared to the same period of 2005 and higher sales volumes. During the first quarter of 2006, we sold approximately 962,000 barrels of crude oil, recognizing $53.45 million in revenue, or $55.56 per barrel after quality differential losses. Comparably, we sold approximately 679,000 barrels of crude oil, recognizing $24.33 million in revenue, or $35.82 per barrel, for the first quarter of 2005. The result is a positive price variance of $18.98 million and a favorable volume variance of $10.14 million.

Transportation and Operating Expenses. Transportation costs for the first quarter of 2006 were $6.20 million, or $6.44 per barrel sold, and operating costs associated with sales were $4.07 million, or $4.23 per barrel. Comparatively, transportation costs for the first quarter of 2005 were $3.49 million, or $5.14 per barrel, and operating costs associated with sales were $3.83 million, or $5.63 per barrel. Transportation costs have risen due to demurrage charges incurred during the period ended March 31, 2006 of $0.86 million or $0.90 per barrel. There was no corresponding charge in the period ended March 31, 2005. The main reason for the decrease in operating cost per barrel is the Company's continuing efforts to improve tariffs by using a smaller number of preferred suppliers and increasing supervision of expenditure at the field.

Excess Profits Tax. Under KKM's Agreement with the Ministry of Energy and Natural Resources for the Exploration, Development and Production of Oil in the Karakuduk Field a charge for Excess Profits Tax becomes payable when the total cumulative return on cash flows at the field exceeds certain levels, and is levied at various rates. In the quarter ended March 31, 2006 the charge for Excess Profits Tax amounted to $4.43 million. There was no corresponding charge in the quarter ended March 31, 2005 as the cumulative return was still below the minimum thresholds.

Depreciation and Depletion. Depreciation and depletion expense was $7.12 million for the first quarter of 2006 compared with $5.02 million for the first quarter of 2005. The $2.10 million increase is mainly attributable to higher production figures. During the first quarter of 2006, the Company recognized a total depletion expense of $6.87 million or $6.91 per barrel produced, compared to $4.83 million or $6.20 per barrel for the first quarter of 2005.

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

Interest Expense. Interest expense was $0.86 million for the first quarter of 2006 compared to $1.23 million in 2005. The reduction in interest payable is attributable to the reduction in average loan balances outstanding in 2006 following the prepayment of $12 million of amounts outstanding under the BNP / KBC Credit Facility in January 2006.

General and Administrative Expense. General and administrative costs increased to $2.94 million for the three months ended March 31, 2006 from $1.42 million for the three months ended March 31, 2005. The increase of $1.52 million is primarily the result of costs incurred by the Company in connection with the proposed merger with LUKOIL discussed in note 10 above.

Income Tax Expense. Income tax expense increased from $2.44 million for the three months ended March 31, 2005 to $10.20 million for the three months ended March 31, 2006, representing 27% and 32% respectively of pre-tax income excluding minority interests and Excess Profits Tax. Excess Profits Tax does not attract tax relief under the taxation regulations of the Republic of Kazakhstan. The tax charge has increased as income has increased. The effective tax rate has increased largely because of higher administrative costs in the parent undertaking which are not eligible for tax relief and a reassessment of the method of calculation of taxable profits in 2006.

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

4. Inflation and Exchange Rates

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars, but KKM's statutory tax basis in its assets, tax loss carry-forwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of March 31, 2006, the exchange rate was 128.45 Tenge per U.S. dollar compared to 133.77 as of December 31, 2005.

5. Critical Accounting Policies

The preparation of the Company's consolidated financial statements requires management to make estimates, assumptions and judgments that affect the Company's assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Management bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company's critical accounting policies, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2005 Annual Report on Form 10-K.

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

Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates prevailing as of the balance sheet date (128.45 and 133.77 Tenge per U.S. dollar as of March 31, 2006 and December 31, 2005, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period. See Item 2 section 4 for discussion on inflation and exchange rate risks.

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

In addition, under the terms of our Agreement with the government of the Republic of Kazakhstan, the Company has the right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. Local market oil prices are significantly lower than prices obtainable on the export market. For the three months ended March 31, 2006, the Company sold 36,000 barrels of crude oil, or 4% of its total oil sales, to the local market, compared to 36,000 barrels, or 6%, during the three months ended March 31, 2005. Local market prices obtained by the Company are up to $30 per barrel below export market prices, net of transportation costs. We have attempted, in accordance with our Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field, through discussions with the government of the Republic of Kazakhstan. We plan to continue to work with the government to increase our export quota and minimize or eliminate future local sales requirements. In addition, we entered into an agency agreement with Nelson to assist in reducing our local market obligation (see Note 9 to the interim financial statements presented in Item 1). However, no assurances can be provided that we will be able to export a higher portion of our production and that our cash flow from operations will be sufficient to meet working capital requirements in the future.

Credit risk

During 2005 we sold all of our crude oil for export to Vitol Central Asia S.A. ("Vitol"). This accounted for approximately 98% of the Company's revenues during that year. KKM has a five year crude oil sales agreement in place with Vitol. Under this agreement the price for each month's delivery of crude oil is agreed in advance between the off-taker and KKM. KKM has the absolute right, at its own discretion, to sell its oil to a third party if a price cannot be agreed. Crude oil is a fungible product and, as such, a ready market is available subject to the discussion above concerning commodity price risk. All sales to Vitol are covered by an irrevocable letter of credit issued by an international bank having a long term credit rating of no less than 'A'.


Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company carried out an evaluation as of March 31, 2006, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Changes in Internal Controls over Financial Reporting

As a result of the evaluation referred to in the preceding paragraph, there were no changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended March 31, 2006.

                           Part II- Other Information


Item 1 - Legal proceedings

See Contingencies in Note 10 to our consolidated financial statements included in Item 1, Financial Statements of this Report for information on legal proceedings.


Item 4 - Shareholder matters

On March 13, 2006 Chaparral announced that it had entered into an agreement with LUKOIL Overseas Holdings Limited ("LUKOIL") to effect a merger into a wholly owned subsidiary of LUKOIL. On the effective date of this merger, all issued and outstanding common stock of Chaparral will be exchanged for $5.80 per share in cash. The transaction is subject to the approval of a meeting of stockholders expected to be held in June 2006 and certain other conditions including the receipt of all regulatory approvals and consents. Further details are contained within the form 8-K filed by the Company with the SEC on March 14, 2006 and the preliminary proxy statement filed with the SEC on May 1, 2006, which are incorporated herein by reference.


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

Dated:   May 11, 2006



                           Chaparral Resources, Inc.


                           By:  /s/ Boris Zilbermints
                                --------------------------------------------
                                Boris Zilbermints
                                Chief Executive Officer



                           By:  /s/ Charles Talbot
                                --------------------------------------------
                                Charles Talbot
                                VP Finance and Chief Financial Officer
                                (Principal Financial and Accounting Officer)