Form 10-K/A
period 2005-12-31
CHAPARRAL RESOURCES INC
filed 2006-06-20
CIK 19252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(AMENDMENT No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.

Commission file number: 0-7261

CHAPARRAL RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0630863 (I.R.S. Employer Identification No.)

2 Gannett Drive, Suite 418
White Plains, New York 10604
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (866) 559-3822

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.0001 Per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer.

YES  ☐     NO  ☑

As of June 30, 2005, the aggregate market value of registrant’s voting common stock, par value $.0001 per share, held by non-affiliates was $39,737,883.

As of March 17, 2006, registrant had 38,209,502 shares of its common stock, par value $.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 8-K filed with the Securities and Exchange Commission on March 14, 2006 is incorporated by reference in Items 1 and 15.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 23, 2006 (the “Original 10-K”), is being filed to amend Item 1 — Business of Part I to reflect a corrected address for the SEC Public Reference Room and clarify that all our revenues are derived from the Karakuduk Field, Item 7A — Quantitative and Qualitative Disclosures about Market Risk of Part II to clarify the Company’s hedging strategy, Item 9A — Controls and Procedures of Part II to correct the wording, Item 13 — Certain Relationships and Related Transactions of Part III to highlight that related party transactions are conducted for the Company’s benefit and Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K of Part IV of the Original 10-K, to add CEO and CFO certifications conforming to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, the consent of McDaniel and Associates Consultants Limited and the consent of Ernst & Young Kazakhstan LLP . This Amendment No. 1 speaks as of the date of the Original 10-K and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our Original 10-K and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute “forward-looking statements.” Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “estimates,” “believes,” “predicts,” “potential,” “likely,” or “continue,” or by the negative of such terms or comparable terminology. Forward-looking statements are predictions based on current expectations that involve a number of risks and uncertainties. Actual events may differ materially. In evaluating forward-looking statements, you should consider various factors, including the risks discussed above in “Risks of Oil and Gas Activities” and “Risks of Foreign Operations.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

PART I

Item 1.	Business

Available Information

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

In addition, the public may read and copy any materials Chaparral files with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, like Chaparral, that file electronically with the SEC.

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

KKM sells the majority of its crude oil on the “far” abroad export market. Sales at world market prices were responsible for approximately 98% of KKM’s oil sales revenue in 2005. Currently, KKM has a five year crude oil sales agreement in place with Vitol Central Asia S.A. (“Vitol”) for the sale of KKM’s oil production quota for the export market. This agreement was signed in June 2005. KKM is responsible for obtaining export quotas and all other permissions from Kazakhstan, Russia, or other relevant jurisdictions necessary to transport and deliver KKM’s oil production to the off-taker, which is currently FOB Odessa on the Black Sea. The off-taker is responsible for nominating and coordinating oil tankers, if necessary, and arranging for the lifting of the crude oil purchased.

In 2005 and 2004, all of KKM’s crude oil export sales were to Vitol.

Transportation routes for our crude oil exports, and hence off-take points, are constrained by the Ministry of Energy’s quota allocations. The majority of our crude oil is transported via the Kaztransoil and Transneft pipeline systems to the port of Odessa in Ukraine. The other export point is the port of Primosk on the Baltic Sea. Sales prices at the port locations are based on the average quoted Urals crude oil price from Platt’s Crude Oil Marketwire for the three days following the bill of lading date. The actual price is net of deductions that include freight charges and, if applicable, the cost associated with the “detention time” of the tankers transiting the Turkish Straits in and out of the Black Sea. Throughout 2005, all export sales have been made to Vitol, who have a major share of oil exports from Odessa which has enabled them to become the most competitive off-taker, capable of combining export parcels from different crude oil suppliers to make cost efficient cargoes of up to 80,000 tons in one lifting. Under the contract terms with Vitol, payment is made within 30 days of receipt of the bill of lading and KKM’s sales invoice, unless otherwise agreed by both parties.

Under the terms of KKM’s Agreement with the Ministry of Energy and Natural Resources for Exploration, Development and Production of Oil in the Karakuduk Oil Field (the “Agreement”), we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. The domestic market does not permit world market prices to be obtained, resulting in, on average, approximately $28 to $29 lower cash flow per barrel in 2005 compared with $15 to

$16 in 2004. Furthermore, the Government of Kazakhstan has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. We are taking steps to reduce our local market obligations and to obtain an export quota that will enable us to sell all of our crude oil production on the export market. The Company has determined that it is no longer in the best interests of the Company to pursue arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan, instead we intend to resolve this matter amicably. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Prices for Oil

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

The Company monitors current and future oil prices and will act to ensure that any future fixed costs are covered by forward commodity arrangements, if deemed necessary in the opinion of the directors. Such circumstances may include falling oil prices, significant financing or capital obligations or other fixed expenditure commitments. The forward market for oil is highly volatile and this exercise generates a degree of risk that we may not be able to obtain the benefit of increases in the market price of oil. The only such hedge arrangement that the Company had during the three years ended December 31, 2005 is disclosed under “Results of Operations” above.

Item 9A.	Controls and Procedures

Changes in Internal Controls over Financial Reporting

As a result of the evaluation referred to in the preceding paragraph, there were no changes during the quarter ended December 31, 2005 that materially affected or are reasonably likely to affect our internal control over financial reporting.

Item 13.	Certain Relationships and Related Transactions

In May 2002, Chaparral received a total equity and debt capital infusion of $45 million, which was partially utilized to repay a substantial portion of Chaparral’s loan agreement with Shell Capital. Chaparral received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or 60%, of Chaparral’s outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum (the “Note”). Along with the Note, CAIH received a warrant to purchase 3,076,923 shares of Chaparral’s common stock at $1.30 per share (the “Warrant”). These shares, the Note and the Warrant were purchased by Nelson in May 2004. Nelson was amalgamated with Caspian in December 2005.

Additionally, Kazkommertsbank, an affiliate of CAIH, provided KKM with a credit facility totaling $33 million, consisting of $28 million that was used to repay a portion of the Shell Capital Loan and $5 million that was made available for KKM’s working capital requirements. Chaparral paid CAIH $1.79 million as a related restructuring fee. This loan was repaid in full on July 1, 2005. See Note 12 to our consolidated financial statements for the year ended December 31, 2005 for additional disclosure on loans with affiliates.

In 2003, Chaparral approved a one-year agreement with OJSC Kazkommerts Securities (“KKS”), an affiliate of Kazkommertsbank. The agreement was effective as of January 7, 2003 and provided for KKS to assist Chaparral’s senior management with financial advisory and investment banking services. In consideration for the services, KKS received a monthly fee of $25,000 (the “Advisory Fee”). This agreement was extended until April 2004 when it was cancelled.

In August 2004, the Company approved a two-year agreement with Nelson to provide corporate administrative services and financial advisory services (the “Service Agreement”) to support its business activities. The Service Agreement is effective as of June 1, 2004 and can be terminated upon 30 days written notice by either party. In consideration for these services Nelson will receive a fixed monthly fee of $20,000 for administrative services and $25,000 for financial advisory services (the “Management Fee”). As part of the Service Agreement, Nelson is also required to provide personnel to cover Chaparral’s executive and managerial needs. The cost of executive and managerial personnel will be allocated on the basis of the cost of personnel involved and on the percentage of time actually spent by such personnel on matters related to Chaparral, as mutually agreed by the parties from time to time. In addition, Nelson would use its greater buying power to obtain more favorable rates for goods and services, including insurance coverage, for Chaparral. These expenditures will be passed to Chaparral at cost with a ten percent mark-up. The total amount charged for the Management Fee, the executive and managerial cost, insurance coverage and the mark-up under the Service Agreement during the year ended December 31, 2005 amounted to $677,000 and $682,000 during the year ended December 31, 2004.

On June 3, 2004, KKM entered into a three year agency agreement with Nelson (the “Marketing Agreement”), whereby Nelson becomes the duly authorized, exclusive agent for the purpose of marketing crude oil, and is empowered to represent the interests of KKM in relations with governmental authorities and commercial organizations and also enter into contracts and agreements and any other documents necessary for and related to the marketing of crude oil. The Marketing Agreement is effective as of June 1, 2004 and can be terminated upon 90 days written notice by either party. As consideration for the services provided under the Marketing Agreement, KKM shall pay Nelson a fixed fee of $20,000 per month and a variable fee of five US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is more than 10% of the total amount of production, or eight US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is less than 10% of the total amount of production (the “Marketing Fee”). In 2005 a total of $548,000 was charged under the marketing agreement compared to $274,000 during 2004.

The Company considers the Service Agreement and the Marketing Agreement to have been negotiated at prices better than those available in arms-length transactions but has no such comparable contracts with non-affiliates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

*23	.1	Consent of McDaniel and Associates Consultants Limited, dated April 26, 2006.
*23	.2	Acknowledgement of Ernst & Young, dated April 26, 2006.
*23	.3	Consent of Ernst & Young, dated June 09, 2006.
*31	.1	CEO Certification Pursuant to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	CFO Certification Pursuant to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 09, 2006

CHAPARRAL RESOURCES, INC.,
a Delaware corporation

By:	/s/ Boris Zilbermints
Boris Zilbermints
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles Talbot
Charles Talbot
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Name and Title	Date

/s/ Alan D. Berlin	Alan D. Berlin Director and Corporate secretary	June 09, 2006

/s/ Peter G. Dilling	Peter G. Dilling Director	June 09, 2006

/s/ Oktay Movsumov	Oktay Movsumov Director	June 09, 2006

/s/ Dmitry Timoshenko	Dmitry Timoshenko Director	June 09, 2006

/s/ Boris Zilbermints	Boris Zilbermints Director	June 09, 2006

INDEX TO EXHIBITS

*23	.1	Consent of McDaniel and Associates Consultants Limited, dated April 26, 2006.
*23	.2	Acknowledgement of Ernst & Young, dated April 26, 2006.
*23	.3	Consent of Ernst & Young, dated June 09, 2006.
*31	.1	CEO Certification Pursuant to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	CFO Certification Pursuant to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.