Form 10-Q/A
period 2006-03-31
CHAPARRAL RESOURCES INC
filed 2006-06-20
CIK 19252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-7261

CHAPARRAL RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0630863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Gannett Drive, Suite 418
White Plains, New York 10604
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (866) 559-3822

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

As of May 11, 2006 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.

Explanatory Note
Item 6 — Exhibits
Signatures
CEO Certification
CFO Certification

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 11, 2006 (the “Original 10-Q”), is being filed to amend note 9 of Item 1 — Financial Statements of Part I to reflect additional information and Item 6 — Exhibits of Part II of the Original 10-Q to add CEO and CFO certifications conforming to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 speaks as of the date of the Original 10-Q and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with our Original 10-Q and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q.

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

The total amounts of the transactions with related companies for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
	$000	$000

Nelson	†	326
Caspian	257	—

†	Nelson was merged into Caspian on December 5, 2005.

Accounts payable balance to affiliates as of March 31, 2006 and December 31, 2005 are as follows:

	2006	2005
	$000	$000

Nelson	†	237
Caspian	244	—

	244	237

†	Nelson was merged into Caspian on December 5, 2005.

The loan with Caspian is disclosed in Note 6.

1

Item 6 — Exhibits

*31.1	CEO Certification Pursuant to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	CFO Certification Pursuant to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

2

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 09, 2006

Chaparral Resources, Inc.

By:	/s/ Boris Zilbermints
Boris Zilbermints
Chief Executive Officer

By:	/s/ Charles Talbot
Charles Talbot
VP Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

3

INDEX TO EXHIBITS

*31.1	CEO Certification Pursuant to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	CFO Certification Pursuant to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

4