Form 10-Q
period 2006-06-30
CHAPARRAL RESOURCES INC
filed 2006-08-08
CIK 19252

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.
Commission File Number: 0 - 7261
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
As of August 7, 2006 the Registrant had 38,209,502 shares of its common stock, par value $0.0001 per share, issued and outstanding.

CHAPARRAL RESOURCES, INC.
FORM 10-Q
JUNE 30, 2006

PAGE
PART I. FINANCIAL INFORMATION

Item l. Financial Statements

Consolidated Condensed Balance Sheets as of June 30, 2006 and December 31, 2005	1

Consolidated Condensed Statements of Operations for the Three Months Ended June 30, 2006 and 2005 and Consolidated Condensed Statements of Operations for the Six Months Ended June 30, 2006 and 2005	3

Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	4

Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal proceedings	20

Item 4. Shareholder matters	20

Item 6. Exhibits	20

Signatures	21

Certifications
CEO Certification pursuant to Section 302
CFO Certification pursuant to Section 302
CEO Certification pursuant to Section 906
CFO Certification pursuant to Section 906

Part I — Financial Information
Item 1 — Financial Statements
Chaparral Resources, Inc.
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)

	$000	$000
Assets
Current assets:
Cash and cash equivalents	23,959	20,995
Accounts receivable:
Oil sales receivable	20,455	15,767
VAT receivable	7,665	6,671
Other receivables from affiliates	—	17
Prepaid expenses	9,596	4,716
Income taxes recoverable	38	2,301
Crude oil inventory	309	596

Total current assets	62,022	51,063

Materials and supplies	11,734	8,082
Other	588	2,119
Deferred income tax asset	1,747	—
Property, plant and equipment:
Oil and gas properties, full cost	199,145	183,505
Other property, plant and equipment	12,253	12,143

	211,398	195,648
Less — accumulated depreciation, depletion and amortization	(101,956)	(88,120)

Property, plant and equipment, net	109,442	107,528

Total assets	185,533	168,792

See accompanying notes.

Chaparral Resources, Inc.
Consolidated Condensed Balance Sheets (continued)

	June 30,	December 31,
	2006	2005
	(Unaudited)

	$000	$000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	9,029	8,497
Prepaid sales	—	361
Accrued liabilities:
Accrued interest payable	—	106
Other accrued liabilities	15,300	6,000
Current income tax liability	2,763	62
Current portion of loans payable	—	24,679

Total current liabilities	27,092	39,705

Accrued production bonus	451	395
Loans payable	—	7,333
Deferred income tax liability	—	62
Minority interest	49,754	34,164
Asset retirement obligation	1,738	1,624

Stockholders’ equity:
Common stock — authorized, 100,000,000 shares of $0.0001 par value; issued and outstanding, 38,209,502 shares as of June 30, 2006 and December 31, 2005	4	4
Capital in excess of par value	107,226	107,226
Preferred stock - 1,000,000 shares authorized, 925,000 shares undesignated. Issued and outstanding — none	—	—
Accumulated deficit	(732)	(21,721)

Total stockholders’ equity	106,498	85,509

Total liabilities and stockholders’ equity	185,533	168,792

See accompanying notes.

Chaparral Resources, Inc.
Consolidated Condensed Statements of Operations (Unaudited)

	For the Three months Ended		For the Six months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	$000 (except share data)		$000 (except share data)
Revenue	61,306	33,160	114,756	57,487

Costs and expenses:
Transportation costs	6,039	4,056	12,239	7,544
Operating expenses	4,787	3,568	8,859	7,393
Excess Profits Tax	9,565	—	13,991	—
Marketing fee	179	136	299	258
Depreciation and depletion	7,205	5,829	14,321	10,847
Management fee	137	200	275	393
Accretion expense	42	38	84	74
General and administrative	2,027	1,625	4,980	3,046

Total costs and expenses	29,981	15,452	55,048	29,555

Income from operations	31,325	17,708	59,708	27,932

Other income/(expense):
Interest income	164	57	222	143
Interest expense	(863)	(1,056)	(1,721)	(2,281)
Currency exchange gain	183	9	376	17
Minority interest	(7,862)	(5,040)	(15,590)	(7,862)
Loss on disposition of assets	(24)	(1)	(13)	(1)

Income before income taxes	22,923	11,677	42,982	17,948

Income tax expense	11,793	5,075	21,993	7,511

Net income available to common Stockholders	11,130	6,602	20,989	10,437

Basic earnings per share:
Net income per share	$0.29	$0.17	$0.55	$0.27
Weighted average number of shares outstanding (basic)	38,209,502	38,209,502	38,209,502	38,209,502

Diluted earnings per share:
Net income per share	$0.27	$0.17	$0.52	$0.27
Weighted average number of shares outstanding (diluted)	40,590,404	39,500,312	40,566,800	39,327,414
See accompanying notes.

Chaparral Resources, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the Six months Ended
	June 30,	June 30,
	2006	2005
	$000	$000
Cash flows from operating activities

Net income	20,989	10,437

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,321	10,847
Deferred income taxes	(1,809)	18
Accretion expense	84	74
Amortization of note discount	—	222
Currency exchange gain	(376)	(17)
Minority interest	15,590	7,862
Loss on disposal of assets	13	1

Changes in assets and liabilities:
(Increase)/decrease in:
Accounts receivable	(3,402)	(8,561)
Prepaid expenses	(4,880)	(571)
Crude oil inventory	159	(406)
Increase/(decrease) in:
Accounts payable and accrued liabilities	12,965	2,250
Accrued interest payable	(106)	(160)
Other liabilities	(361)	(6,548)

Net cash provided by operating activities	53,187	15,448

Cash flows from investing activities

Additions to property, plant and equipment	(480)	(339)
Capital expenditures on oil and gas properties	(15,610)	(12,595)
Other long-term assets	(2,121)	(1,437)

Net cash used in investing activities	(18,211)	(14,371)

Chaparral Resources, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited) (continued)

	For the Six months Ended
	June 30,	June 30,
	2006	2005
	$000	$000
Cash flows from financing activities

Proceeds from loans	—	37,000
Payments on loans	(32,012)	(13,000)
Other long-term assets	—	(84)

Net cash used in financing activities	(32,012)	23,916

Net increase in cash and cash equivalents	2,964	24,993
Cash and cash equivalents at beginning of period	20,995	9,611

Cash and cash equivalents at end of period	23,959	34,604

Supplemental cash flow disclosure

Interest paid	1,827	2,220
Income taxes paid	17,029	5,068

Supplemental schedule of non-cash investing and financing activities

Non-cash additions to oil and gas properties	30	121
See accompanying notes.

Chaparral Resources, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
1. General
Chaparral Resources, Inc. (“Chaparral”) was incorporated in the state of Colorado on January 13, 1972, principally to engage in the exploration, development and production of oil and gas properties. Chaparral focuses substantially all of its efforts on the development of the Karakuduk Field, an oil field located in the Central Asian Republic of Kazakhstan. In 1999, Chaparral reincorporated from Colorado to Delaware.
The consolidated financial statements include the accounts of Chaparral and its greater than 50% owned subsidiaries, ZAO Karakudukmunay (“KKM”), Central Asian Petroleum (Guernsey) Limited (“CAP-G”), Korporatsiya Mangistau Terra International (“MTI”), Road Runner Services Company (“RRSC”), Chaparral Acquisition Corporation (“CAC”), and Central Asian Petroleum, Inc. (“CAP-D”). Chaparral owns 80% of the common stock of CAP-G directly and 20% indirectly through CAP-D. Hereinafter, Chaparral and its subsidiaries are collectively referred to as the “Company”. All significant inter-company transactions have been eliminated.
Since May 2002, Chaparral owned an effective 60% interest in KKM, a limited liability company incorporated in Kazakhstan. KKM was formed to engage in the exploration, development and production of oil and gas properties in the Republic of Kazakhstan. KKM’s only significant investment is in the Karakuduk Field, an onshore oil field in the Mangistau region of the Republic of Kazakhstan. On August 30, 1995, KKM entered into an agreement with the Ministry of Oil and Gas Industry for Exploration, Development and Production of Oil in the Karakuduk Oil Field in the Mangistau Region of the Republic of Kazakhstan (the “Agreement”). KKM’s rights and obligations regarding the exploration, development and production of underlying hydrocarbons in the Karakuduk Field are determined by the Agreement.
KKM’s rights to the Karakuduk Field may be terminated under certain conditions specified in the Agreement. The term of the Agreement is 25 years commencing from the date of KKM’s registration. The Agreement can be extended to a date agreed between the Ministry of Energy and Mineral Resources and KKM as long as production of petroleum and/or gas is continued in the Karakuduk Field.
KKM is owned jointly by CAP-G (50%), MTI (10%) and Caspian Investments Resources Limited (“Caspian”) (40%). Caspian acquired its 40% share when it purchased Nelson Resources Limited (“Nelson”) in December 2005. Nelson had acquired its interest in December 2004 from KazMunayGas JSC (“KMG”), the national petroleum company of Kazakhstan, owned by the government of the Republic of Kazakhstan.
From May 2004 to December 2005, Nelson owned approximately 60% of the outstanding common stock of Chaparral. In December 2005 Caspian became the majority shareholder of Chaparral when it acquired Nelson. The ultimate parent of Caspian is OAO LUKOIL.
Merger
On March 13, 2006 Chaparral announced that it had entered into an agreement with LUKOIL Overseas Holdings Limited (“LUKOIL”) to effect a merger into a wholly owned subsidiary of LUKOIL. On the effective date of this merger, all issued and outstanding common stock of Chaparral will be exchanged for $5.80 per share in cash. The transaction is subject to the approval of a meeting of stockholders expected to be held in September 2006 and certain other conditions including the receipt of all regulatory approvals and consents. Further details are contained within the form 8-K filed by the Company with the SEC on March 14, 2006, which is incorporated herein by reference.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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

Chaparral Resources, Inc. Notes to Consolidated Condensed Financial Statements (Unaudited)
(continued)
2. Recent Accounting Pronouncements
In November 2004 the FASB issued SFAS 151, Inventory Costs, an Amendment of APB Opinion No. 43, Chapter 4. SFAS 151 clarifies the accounting treatment for various inventory costs and overhead allocations and is effective for inventory costs incurred after July 1, 2005. It has not had a material impact on the Company’s financial statements upon adoption.
In December 2004 the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29. SFAS 153 specifies the criteria required to record a non-monetary asset exchange using carryover basis and is effective for non-monetary asset exchanges occurring after July 1, 2005. It has not had a material impact on the Company’s financial statements upon adoption.
In December 2004 the FASB issued SFAS 123 (revised 2004) (“SFAS 123R”), Share Based Payments. SFAS 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value and is effective for public companies in the first interim period after June 15, 2005. It has not had a material impact on the Company’s financial statements upon adoption.
In May 2005 the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 changes the accounting for and reporting of accounting principle. It requires retrospective application of a change of accounting principle unless impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005. It has not had a material impact on the Company’s financial statements upon adoption.
In March 2006 the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments and SFAS 156, Accounting for Servicing of Financial Assets. Neither of these standards is relevant to the Company’s current operations.
In July 2006 the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for income taxes and sets out consistent recognition criteria. FIN 48 is effective for fiscal years beginning after December 15, 2006. It is not expected to have a significant impact on the Company’s financial statements upon adoption.
3. Prepaid Expenses
The breakdown of Prepaid Expenses is as follows:

	June 30,	December 31,
	2006	2005

	$000	$000
Description

Prepaid transportation costs	951	1,787
Advanced payments for materials, supplies and services	7,644	1,111
Prepaid insurance	809	486
Deferred financing charges	—	838
Other prepaid expenses	192	494

Total prepaid expenses	9,596	4,716

Prepaid transportation costs represent prepayments of export tariffs to CJSC KazTransOil (“KTO”), a 100% subsidiary of KMG, necessary to sell oil on the export market, which is expensed in the period the related oil revenue is recognized. Advanced payments for materials and supplies represent prepayments for general materials and supplies to be used in the development of the Karakuduk Field.
4. Asset Retirement Obligation
SFAS No. 143 requires entities to record the fair value of the liability for asset retirement obligations (ARO) in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.
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

Chaparral Resources, Inc. Notes to Consolidated Condensed Financial Statements (Unaudited)
(continued)
4. Asset Retirement Obligation (continued)
The following table shows movements in the Company’s asset retirement obligation liability:

	June 30,	June 30,
	2006	2005
	$000	$000
Asset retirement obligation at beginning of period	1,624	1,232
Accretion expense	84	74
Additional provision for new wells	30	121

Asset retirement obligation at end of period	1,738	1,427

5. Change in Control
In May 2004, Nelson purchased from Central Asian Industrial Holdings, N.V. (“CAIH”) 22,925,701 shares of Chaparral, representing approximately 60% of Chaparral’s issued and outstanding common stock. As part of the transaction, a Stock Purchase Warrant exercisable for 3,076,923 shares of the Company’s common stock originally issued to CAIH, and a promissory note of the Company payable to CAIH, with a principal amount of $4 million (see Note 6), were transferred by CAIH to Nelson. The total purchase price was $23.9 million. On October 18, 2005 approximately 65% of Nelson was acquired by Caspian Investments Resources Limited, a wholly owned subsidiary of OAO LUKOIL. On December 5, 2005 Caspian acquired the remaining 35% of the shares of Nelson, Nelson and Caspian were merged and Nelson ceased to exist.
6. Loans
The Note
In May 2002, the Company received a total equity and debt capital infusion of $45 million, which was partially utilized to repay a substantial portion of the Company’s loan agreement with Shell Capital, Inc. (the “Shell Capital Loan”). The Company received a total investment of $12 million from CAIH, including $8 million in exchange for 22,925,701 shares, or approximately 60%, of the Company’s outstanding common stock, and $4 million in exchange for a three year note bearing interest at 12% per annum (the “Note”). Along with the Note, CAIH received a warrant to purchase 3,076,923 shares of the Company’s common stock at $1.30 per share (the “Warrant”). Additionally, Kazkommertsbank, an affiliate of CAIH, provided KKM with a credit facility totaling $33 million (the “KKM Credit Facility”), consisting of $28 million that was used to repay a portion of the Shell Capital Loan and $5 million that was made available for KKM’s working capital requirements. The Company paid CAIH $1.79 million as a related restructuring fee.
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
(continued)
6. Loans (continued)
$3 million on substantially similar terms, but with an increase in the interest rate from 12% to 14% from May 10, 2005 and an extension of the maturity date of one year to May 10, 2006. On March 31, 2005 the $1 million prepayment was made, the existing loan note was cancelled and the new loan note was signed. This loan note was repaid in full during May 2006.
KKM Credit Facility
As mentioned above, in May 2002, KKM established the KKM Credit Facility, a five-year, $33 million credit line with Kazkommertsbank. The KKM Credit Facility consisted of a $30 million non-revolving line and a $3 million revolving line, both of which were fully borrowed by KKM in May 2002. The Company recognized $1.71 million of interest expense on the KKM Credit Facility for the six months ended June 30, 2005.
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
BNP/KBC Credit Facility
On March 24, 2005, KKM signed a $40 million Structured Crude Oil Pre-export Credit Facility Agreement with BNP Paribas (Suisse) SA (“BNP”) and KBC Bank N.V. (the “BNP/KBC Credit Facility”). On June 30, 2005, $32 million was drawn down from this facility. For six months from 30 June, 2005 the facility was a revolving credit, after which the amount outstanding became a term loan repayable in 36 equal monthly installments commencing on December 30, 2005. The purpose of the loan was to refinance the KKM Credit Facility, fund future development costs and fund fees related to the facility.
The interest rate applicable under the facility was LIBOR plus 3.25% in the first year and LIBOR plus 4.00% thereafter. Interest was payable monthly. Fees paid by KKM included a 1.75% arrangement fee, a 1.65% p.a. commitment fee on the unused commitment during the revolving credit period, $100,000 for the lenders’ legal costs and $15,000 for agency and technical bank fees. Fees payable included $15,000 per quarter in advance for agency and technical bank fees. A total of $0.8 million was accrued for the arrangement fee and legal costs which was being amortized over the life of the facility. The outstanding term loan was repaid in full during the quarter ended June 30, 2006 and all deferred arrangement fees and legal costs were written off.
As part of the BNP/KBC Credit Facility conditions, an Offtake Agreement was signed in June 2005 with Vitol Central Asia S.A. (“Vitol”) whereby KKM is obligated to sell to Vitol, and Vitol is obligated to buy, all of KKM’s crude oil production available for export at international market prices for five years from July 1, 2005, with step-in rights in favor of the lenders. In accordance with the BNP/KBC Credit Facility conditions, accounts receivable from Vitol are pledged as collateral for the loan. In addition, a performance and financial guarantee was issued by Nelson (the “Nelson Guarantee”) in support of all amounts owing by KKM under the BNP/KBC Credit Facility. Under a separate agreement, in consideration for issuing the Nelson Guarantee, KKM would pay Nelson, annually in advance, a fee of 2.5% p.a. on the facility amount of $40 million for the first six months and on the daily principal amount of the loan outstanding during the term period. An amount of $1.0 million, which was paid in July 2005 for the estimated first years guarantee fee was accrued in June 2005 and was amortized over twelve months.
A further condition of the BNP/KBC Credit Facility was that KKM enter into crude oil hedging arrangements to the satisfaction of the lending banks. Nelson entered into such an arrangement with BNP, for the benefit of KKM, in April 2005, and this agreement was subsequently novated in favor of KKM for the period of April 2005 to December 2005 effectively permitting the Company to guarantee a minimum receipt of $33.00 per barrel for specified monthly amounts of crude oil. Nelson paid BNP $267,300 as consideration, equivalent to $0.22 per barrel. There are no current hedge arrangements in place.

Chaparral Resources, Inc. Notes to Consolidated Condensed Financial Statements (Unaudited)
(continued)
6. Loans (continued)
KKM was subject to certain pledges, covenants, and other restrictions under the BNP/KBC Credit Facility, including, but not limited to, the following:
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
(vi) Nelson to maintain a controlling interest in KKM; and
(vii) A requirement to maintain a minimum credit balance in a “Collection Account”. This balance should always exceed $1.5 million.
The BNP/KBC Credit Facility stipulated certain events of default, including, but not limited to, KKM’s inability to meet the terms of the BNP/KBC Credit Facility and the Offtake Agreement, default by KKM or Nelson under any other agreements and material litigation involving Nelson or KKM. If an event of default did occur and was not waived by the lenders, the lenders could enforce the Nelson Guarantee and their step-in rights under the Offtake Agreement.
The Company has no outstanding loan obligations as of June 30, 2006.
7. Income Taxes
Income tax expense, as reported, relates entirely to foreign income taxes provided on the Company’s operations within the Republic of Kazakhstan. KKM’s principal agreement with the government of the Republic of Kazakhstan for the exploration, development and production of oil in the Karakuduk Field specifies the income taxes and other taxes applicable to KKM, which is subject to the tax laws of the Republic of Kazakhstan. The Company has used the best estimates available to determine its current and deferred tax liabilities within Kazakhstan. A deferred taxation valuation allowance is made against net operating losses arising as a result of expenses incurred outside of Kazakhstan, as any potential reversal of these losses is not likely in the foreseeable future. This may lead to a significantly higher effective tax rate in certain periods.
8. Capital Commitments
The Company has signed two contracts with Nabors Industries Limited to supply two drilling rigs. It is expected that these rigs will be mobilized in September 2006. The Company has also signed a contract with Upetrom-Foserco Kazakhstan to supply a further rig. It is expected that this rig will be mobilized in August 2006. The minimum obligation under these contracts is set out below. The Company’s other drilling and operations related contracts can either be cancelled within 30 days or are on a call-off (as required) basis.

		Between one & two	Payable upon rig
	Within one year	years	demobilization	Total
	$000	$000	$000	$000
Drilling contracts with Nabors Industries Ltd	24,050	9,000	1,000	34,050
Drilling contract with Upetrom-Forserco Kazakhstan LLC	1,874	—	300	2,174

Total commitments under drilling contracts	25,924	9,000	1,300	36,224

As of June 30, 2006 the Company had made purchase commitments for work associated with the rail rack, reservoir pressure maintenance and other field facilities at the Karakuduk field of $11.83 million. It had no other significant commitments other than those incurred during the normal performance of the work program to develop the Karakuduk Field.

Chaparral Resources, Inc. Notes to Consolidated Condensed Financial Statements (Unaudited)
(continued)
9. Related Party Transactions
In August 2004, the Company approved a two-year agreement with Nelson to provide corporate administrative services and financial advisory services (the “Service Agreement”) to support its business activities. The Service Agreement is effective as of June 1, 2004 and can be terminated upon 30 days written notice by either party. In consideration for these services Nelson will receive a fixed monthly fee of $20,000 for administrative services and $25,000 for financial advisory services (the “Management Fee”). As part of the Service Agreement, Nelson is also required to provide personnel to cover Chaparral’s executive and managerial needs. The cost of executive and managerial personnel will be allocated on the basis of the cost of personnel involved and on the percentage of time actually spent by such personnel on matters related to Chaparral, as mutually agreed by the parties from time to time. In addition, Nelson will use its greater buying power to obtain more favorable rates for goods and services, including insurance coverage, for Chaparral. These expenditures will be passed to Chaparral at cost with a ten percent mark-up. This agreement was acquired by Caspian upon its merger with Nelson in December 2005. For the six months to June 30, 2006, the Company has booked $275,124 for the Management Fee, the executive and managerial cost, insurance coverage and the mark-up under the Service Agreement.
In June 2004, KKM entered into a three year agency agreement with Nelson (the “Marketing Agreement”), whereby Nelson becomes the duly authorized, exclusive agent for the purpose of marketing crude oil, and is empowered to represent the interests of KKM in relations with governmental authorities and commercial organizations and also enter into contracts and agreements and any other documents necessary for and related to the marketing of crude oil. The Marketing Agreement is effective as of June 1, 2004 and can be terminated upon 90 days written notice by either party. As consideration for the services provided under the Marketing Agreement, KKM shall pay Nelson a fixed fee of $20,000 per month and a variable fee of five US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is more than 10% of the total amount of production, or eight US cents per barrel of total production in a reporting calendar month, if the amount of supplies to the local market in that month is less than 10% of the total amount of production (the “Marketing Fee”). This agreement was acquired by Caspian upon its merger with Nelson in December 2005. For the six months to June 30, 2006, $298,956 was accrued under the Marketing Agreement.
The Company considers the Service Agreement and the Marketing Agreement to have been negotiated at prices better than those available in arms-length transactions but has no such comparable contracts with non-affiliates.
The total amounts of the transactions with related companies for the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005
	$000	$000
Nelson	+	717
Caspian	574	—

+	Nelson was merged into Caspian on December 5, 2005.
Accounts payable balance to affiliates as at June 30, 2006 and December 31, 2005 are as follows:

	2006	2005
	$000	$000
Nelson	+	237
Caspian	3,117	—

	3,117	237

+	Nelson was merged into Caspian on December 5, 2005.
A $3 million loan with Caspian repaid in May 2006 is disclosed in Note 6.

Chaparral Resources, Inc. Notes to Consolidated Condensed Financial Statements (Unaudited)
(continued)
10. Contingencies
Taxation
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
Merger
On March 13, 2006 Chaparral announced that it had entered into an agreement with LUKOIL Overseas Holdings Limited (“LUKOIL”) to effect a merger into a wholly owned subsidiary of LUKOIL. On the effective date of this merger, all issued and outstanding common stock of Chaparral will be exchanged for $5.80 per share in cash. The transaction is subject to the approval of a meeting of stockholders expected to be held in September 2006 and certain other conditions including the receipt of all regulatory approvals and consents. Further details are contained within the form 8-K filed by the Company with the SEC on March 14, 2006 and the preliminary proxy statement filed with the SEC on May 1, 2006, as amended on June 19, 2006, which are incorporated herein by reference.
The day following the issuance of the press release announcing the execution of the merger agreement, the first of three separate complaints were filed in the Delaware Court of Chancery. Shortly thereafter, an additional complaint was filed in the Supreme Court of the State of New York, to commence class actions lawsuits on behalf of our stockholders against LUKOIL, Chaparral and our board of directors. The complaints in these actions, which purport to be brought on behalf of all stockholders, generally alleged breaches of fiduciary duty by Chaparral, our board of directors and LUKOIL and that the merger consideration offered by LUKOIL is inadequate. These suits generally seek to enjoin the merger or, in the alternative, damages in an unspecified amount and rescission in the event a merger occurred pursuant to the merger agreement. These complaints are fully disclosed as Exhibit 99.2 to the Company’s Form 10-K filed with the SEC on March 23, 2006 and on forms 8-K filed with the SEC on March 23, 2006 and March 27, 2006, which are incorporated herein by reference. On March 31, 2006 the three law suits filed in the Delaware Court of Chancery were consolidated into one. The plaintiffs in the Delaware cases filed a consolidated amended complaint on July 3, 2006, which in addition to the previous allegations, asserts that the revised preliminary proxy statement filed on June 19, 2006 either did not disclose or falsely characterized numerous matters relating to the Special Committee process, its negotiations efforts, and the merger agreement. The parties to the Delaware cases have agreed upon an expedited scheduling order. The Defendants in the Delaware cases have agreed to file answers to the amended complaint by July 26, 2006. The Defendants have further agreed to keep plaintiffs apprised of the expected date of mailing of the definitive proxy statement and to give plaintiffs notice at least 14 calendar days prior to the mailing of the definitive proxy statement, to supply plaintiffs with the text of the definitive proxy statement at the soonest practicable date, and not to schedule the vote on the merger transaction less than 30 calendar days after the mailing of the definitive proxy statement. The parties to the New York case have agreed that Defendants have until August 31, 2006 to respond to that suit.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
1. Liquidity and Capital Resources
General Liquidity Considerations
Going Concern
Our financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no external loans and we expect to be able to meet all expenditure and cash flow requirements through the next twelve months.
Liquidity and Capital Resources
We are presently engaged in the development of the Karakuduk Field, which requires substantial cash expenditures for drilling, well completions, workovers, oil storage and processing facilities, pipelines, gathering systems, water injection facilities, plant and equipment (pumps, transformer sub-stations etc.), a rail loading facility and gas utilization. We have invested approximately $199 million in the development of the Karakuduk Field and have drilled or re-completed 72 producing wells. Total capital expenditures for the first half of 2006 were approximately $16 million. Capital expenditures are estimated to be at least $200 million from 2006 through 2010, including the drilling of approximately 60 more wells over this period. We anticipate 2006 capital expenditures of approximately $58 million.
We expect to finance the continued development of the Karakuduk Field primarily through cash flows from the sale of crude oil. During the second quarter of 2006, KKM sold approximately 992,000 barrels of crude oil for $61 million, compared to 962,000 barrels for $54 million in the first quarter of 2006. Current daily oil production is in excess of 11,850 barrels per day, net of royalties.
During 2006, KKM expects to further increase production by drilling 12 new wells, converting more wells to artificial lift, converting five more wells to water injection wells, and continuing with its reservoir pressure maintenance program. Also, in the second half of 2006, KKM expects to commission its rail loading facility near the field so that they will be able to transport crude oil by rail to Aktau. This is expected to result in significantly higher netbacks. At the end of 2006 KKM expect to have 77 productive wells out of a total well stock of 93 wells.
Our short and long-term liquidity is impacted by local oil sales obligations imposed on oil and gas producers within Kazakhstan to supply local energy needs, and our ability to obtain export quota necessary to sell our crude oil production on the international market. Under the terms of the Agreement, we have a right to export, and receive export quota for, 100% of the production from the Karakuduk Field. The domestic market does not permit world market prices to be obtained, resulting in, on average, $38 lower cash flow per barrel in the first half of 2006. Furthermore, the Government has not allocated sufficient export quota to allow us to sell all of our available crude oil production on the world market. The Company has determined that it is no longer in its the best interests to pursue arbitration proceedings in Switzerland for the breach of the Agreement by the Government of Kazakhstan, instead we intend to seek an amicable resolution of this matter. If the matter cannot be resolved in a satisfactory manner, we have, however, reserved our right to commence formal arbitration proceedings pursuant to our contractual arrangements with the Government.
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
During January 2006 the Company had to suspend its drilling program, following the decision of OGEC to demobilize their rig but has continued with the development of infrastructure and other facilities at the Karakuduk Field. As of June 30, 2006 the total field well count had risen to 81 compared to 79 on December 31, 2005. The Company has now let a contract to Upetrom-Foserco Kazakhstan LLC for the supply of a drilling rig and to Nabors Industries Limited for the supply of two drilling rigs. The Company expects mobilization of these rigs during August and September 2006. The current forecast drilling program assumes that a further 10 wells will be drilled during the remainder of 2006. The producing well count at the field as of June 30, 2006 was 59 wells compared to 61 at the end of 2005.
Production for the first half of 2006 was 2.05 million barrels, equivalent to 11,350 barrels of oil per day (“bopd”), compared to 1.73 million barrels, or 9,555 bopd, in the first half of 2005, an increase of 19%. The Company sold 258,000 tonnes to export markets (96% of total sales) and 11,000 tonnes locally during the first half of 2006, compared with 178,500 tonnes exported (93% of total sales) and 14,000 tonnes to the local market in the first half of 2005.
We expect KKM’s production to reach a level of approximately 16,000 bopd by the end of the year.

Capital Commitments and Other Contingencies
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

2. Results of Operations
Results of Operations for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
Our operations for the three months ended June 30, 2006 resulted in a net income of $11.13 million compared to a net income of $6.60 million for the three months ended June 30, 2005. The $4.53 million increase in our net income is primarily a result of higher crude prices and higher sales volumes partially offset by Excess Profits Tax and higher minority interest and higher income taxes.
Revenues. Revenues were $61.31 million for the second quarter of 2006 compared with $33.16 million for the second quarter of 2005. The $28.15 million increase is the result of higher crude prices and sales volumes achieved during the second quarter of 2006 as compared to the same period of 2005. During the second quarter of 2006, we sold approximately 992,000 barrels of crude oil, recognizing $61.31 million in revenue, or $61.80 per barrel after quality differential losses. Comparably, we sold approximately 793,500 barrels of crude oil, recognizing $33.16 million in revenue, or $41.79 per barrel, during the second quarter of 2005. The result is a positive price variance of $19.85 million and a positive volume variance of $8.30 million.
Transportation and Operating Expenses. Transportation costs for the second quarter of 2006 were $6.04 million, or $6.09 per barrel sold, and operating costs associated with sales were $4.79 million, or $4.83 per barrel. Comparatively, transportation costs for the second quarter of 2005 were $4.06 million, or $5.11 per barrel, and operating costs associated with sales were $3.57 million, or $4.50 per barrel. The increase in transportation cost per barrel during the quarter ended June 30, 2006 is the result of higher tariffs imposed on the Company following the decision to ship the oil to Baltic Sea rather than Black Sea ports. The main reason for the increase in operating cost per barrel is the Company’s increase in expenditure on the operating work-over program.
Excess Profits Tax. Under KKM’s Agreement with the Ministry of Energy and Natural Resources for the Exploration, Development and Production of Oil in the Karakuduk Field a charge for Excess Profits Tax becomes payable when the total cumulative return on cash flows at the field exceeds certain levels, and is levied at various rates. In the quarter ended June 30, 2006 the charge for Excess Profits Tax amounted to $9.57 million. There was no corresponding charge in the quarter ended June 30, 2005 as the cumulative return was still below the minimum thresholds.
Depreciation and Depletion. Depreciation and depletion expense was $7.21 million for the second quarter of 2006 compared with $5.83 million for the second quarter of 2005. The $1.38 million increase is the result of higher production volumes and a higher effective depletion rate which is due to a proportionately higher increase in future capital costs associated with increased reserves. During the second quarter of 2006, the Company recognized a total depletion expense of $6.94 million or $6.55 per barrel produced, compared to $5.64 million or $5.93 per barrel produced for the second quarter of 2005.
Estimates of our proved oil and gas reserves are prepared by an independent engineering company in accordance with guidelines established by the Securities and Exchange Commission (“SEC”). Those guidelines require that reserve estimates be prepared under existing economic and operating conditions with no provisions for increases in commodity prices, except by contractual arrangement. Estimation of oil and gas reserve quantities is inherently difficult and is subject to numerous uncertainties. Such uncertainties include the projection of future rates of production, export allocation, and the timing of development expenditures. The accuracy of the estimates depends on the quality of available geological and geophysical data and requires interpretation and judgment. Estimates may be revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Our estimates of reserves are expected to change as additional information becomes available. A material change in the estimated volumes of reserves could have an impact on the depletion rate calculation and the financial statements.
General and Administrative Expense. General and administrative costs increased from $1.63 million for the three months ended June 30, 2005 to $2.08 million for the three months ended June 30, 2006. The increase of $0.45 million is primarily due to costs associated with the merger and stockholder litigation of $0.68 million incurred in the quarter ended June 30, 2006 partially offset by an accrual of $0.47 million for Kazakh withholding tax payable on management fees charged by CAP-G to KKM for the period January 2004 to March 2005 made in the quarter ended June 30, 2005.
Interest Expense. Interest expense was $0.86 million for the second quarter of 2006 compared to $1.06 million for the second quarter of 2005. The decrease of $0.20 million is as a result of lower interest charges under the BNP/KBC Credit Facility and KKM Credit Facility due to reduction in principal outstanding partially offset by the recognition of a charge of $0.35 million due to bank charges on early repayment of debt. The early repayment of all the Company’s debt is likely to see further reductions in interest expense in forthcoming quarters.
Income Tax Expense. Income tax expense increased from $5.08 million for the three months ended June 30, 2005 to $11.79 million for the three months ended June 30, 2006, representing 30% and 29% respectively of pre-tax income excluding minority interests and Excess Profits Tax. Excess Profits Tax does not attract tax relief under the taxation regulations of the Republic of Kazakhstan. The tax charge has increased as income has increased.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
Our operations for the six months ended June 30, 2006 resulted in a net income of $20.99 million compared to a net income of $10.44 million for the six months ended June 30, 2005. The $10.55 million increase in our net income is primarily a result of higher crude prices and sales volumes partially offset by Excess Profits Tax and increased minority interests and income taxes.
Revenues. Revenues were $114.76 million for the first half of 2006 compared with $57.49 million for the first half of 2005. The $57.27 million increase is the result of higher crude prices and sales volumes achieved during the first half of 2006 as compared to the same period of 2005. During the first half of 2006, we sold approximately 1,954,000 barrels of crude oil, recognizing $114.76 million in revenue, or $58.73 per barrel after quality differential losses. Comparably, we sold approximately 1,472,500 barrels of crude oil, recognizing $57.49 million in revenue, or $39.04 per barrel, for the first half of 2005. The result is a positive price variance of $38.47 million and a positive volume variance of $18.80 million.
Transportation and Operating Expenses. Transportation costs for the first half of 2006 were $12.24 million, or $6.26 per barrel sold, and operating costs associated with sales were $8.86 million, or $4.53 per barrel sold. Comparatively, transportation costs for the first half of 2005 were $7.54 million, or $5.12 per barrel, and operating costs associated with sales were $7.39 million, or $5.02 per barrel. The increase in transportation cost per barrel during the first half of 2006 is the result of higher tariffs imposed on the Company following the decision to ship the oil to Baltic Sea rather than Black Sea ports. There is a further charge for demurrage incurred during the six months ended June 30, 2006 of $0.86 million or $0.44 per barrel. There was no corresponding charge in the six months ended June 30, 2005. The main reason for the decrease in operating cost per barrel is the Company’s continuing efforts to improve tariffs by using a smaller number of preferred suppliers and increasing supervision of expenditure at the field. This effect has been partially offset by an increase in expenditure on the operating work-over program.
Excess Profits Tax. Under KKM’s Agreement with the Ministry of Energy and Natural Resources for the Exploration, Development and Production of Oil in the Karakuduk Field a charge for Excess Profits Tax becomes payable when the total cumulative return on cash flows at the field exceeds certain levels, and is levied at various rates. In the six months ended June 30, 2006 the charge for Excess Profits Tax amounted to $13.99 million. There was no corresponding charge in the six months ended June 30, 2005 as the cumulative return was still below the minimum thresholds.
Depreciation and Depletion. Depreciation and depletion expense was $14.32 million for the first half of 2006 compared with $10.85 million for the first half of 2005. The $3.47 million increase is the result of higher production volumes and a higher effective depletion rate which is due to a proportionately higher increase in future capital costs associated with increased reserves. During the first half of 2006, the Company recognized a total depletion expense of $13.80 million or $6.72 per barrel produced, compared to $10.47 million or $6.05 per barrel produced for the first half of 2005.
Estimates of our proved oil and gas reserves are prepared by an independent engineering company in accordance with guidelines established by the Securities and Exchange Commission (“SEC”). Those guidelines require that reserve estimates be prepared under existing economic and operating conditions with no provisions for increases in commodity prices, except by contractual arrangement. Estimation of oil and gas reserve quantities is inherently difficult and is subject to numerous uncertainties. Such uncertainties include the projection of future rates of production, export allocation, and the timing of development expenditures. The accuracy of the estimates depends on the quality of available geological and geophysical data and requires interpretation and judgment. Estimates may be revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Our estimates of reserves are expected to change as additional information becomes available. A material change in the estimated volumes of reserves could have an impact on the depletion rate calculation and the financial statements.
General and Administrative Expense. General and administrative costs increased from $3.05 million for the six months ended June 30, 2005 to $4.98 million for the six months ended June 30, 2006. The increase of $1.93 million is primarily due to $1.55 million of expenses related to the merger and stockholder litigation accrued in the first half of 2006 and increased insurance premiums for Directors and Officers insurance of $0.65 million partially offset by an accrual of $0.37 million for Kazakh withholding tax payable on management fees charged by CAP-G to KKM for the period January 2004 to December 2004 made in the six months ended June 30, 2005.
Interest Expense. Interest expense was $1.72 million for the first half of 2006 compared to $2.28 million for the first half of 2005. Interest and financing charges associated with the BNP/KBC and KKM credit facilities were $0.23 million lower due primarily to a reduction in principal outstanding. The early repayment of all the Company’s debt is likely to see further reductions in interest expense in forthcoming quarters.
Income Tax Expense. Income tax expense increased from $7.51 million for the six months ended June 30, 2005 to $21.99 million for the six months ended June 30, 2006, representing 29% and 30% respectively of pre-tax income excluding minority interest and Excess Profits Tax. Excess Profits Tax does not attract tax relief under the taxation regulations of the Republic of Kazakhstan. The tax charge has increased as income has increased.

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
4. Inflation and Exchange Rates
We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. The devaluation of the Tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the Tenge. KKM retains the majority of its cash and cash equivalents in U.S. dollars, but KKM’s statutory tax basis in its assets, tax loss carry-forwards, and VAT receivables are all denominated in Tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of June 30, 2006, the exchange rate was 118.69 Tenge per U.S. dollar compared to 133.77 as of December 31, 2005. The movement of the Tenge against the U.S. Dollar in the quarter ended June 30, 2006 has been due to the Government of the Republic of Kazakhstan allowing a strengthening of the Tenge as a result of the strong oil price and has resulted in a recognized foreign currency exchange gain of $0.18 million in the quarter.
5. Critical Accounting Policies
The preparation of the Company’s consolidated financial statements requires management to make estimates, assumptions and judgments that affect the Company’s assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Management bases these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information it believes are reasonable. Actual results may differ from these estimates under different conditions. For a full description of the Company’s critical accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report on Form 10-K.
6. Special Note Regarding Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “estimates”, “believes”, “predicts”, “potential”, “likely”, or “continue”, or by the negative of such terms or comparable terminology. Forward-looking statements are predictions based on current expectations that involve a number of risks and uncertainties. Actual events may differ materially. In evaluating forward-looking statements, you should consider various factors, including the risks discussed above. These factors may cause our actual results to differ materially from any forward-looking statement.
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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
The functional currency is the U.S. dollar. All transactions arising in currencies other than U.S. dollars, including assets, liabilities, revenue, expenses, gains, or losses are measured and recorded in U.S. dollars using the exchange rate in effect on the date of the transaction.
Cash and other monetary assets held and liabilities denominated in currencies other than U.S. dollars are translated at exchange rates prevailing as of the balance sheet date (118.69 and 133.77 Tenge per U.S. dollar as of June 30, 2006 and December 31, 2005, respectively). Non-monetary assets and liabilities denominated in currencies other than U.S. dollars have been translated at the estimated historical exchange rate prevailing on the date of the transaction. Exchange gains and losses arising from translation of non-U.S. dollar amounts at the balance sheet date are recognized as an increase or decrease in income for the period. See Item 2, section 4 for discussion on inflation and exchange rate risks.
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
In addition, under the terms of our Agreement with the government of the Republic of Kazakhstan, the Company has the right to export, and receive export quota for, 100% of the production from the Karakuduk Field. However, oil producers within Kazakhstan are required to supply a portion of their crude oil production to the local market to meet domestic energy needs. Local market oil prices are significantly lower than prices obtainable on the export market. For the six months ended June 30, 2006, the Company sold 80,000 barrels of crude oil, or 4% of its total oil sales, to the local market, compared to 102,000 barrels, or 7%, during the six months ended June 30, 2005. During the first half of 2006, local market prices obtained by the Company were, on average, $38 per barrel below export market prices, compared to $19 per barrel in the six months ended June 30, 2005. We have attempted, in accordance with the Agreement, to effect the 100% export of all hydrocarbons produced from the Karakuduk Field, through discussions with the government of the Republic of Kazakhstan. We plan to continue to work with the government to increase our export quota and minimize or eliminate future local sales requirements. In addition, we entered into an agency agreement with Nelson to assist in reducing our local market obligation (see Note 9 to the interim financial statements presented in Item 1). However, no assurances can be provided that we will be able to export a higher portion of our production and that our cash flow from operations will be sufficient to meet working capital requirements in the future.
Credit risk
During 2005 we sold all of our crude oil for export to Vitol Central Asia S.A. (“Vitol”). This accounted for approximately 98% of the Company’s revenues during that year. KKM has a five year crude oil sales agreement in place with Vitol. Under this agreement the price for each month’s delivery of crude oil is agreed in advance between the off-taker and KKM. KKM has the absolute right, at its own discretion, to sell its oil to a third party if a price cannot be agreed. Crude oil is a fungible product and, as such, a ready market is available subject to the discussion above concerning commodity price risk. All sales to Vitol are covered by an irrevocable letter of credit issued by an international bank having a long term credit rating of no less than ‘A’. During the six months ended June 30, 2006 KKM has also started to sell its crude oil for export sale to Drake Industries. These sales are also covered by irrevocable letters of credit.

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company carried out an evaluation as of June 30, 2006, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the design and operation of these disclosure controls and procedures pursuant to Rules 13a-15e under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.
Changes in Internal Controls over Financial Reporting
As a result of the evaluation referred to in the preceding paragraph, there were no changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended June 30, 2006.

Part II- Other Information
Item 1 — Legal proceedings
See Contingencies in Note 10 to our consolidated financial statements included in Item 1, Financial Statements of this Report for information on legal proceedings.
Item 4 — Shareholder matters
On March 13, 2006 Chaparral announced that it had entered into an agreement with LUKOIL Overseas Holdings Limited (“LUKOIL”) to effect a merger into a wholly owned subsidiary of LUKOIL. On the effective date of this merger, all issued and outstanding common stock of Chaparral will be exchanged for $5.80 per share in cash. The transaction is subject to the approval of a meeting of stockholders expected to be held in September 2006 and certain other conditions including the receipt of all regulatory approvals and consents. Further details are contained within the form 8-K filed by the Company with the SEC on March 14, 2006, the preliminary proxy statement filed with the SEC on May 1, 2006, and the revised preliminary proxy statement filed with the SEC on June 19, 2006 which are incorporated herein by reference.
Item 6 — Exhibits
*	31.1	CEO Certification pursuant to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	CFO Certification pursuant to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 7, 2006

Chaparral Resources, Inc.

By:	/s/ Boris Zilbermints Boris Zilbermints
Chief Executive Officer

By:	/s/ Charles I. Talbot Charles I. Talbot
VP Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
*	31.1	CEO Certification pursuant to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	CFO Certification pursuant to Item 601(b)(31) of Regulation M-A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.